Form 10-Q
period 1996-05-04
BOOKS A MILLION INC
filed 1996-06-19
CIK 891919

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- ------   EXCHANGE ACT OF 1934.

         For the quarterly period ended: May 4, 1996
                                         -----------

                                    -  OR  -


- ------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transaction period from________ to________


                         COMMISSION FILE NUMBER 0-20664

                             BOOKS-A-MILLION, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        63-0798460
          --------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


     402 INDUSTRIAL LANE, BIRMINGHAM, ALABAMA               35211
     ----------------------------------------               -----
     (Address of principal executive offices)             (Zip Code)


                                 (205) 942-3737
                                 --------------
                (Registrant's phone number including area code)

                                      NONE
                                      ----
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes    X                         No
                   -------                         --------

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of May 4, 1996 were 17,407,335 shares.

                         PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

ASSETS                                                               MAY 4, 1996     FEBRUARY 3, 1996
                                                                     -----------     ----------------
CURRENT ASSETS:
  Cash and temporary cash investments                                $   2,763          $   1,923
  Accounts receivable                                                    7,583              8,373
  Related party receivables                                              6,605              4,348
  Inventories                                                          131,139            122,008
  Prepayments and other                                                  1,208                720
  Deferred income taxes                                                  2,645              2,631
                                                                     ---------          ---------
    TOTAL CURRENT ASSETS                                               151,943            140,003
                                                                     ---------          ---------
PROPERTY AND EQUIPMENT:
  Land                                                                     628                628
  Buildings                                                              5,378              5,379
  Equipment                                                             16,621             16,044
  Furniture and fixtures                                                21,461             21,272
  Leasehold improvements                                                26,911             24,833
  Construction-in-process                                                1,394                 82
                                                                     ---------          ---------
                                                                        72,393             68,238
  Less-accumulated depreciation and amortization                        20,961             18,985
                                                                     ---------          ---------
    NET PROPERTY AND EQUIPMENT                                          51,432             49,253
                                                                     ---------          ---------
OTHER ASSETS:
  Goodwill, net                                                          1,610              1,621
  Other                                                                     58                 56
                                                                     ---------          ---------
    TOTAL OTHER ASSETS                                                   1,668              1,677
                                                                     ---------          ---------
       TOTAL ASSETS                                                  $ 205,043          $ 190,933
                                                                     =========          =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable:
    Trade                                                            $  71,473          $  69,697
    Related party                                                        3,415              1,940
  Accrued expenses                                                       8,878             13,112
  Accrued income taxes                                                      -                 561
  Notes payable                                                         10,000                  -
                                                                     ---------          ---------
    TOTAL CURRENT LIABILITIES                                           93,766             85,310
                                                                     ---------          ---------
LONG TERM DEBT                                                          18,546             14,087
                                                                     ---------          ---------
DEFERRED INCOME TAXES                                                    1,148              1,081
                                                                     ---------          ---------
STOCKHOLDERS' INVESTMENT:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, no shares outstanding                                 -                  -
  Common stock, $.01 par value, 30,000,000 shares authorized,
    17,407,335 and 17,387,102 shares issued and outstanding
    at May 4, 1996, and February 3, 1996, respectively                     174                174
  Additional paid-in capital                                            62,803             62,656
  Retained earnings                                                     28,606             27,625
                                                                     ---------          ---------
    TOTAL STOCKHOLDERS' INVESTMENT                                      91,583             90,455
                                                                     ---------          ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                $ 205,043          $ 190,933
                                                                     =========          =========


                             See accompanying notes

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                 (Unaudited)



                                                                 THIRTEEN WEEKS ENDED
                                                             -----------------------------
                                                              MAY 4, 1996   APRIL 29, 1995
                                                             ------------   --------------
NET SALES                                                     $   56,589   $       44,014
    Cost of products sold (including warehouse,
       distribution and store occupancy costs)*                   41,900           32,580
                                                              ----------   --------------
GROSS PROFIT                                                      14,689           11,434
    Operating, selling and administrative expenses                10,637            8,459
    Depreciation and amortization                                  2,064            1,319
                                                              ----------   --------------
OPERATING INCOME                                                   1,988            1,656
     Interest (income) expense, net                                  406              (93)
                                                              ----------   --------------
INCOME BEFORE INCOME TAXES                                         1,582            1,749
    Provision for income taxes                                       601              665
                                                              ----------   --------------
NET INCOME                                                    $      981   $        1,084
                                                              ==========   ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                     17,395           17,345
                                                              ==========   ==============

NET INCOME PER SHARE                                          $     0.06   $         0.06
                                                              ==========   ==============





* Inventory purchases from related parties were $6,826 and $4,304, respectively, for each of the periods presented above.


                            See accompanying notes

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                          THIRTEEN WEEKS ENDED
                                                                      -----------------------------
                                                                       MAY 4, 1996   APRIL 29, 1995
                                                                      ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $      981   $        1,084
                                                                       ----------   --------------
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                                           2,064            1,319
    Loss on disposal of property and equipment                                  5                3
    Change in deferred income taxes                                            53              (56)
   (Increase) decrease in current assets:
      Accounts receivable                                                     790              661
      Related party receivables                                            (2,257)           1,674
      Inventories                                                          (9,131)         (10,992)
      Prepayments and other                                                  (490)            (130)
    Increase (decrease) in current liabilities:
      Accounts payable                                                      3,251          (10,473)
      Accrued income taxes                                                   (561)          (2,346)
      Accrued expenses                                                     (4,231)          (2,103)
                                                                       ----------   --------------
      Total adjustments                                                   (10,507)         (22,443)
                                                                       ----------   --------------
      Net cash used in operating activities                                (9,526)         (21,359)
                                                                       ----------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                     (4,309)          (2,682)
  Proceeds from sale of equipment                                              69                -
                                                                       ----------   --------------
      Net cash used in investing activities                                (4,240)          (2,682)
                                                                       ----------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities                                       31,830                -
  Repayments under credit facilities                                      (17,371)               -
  Proceeds from sale of common stock, net                                     147              280
                                                                       ----------   --------------

      Net cash provided by financing activities                            14,606              280
                                                                       ----------   --------------

Net increase (decrease)  in cash and temporary cash investments               840          (23,761)
Cash and temporary cash investments at beginning of period                  1,923           26,870
                                                                       ----------   --------------

Cash and temporary cash investments at end of period                   $    2,763   $        3,109
                                                                       ==========   ==============



                             See accompanying notes
                                      -4-

                      BOOKS-A-MILLION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements of Books-A-Million, Inc., and its Subsidiary ("The Company") for the thirteen week period ended May 4, 1996, have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 3, 1996, included in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, the consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of May 4, 1996, and the results of its operations and cash flows for the thirteen week period then ended.

       The Company has experienced, and expects to continue to experience, significant variability in sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.


2. NET INCOME PER SHARE

       Net income per share for the period is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Common stock equivalents, in the form of stock options, are excluded from the calculation since they have no material dilutive effect on per share figures.

3.  STORE CLOSING CHARGE

       During the second quarter of fiscal 1996 the Company recorded a one-time charge of $2.9 million for costs associated with the anticipated closing of certain traditional mall-based bookstores. The consolidated statements of income for the fifty-three week period ended February 3, 1996, reflect this store closing charge. The charge included amounts for lease termination costs ($977,000), asset write-downs ($990,000) and other disposition costs ($978,000). As of the end of the first quarter of fiscal 1997 17 stores have been closed, resulting in asset write-downs of $737,000, lease termination costs of $71,000 and other disposition costs of $498,000, all of which were charged against the store closing reserve. Additional lease termination payments related to the stores already closed in fiscal 1996 are expected to be incurred during fiscal 1997. The remaining reserve for the store closing charge is included in accrued expenses under current liabilities and is expected to be paid or settled within the 1997 fiscal year.

4. INCOME TAXES

       The Company is currently being audited by the IRS. While the outcome of the audit is not determinable at this time, the Company does not expect the audit findings to have a material, adverse impact on the financial position of the Company.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     Net sales increased 28.6% to $56.6 million in the thirteen weeks ended
May 4, 1996, from $44.0 million in the thirteen weeks ended April 29, 1995. The increase in net sales resulted from net sales from new stores. Comparable store sales increased .1% for superstores but decreased .8% for all stores for the thirteen weeks ended May 4, 1996. During the thirteen weeks ended May 4, 1996, four superstores were opened.

     Gross profit increased $3.3 million, or 28.5% to $14.7 million in the thirteen weeks ended May 4, 1996, from $11.4 million in the thirteen weeks ended April 29, 1995. Gross profit as a percentage of net sales for the thirteen weeks ended May 4, 1996, was 26.0% and was constant with the same period last year.

     Operating, selling and administrative expenses increased $2.1 million, or 25.7% to $10.6 million in the thirteen weeks ended May 4, 1996, from $8.5 million in the thirteen weeks ended April 29, 1995. Operating, selling and administrative expenses as a percentage of net sales decreased to 18.8% during the thirteen weeks ended May 4, 1996, from 19.2% in the same period last year. The decrease in this percentage for the thirteen week period was due primarily to lower store selling expenses as a percentage of net sales.

     Depreciation and amortization increased $.8 million, or 56.5% to $2.1 million in the thirteen weeks ended May 4, 1996, from $1.3 million in the thirteen weeks ended April 29, 1995. The increase in depreciation and amortization is primarily the result of the increased number of superstores operated by the Company.

     Interest expense was $406,000 in the thirteen weeks ended May 4, 1996, versus interest income of $93,000 for the thirteen weeks ended April 29, 1995. This increase in expense resulted from borrowings incurred due primarily to increased inventory and capital expenditures related to new stores opened in the first quarter of fiscal 1997 and the last six months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     During the first thirteen weeks of fiscal 1997, the Company's cash requirements have been funded with net cash from operations and with borrowings under the Company's credit facilities. Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

     The Company has a revolving credit facility allowing borrowings up to $50 million for which no principal repayments are due until the facility expires on October 27, 2000, and a one year working capital line of credit for $10 million, which is subject to annual renewal. Borrowings outstanding under these credit facilities were $21,046,000 as of May 4, 1996. The borrowings bear interest at variable rates. During fiscal 1996 and fiscal 1995 the Company financed the acquisition and construction of certain warehouse and distribution facilities through loans obtained from the proceeds of an industrial development revenue bond (the "Bond"), which are secured by a mortgage interest in these facilities. As of May 4, 1996, there was $7.5 million of borrowings outstanding under these loans at variable rates.

     The Company's capital expenditures totaled $4.3 million during the first thirteen weeks of fiscal 1997. These expenditures were primarily used to open new stores, to perform renovations and improvements to existing stores and to continue investments in management information systems. Management estimates that capital expenditures for the remainder of fiscal 1997 will be approximately $25.0 million, and that such amounts will be used primarily for new stores, renovations and remodeling of certain existing stores and investments in management information systems. Management believes that existing cash reserves and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RELATED PARTY ACTIVITIES

     Certain principal stockholders of the Company have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities (described as "related parties") are summarized in the following paragraph.

     The Company purchases a portion of its inventories for resale from related parties; such purchases amounted to $6.8 million and $4.3 million in the thirteen weeks ended May 4, 1996 and April 29, 1995, respectively. This increase in related party purchases is primarily due to the sales growth the Company has experienced. The Company sells a portion of its inventories to related parties; such sales amounted to $2.2 million and $.9 million in the thirteen weeks ended May 4, 1996, and April 29, 1995, respectively. This increase in related party sales is primarily due to increased sales of bargain books to related parties. Management believes these related party purchases and sales do not have a significant impact on gross profit.

FINANCIAL POSITION

     During the thirteen weeks ended May 4, 1996, the Company opened four superstores. The store openings resulted in increased inventory, property and equipment and debt balances at May 4, 1996, as compared to February 3, 1996.

                          PART II - OTHER INFORMATION


ITEM 1:  Legal Proceedings

           None

ITEM 2:  Changes in Securities

           None

ITEM 3:  Defaults Upon Senior Securities

           None

ITEM 4:  Submission of Matters to Vote of Security-Holders


         * Date of Meeting - June 6, 1996
         * Annual Meeting
         * Name of each director re-elected at the meeting:

                John E. Southwood
                R. Lew Burdette

         * Name of each other director whose term of office as director continued after the meeting:

                Charles C. Anderson
                Clyde B. Anderson
                Ronald G. Bruno

         * Other matters voted on at Annual Meeting:

           i) Ratify the appointment by the Audit Committee of the Board of Directors of Arthur Andersen LLP to serve as the Company's independent auditor for fiscal 1997.

         * Results of votes

                             Number of Votes   Number of Votes   Number of Votes
                                Cast For        Cast Against       Abstaining
                                --------        ------------       ----------
           Re-election of
           John E. Southwood   16,107,349         227,151                0

           Re-election of
           R. Lew Burdette     16,107,223         227,277                0

           Item i) above       16,305,084           9,485           19,931


ITEM 5:  Other Information

           None

ITEM 6:  Exhibits and Reports on Form 8-K


           (A) Exhibits
               Exhibit 27 - Financial Data Schedule (for SEC use only). To be filed by amendment.


           (B) Reports on Form 8-K
               There were no reports filed on Form 8-K during the thirteen week period ended May 4, 1996

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.









                               BOOKS-A-MILLION, INC.


Date:  June 12, 1996
                               by: /s/ Clyde B. Anderson
                                   -----------------------
                                   Clyde B. Anderson
                                   President and
                                   Chief Executive Officer




Date:  June 12, 1996
                               by: /s/ Sandra B. Cochran
                                   ---------------------
                                   Sandra B. Cochran
                                   Executive Vice President, Chief Financial
                                   Officer and Assistant Secretary