Form 10-Q/A
period 1996-05-04
BOOKS A MILLION INC
filed 1996-06-20
CIK 891919

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              AMENDMENT NO. 1 TO
                                   FORM 10-Q

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









                               BOOKS-A-MILLION, INC.


Date:  June 20, 1996
                               by: /s/ Clyde B. Anderson
                                   -----------------------
                                   Clyde B. Anderson
                                   President and
                                   Chief Executive Officer




Date:  June 20, 1996
                               by: /s/ Sandra B. Cochran
                                   ---------------------
                                   Sandra B. Cochran
                                   Executive Vice President, Chief Financial
                                   Officer and Assistant Secretary