Form 10-Q
period 1996-08-03
BOOKS A MILLION INC
filed 1996-09-17
CIK 891919

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934.


      For the quarterly period ended: August 3, 1996


                                  -  OR  -


- --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transaction period from         to
                                    --------   --------

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


               Yes         X                         No
                        -------                         -------

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of August 3, 1996 were 17,408,535 shares.

                         PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

ASSETS                                                                AUGUST 3, 1996         FEBRUARY 3, 1996
                                                                      --------------         ----------------
CURRENT ASSETS:
  Cash and temporary cash investments                                 $        3,859          $        1,923
  Accounts receivable                                                          5,285                   8,373
  Related party receivables                                                    7,888                   4,348
  Inventories                                                                150,629                 122,008
  Prepayments and other                                                        1,360                     720
  Deferred income taxes                                                        2,673                   2,631
                                                                      --------------          --------------
    TOTAL CURRENT ASSETS                                                     171,694                 140,003
                                                                      --------------          --------------
PROPERTY AND EQUIPMENT:
  Land                                                                           628                     628
  Buildings                                                                    5,378                   5,379
  Equipment                                                                   18,124                  16,044
  Furniture and fixtures                                                      23,694                  21,272
  Leasehold improvements                                                      29,304                  24,833
  Construction-in-process                                                        538                      82
                                                                      --------------          --------------
                                                                              77,666                  68,238

  Less-accumulated depreciation and amortization                              22,867                  18,985
                                                                      --------------          --------------

    NET PROPERTY AND EQUIPMENT                                                54,799                  49,253
                                                                      --------------          --------------
OTHER ASSETS:
  Goodwill, net                                                                1,600                   1,621
  Other                                                                           58                      56
                                                                      --------------          --------------

    TOTAL OTHER ASSETS                                                         1,658                   1,677
                                                                      --------------          --------------

       TOTAL ASSETS                                                   $      228,151          $      190,933
                                                                      ==============          ==============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable:
    Trade                                                             $       76,749          $       69,697
    Related party                                                              6,248                   1,940
  Accrued expenses                                                            10,705                  13,112
  Accrued income taxes                                                            -                      561
  Notes payable                                                               10,000                       -
                                                                      --------------          --------------

    TOTAL CURRENT LIABILITIES                                                103,702                  85,310
                                                                      --------------          --------------

LONG TERM DEBT                                                                31,134                  14,087
                                                                      --------------          --------------
DEFERRED INCOME TAXES                                                          1,217                   1,081
                                                                      --------------          --------------

STOCKHOLDERS' INVESTMENT:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, no shares outstanding                                      -                       -
  Common stock, $.01 par value, 30,000,000 shares authorized,
    17,408,535 and 17,387,102 shares issued and outstanding
    at August 3, 1996, and February 3, 1996, respectively                        174                     174
  Additional paid-in capital                                                  62,810                  62,656
  Retained earnings                                                           29,114                  27,625
                                                                      --------------          --------------
    TOTAL STOCKHOLDERS' INVESTMENT                                            92,098                  90,455
                                                                      --------------          --------------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                 $      228,151          $      190,933
                                                                      ==============          ==============


                             See accompanying notes

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                               THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                          -----------------------------    -----------------------------
                                                          AUGUST 3, 1996  JULY 29, 1995    AUGUST 3, 1996  JULY 29, 1995
                                                          --------------  -------------    --------------  -------------
NET SALES                                                $     60,455   $      52,030     $    117,044   $      96,044
    Cost of products sold (including warehouse,
       distribution and store occupancy costs)*                44,840          38,050           86,740          70,629
                                                         ------------   -------------     ------------   -------------

GROSS PROFIT                                                   15,615          13,980           30,304          25,415
    Operating, selling and administrative expenses             11,854           9,908           22,491          18,367
    Depreciation and amortization                               2,279           1,592            4,343           2,912
    Store closing charge                                            -           2,945                -           2,945
                                                         ------------   -------------     ------------   -------------

OPERATING INCOME (LOSS)                                         1,482            (465)           3,470           1,191
     Interest (income) expense, net                               663              69            1,069             (24)
                                                         ------------   -------------     ------------   -------------

INCOME (LOSS) BEFORE INCOME TAXES                                 819            (534)           2,401           1,215
    Provision for income taxes                                    311            (203)             912             462
                                                         ------------   -------------     ------------   -------------

NET INCOME (LOSS)                                        $        508   $        (331)    $      1,489   $         753
                                                         ============   =============     ============   =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                  17,408          17,370           17,402          17,357
                                                         ============   =============     ============   =============

NET INCOME (LOSS) PER SHARE                              $       0.03   $       (0.02)    $       0.09   $        0.04
                                                         ============   =============     ============   =============





* Inventory purchases from related parties were $5,749, $4,354, $12,575 and $8,658, respectively, for each of the periods presented above.





                             See accompanying notes

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                      Twenty-Six Weeks Ended
                                                                                  -------------------------------
                                                                                   August 3, 1996    July 29, 199
                                                                                  ---------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $      1,489      $         753
                                                                                  ------------      -------------

  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                                                        4,343              2,912
    Loss on disposal of property and equipment                                              17                  3
    Change in deferred income taxes                                                         94             (1,235)
   (Increase) decrease in current assets:
      Accounts receivable                                                                3,088             (2,453)
      Related party receivables                                                         (3,540)               997
      Inventories                                                                      (28,621)           (21,091)
      Prepayments and other                                                               (642)              (207)
    Increase (decrease) in current liabilities:
      Accounts payable                                                                  11,360              5,986
      Accrued income taxes                                                                (561)            (2,929)
      Accrued expenses                                                                  (2,343)             2,027
                                                                                  ------------      -------------
      Total adjustments                                                                (16,805)           (15,990)
                                                                                  ------------      -------------

      Net cash used in operating activities                                            (15,316)           (15,237)
                                                                                  ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                 (10,071)            (7,778)
  Proceeds from sale of equipment                                                          122                 72
                                                                                  ------------      -------------
      Net cash used in investing activities                                             (9,949)            (7,706)
                                                                                  ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                                            27,047                  -
  Proceeds from sale of common stock, net                                                  154                281
                                                                                  ------------      -------------

      Net cash provided by financing activities                                         27,201                281
                                                                                  ------------      -------------

Net increase (decrease) in cash and temporary cash investments                           1,936            (22,662)
Cash and temporary cash investments at beginning of period                               1,923             26,870
                                                                                  ------------      -------------

Cash and temporary cash investments at end of period                              $      3,859      $       4,208
                                                                                  ============      =============





                             See accompanying notes
                                      -4-

                    BOOKS-A-MILLION, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)


1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Books-A-Million, Inc., and its Subsidiary ("The Company") for the thirteen and twenty-six week periods ended August 3, 1996 and July 29, 1995, have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 3, 1996, included in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, the consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of August 3, 1996 and July 29, 1995, and the results of its operations and cash flows for the thirteen and twenty-six week periods then ended.

      The Company has experienced, and expects to continue to experience, significant variability in sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. NET INCOME PER SHARE

      Net income (loss) per share for the period is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Common stock equivalents, in the form of stock options, are excluded from the calculation since they have no material dilutive effect on per share figures.

3. STORE CLOSING CHARGE

      During the second quarter of fiscal 1996 the Company recorded a one-time charge of $2.9 million for costs associated with the anticipated closing of certain traditional mall-based bookstores. The consolidated statements of income for the twenty-six week period ended July 29, 1995, reflect this store closing charge. The charge included amounts for lease termination costs ($977,000), asset write-downs ($990,000) and other disposition costs ($978,000). As of the end of the second quarter of fiscal 1997, 20 stores have been closed, resulting in asset write-downs of $870,000, lease termination costs of $490,000 and other disposition costs of $584,000, all of which were charged against the store closing reserve. Additional lease termination payments related to the stores already closed in fiscal 1996 are expected to be incurred during fiscal 1997. The remaining reserve for the store closing charge is included in accrued expenses under current liabilities and is expected to be paid or settled within the 1997 fiscal year.

4. INCOME TAXES

        The Company is currently being audited by the IRS. While the outcome of the audit is not determinable at this time, the Company does not expect the audit findings to have a material, adverse impact on the financial position of the Company.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net sales increased 16.2% to $60.5 million in the thirteen weeks ended August 3, 1996, from $52.0 million in the thirteen weeks ended July 29, 1995. Net sales increased 21.9% to $117.0 million in the twenty-six weeks ended August 3, 1996, from $96.0 million in the twenty-six weeks ended July 29,1995. For the thirteen and twenty-six weeks ended August 3, 1996, the increase in net sales resulted from net sales from new stores. Comparable store sales decreased 1.8% for superstores and 2.5% for all stores for the twenty-six weeks ended August 3, 1996, and they decreased 3.3% for superstores and 4.0% for all stores for the thirteen weeks ended August 3, 1996. During the thirteen weeks ended August 3, 1996, seven superstores were opened and one combination store and two traditional stores were closed.

     Gross profit increased $1.6 million or 11.7% to $15.6 million in the thirteen weeks ended August 3, 1996 from $14.0 million in the thirteen weeks ended July 29, 1995, and in the twenty-six weeks ended August 3, 1996, gross profit increased 19.2% to $30.3 million from $25.4 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended August 3, 1996 decreased to 25.8% from 26.9% in the same period last year. For the twenty-six week period gross profit as a percentage of net sales decreased to 25.9% from 26.5% in the same period last year. The decreases in this percentage for the thirteen and twenty-six week periods resulted primarily from higher occupancy costs as a percentage of net sales.

     Operating, selling and administrative expenses increased $2.0 million or 19.6% to $11.9 million in the thirteen weeks ended August 3, 1996 from $9.9 million in the thirteen weeks ended July 29, 1995, and in the twenty-six weeks ended August 3, 1996, operating, selling and administrative expenses increased 22.5% to $22.5 million from $18.4 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended August 3, 1996 increased to 19.6% from 19.0% in the same period last year. For the twenty-six week period operating, selling and administrative expenses as a percentage of net sales increased slightly to 19.2% from 19.1% in the same period last year. The increase in this percentage for the thirteen week period was due primarily to higher store selling expenses as a percentage of net sales.

     Depreciation and amortization increased $.7 million or 43.2% to $2.3 million in the thirteen weeks ended August 3, 1996 from $1.6 million in the thirteen weeks ended July 29, 1995, and in the twenty-six week period depreciation and amortization increased $1.4 million , or 49.2% to $4.3 million from $2.9 million in the same period last year. The increase in depreciation and amortization is primarily the result of the increased number of stores operated by the Company.

     Interest expense was $663,000 in the thirteen weeks ended August 3, 1996, versus $69,000 for the same period last year, and in the twenty-six week period interest expense increased to $1.1 million from interest income of $24,000 in the same period last year. This increase in interest expense resulted from borrowings incurred due primarily to increased inventory and capital expenditures related to new stores opened in the first six months of fiscal 1997 and the last six months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     During the first twenty-six weeks of fiscal 1997, the Company's cash requirements have been funded with net cash from operations and with borrowings under the Company's credit facilities. Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

     The Company has a revolving credit facility allowing borrowings up to $50 million for which no principal repayments are due until the facility expires on October 27, 2000, and a one year working capital line of credit for $10 million, which is subject to annual renewal. Borrowings outstanding under these credit facilities were $33,634,000 as of August 3, 1996. The borrowings bear interest at variable rates. During fiscal 1996 and fiscal 1995 the Company financed the acquisition and construction of certain warehouse and distribution facilities through loans obtained from the proceeds of an industrial development revenue bond (the "Bond"), which are secured by a mortgage interest in these facilities. As of August 3, 1996, there was $7.5 million of borrowings outstanding under these loans at variable rates.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



The Company's capital expenditures totaled $10.1 million during the first twenty-six weeks of fiscal 1997. These expenditures were primarily used to open new stores, to perform renovations and improvements to existing stores and to continue investments in management information systems. Management estimates that capital expenditures for the remainder of fiscal 1997 will be approximately $19.2 million, and that such amounts will be used primarily for new stores, renovations and remodeling of certain existing stores and investments in management information systems. Management believes that existing cash reserves and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 1997.

RELATED PARTY ACTIVITIES

     Certain principal stockholders of the Company have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities (described as "related parties") are summarized in the following paragraph.

     The Company purchases a portion of its inventories for resale from related parties; such purchases amounted to $12.6 million and $8.7 million in the twenty-six weeks ended August 3, 1996 and July 29, 1995, respectively. This increase in related party purchases is primarily due to the sales growth the Company has experienced. The Company sells a portion of its inventories to related parties; such sales amounted to $3.9 million and $3.3 million in the twenty-six weeks ended August 3, 1996, and July 29, 1995, respectively. This increase in related party sales is primarily due to the sales growth the Company has experienced. Management believes these related party purchases and sales do not have a significant impact on gross profit.

FINANCIAL POSITION

     During the twenty-six weeks ended August 3, 1996, the Company opened 11 superstores. The store openings resulted in increased inventory, property and equipment and debt balances at August 3, 1996, as compared to February 3, 1996.

                          PART II - OTHER INFORMATION


ITEM 1:  Legal Proceedings

         None

ITEM 2:  Changes in Securities

         None

ITEM 3:  Defaults Upon Senior Securities

         None

ITEM 4:  Submission of Matters to Vote of Security-Holders

         None

ITEM 5:  Other Information

         None

ITEM 6:  Exhibits and Reports on Form 8-K

     (A) Exhibits
         27  Financial Data Schedule (for SEC use only)

     (B) Reports on Form 8-K
         There were no reports filed on Form 8-K during the thirteen week period ended August 3, 1996

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.









                            BOOKS-A-MILLION, INC.


Date:  September 11, 1996             by:/s/ Clyde B. Anderson
                                         ---------------------
                                         Clyde B. Anderson
                                         President and
                                         Chief Executive Officer




Date:  September 11, 1996            by: /s/ Sandra B. Cochran
                                         ---------------------
                                         Sandra B. Cochran
                                         Executive Vice President, Chief Financial Officer
                                         and Assistant Secretary