Form 10-Q
period 1996-11-02
BOOKS A MILLION INC
filed 1996-12-17
CIK 891919

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(mark one)


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934.

          For the quarterly period ended: November 2, 1996
                                          ----------------

                                    -  OR  -


   --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transaction period from         to
                                       --------   --------

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


               Yes    X                         No
                   ------                          ------

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of November 2, 1996 were 17,408,535 shares.

                         PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

ASSETS                                                      November 2, 1996      February 3, 1996
                                                            ----------------      ----------------
Current Assets:
  Cash and temporary cash investments                           $  4,281                $  1,923
  Accounts receivable                                             14,842                   8,373
  Related party receivables                                        7,406                   4,348
  Inventories                                                    151,689                 122,008
  Prepayments and other                                            1,463                     720
  Deferred income taxes                                            2,665                   2,631
                                                                --------                --------
    Total Current Assets                                         182,346                 140,003
                                                                --------                --------

Property and Equipment:
  Land                                                               628                     628
  Buildings                                                        5,378                   5,379
  Equipment                                                       19,873                  16,044
  Furniture and fixtures                                          25,467                  21,272
  Leasehold improvements                                          29,711                  24,833
  Construction-in-process                                          1,787                      82
                                                                --------                --------
                                                                  82,844                  68,238
  Less-accumulated depreciation and amortization                  25,342                  18,985
                                                                --------                --------
    Net Property and Equipment                                    57,502                  49,253
                                                                --------                --------

Other Assets:
  Goodwill, net                                                    1,592                   1,621
  Other                                                               59                      56
                                                                --------                --------
    Total Other Assets                                             1,651                   1,677
                                                                --------                --------
       Total Assets                                             $241,499                $190,933
                                                                ========                ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable:
    Trade                                                       $ 72,678                $ 69,697
    Related party                                                  7,020                   1,940
  Accrued expenses                                                11,163                  13,112
  Accrued income taxes                                                -                      561
  Notes payable                                                   20,000                       -
                                                                --------                --------
    Total Current Liabilities                                    110,861                  85,310
                                                                --------                --------

Long Term Debt                                                    37,255                  14,087
                                                                --------                --------
Deferred Income Taxes                                              1,263                   1,081
                                                                --------                --------

Stockholders' Investment:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, no shares outstanding                          -                       -
  Common stock, $.01 par value, 30,000,000 shares authorized,
    17,408,535 and 17,387,102 shares issued and outstanding
    at November 2, 1996, and February 3, 1996, respectively          174                     174
  Additional paid-in capital                                      62,811                  62,656
  Retained earnings                                               29,135                  27,625
                                                                --------                --------
    Total Stockholders' Investment                                92,120                  90,455
                                                                --------                --------
       Total Liabilities and Stockholders' Investment           $241,499                $190,933
                                                                ========                ========


                             See accompanying notes

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                               Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                          ---------------------------------   -----------------------------------
                                                          November 2, 1996 October 28, 1995     November 2, 1996 October 28, 1995
                                                          ---------------- ----------------   ------------------ ----------------
Net Sales                                                     $64,505         $48,766             $181,549        $144,810
    Cost of products sold (including warehouse,
       distribution and store occupancy costs)*                48,862          35,746              135,602         106,375
                                                              -------         -------             --------        --------

Gross Profit                                                   15,643          13,020               45,947          38,435
    Operating, selling and administrative expenses             12,232           9,999               34,723          28,366
    Depreciation and amortization                               2,533           1,751                6,876           4,663
    Store closing charge                                            -               -                    -           2,945
                                                              -------         -------             --------        --------

Operating Income                                                  878           1,270                4,348           2,461
     Interest expense, net                                        843             232                1,912             208
                                                              -------         -------             --------        --------

Income Before Income Taxes                                         35           1,038                2,436           2,253
    Provision for income taxes                                     14             394                  926             856
                                                              -------         -------             --------        --------

Net Income                                                    $    21         $   644             $  1,510        $  1,397
                                                              =======         =======             ========        ========

Weighted Average Number of Shares Outstanding                  17,409          17,381             $ 17,404          17,366
                                                              =======         =======             ========        ========

Net Income Per Share                                          $  0.00         $  0.04             $   0.09        $   0.08
                                                              =======         =======             ========        ========





* Inventory purchases from related parties were $8,031, $4,860, $20,606 and $13,518, respectively, for each of the periods presented above.



                            See accompanying notes

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                          Thirty-Nine Weeks Ended
                                                                     ----------------------------------
                                                                     November 2, 1996  October 28, 1995
                                                                     ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  1,510          $   1,397
                                                                        --------          ---------
  Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization                                           6,875              4,663
   (Gain) Loss on disposal of property and equipment                          26               (189)
   Change in deferred income taxes                                           148             (1,320)
   (Increase) decrease in current assets:
      Accounts receivable                                                 (6,469)            (3,091)
      Related party receivables                                           (3,058)               255
      Inventories                                                        (29,681)           (41,165)
      Prepayments and other                                                 (746)              (973)
    Increase (decrease) in current liabilities:
      Accounts payable                                                     8,061             13,960
      Accrued income taxes                                                  (561)            (2,929)
      Accrued expenses                                                    (1,869)             1,785
                                                                        --------          ---------
      Total adjustments                                                  (27,274)           (29,004)
                                                                        --------          ---------

      Net cash used in operating activities                              (25,764)           (27,607)
                                                                        --------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (15,326)           (15,499)
  Proceeds from sale of equipment                                            125              1,665
                                                                        --------          ---------
      Net cash used in investing activities                              (15,201)           (13,834)
                                                                        --------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                              43,168             18,316
  Proceeds from sale of common stock, net                                    155                387
                                                                        --------          ---------

      Net cash provided by financing activities                           43,323             18,703
                                                                        --------          ---------

Net increase (decrease) in cash and temporary cash investments             2,358            (22,738)
Cash and temporary cash investments at beginning of period                 1,923             26,870
                                                                        --------          ---------

Cash and temporary cash investments at end of period                    $  4,281          $   4,132
                                                                        ========          =========





                             See accompanying notes
                                      -4-

                      BOOKS-A-MILLION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements of Books-A-Million, Inc., and its Subsidiary ("The Company") for the thirteen and thirty-nine week periods ended November 2, 1996 and October 28, 1995, have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 3, 1996, included in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, the consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments, with the exception of the store closing charge described in footnote 4 below) considered necessary for a fair presentation of the Company's financial position as of November 2, 1996 and October 28, 1995, and the results of its operations and cash flows for the thirteen and thirty-nine week periods then ended.

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

3. DEBT

       During October, 1996, the Company amended its short-term credit agreement (the "Facility") which increased the maximum borrowing availability under the Facility to $20,000,000 from $10,000,000, and extended the termination date of the Facility to June 30, 1997. The Company also has $50,000,000 of borrowing availability under its existing revolving credit facility (the "Revolving Facility"). The Company has total outstanding borrowings of $49,755,000 as of November 2, 1996 under these Facilities, which bear interest based on the LIBOR rate plus .75%, or pursuant to a competitive bid facility, and have maturities of less than 12 months.


4. STORE CLOSING CHARGE

       During the second quarter of fiscal 1996 the Company recorded a one-time charge of $2.9 million for costs associated with the anticipated closing of certain traditional mall-based bookstores. The consolidated statements of income for the thirty-nine week period ended October 28, 1995, reflect this store closing charge. The charge included amounts for lease termination costs ($935,000), asset write-downs ($1,005,000) and other disposition costs ($1,005,000). As of the end of the third quarter of fiscal 1997, 20 stores have been closed, resulting in asset write-downs of $909,000, lease termination costs of $566,000 and other disposition costs of $878,000, all of which were charged against the store closing reserve. Additional lease termination payments related to the stores already closed in fiscal 1996 and fiscal 1997 are expected to be incurred during fiscal 1997. The remaining reserve for the store closing charge is included in accrued expenses under current liabilities and is expected to be paid or settled within the 1997 fiscal year.

5. INCOME TAXES

       The Company is currently being audited by the IRS. While the outcome of the audit is not determinable at this time, the Company does not expect the audit findings to have a material, adverse impact on the financial position of the Company.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales increased 32.3% to $64.5 million in the thirteen weeks ended November 2, 1996, from $48.8 million in the thirteen weeks ended October 28, 1995. Net sales increased 25.4% to $181.5 million in the thirty-nine weeks ended November 2, 1996, from $144.8 million in the thirty-nine weeks ended October 28, 1995. For the thirteen and thirty-nine weeks ended November 2, 1996, the increase in net sales resulted from net sales from new stores. Comparable store sales decreased 1.6% for superstores and 2.4% for all stores for the thirty-nine weeks ended November 2, 1996, and they decreased 1.4% for superstores and 2.3% for all stores for the thirteen weeks ended November 2, 1996. During the thirteen weeks ended November 2, 1996, eight superstores, one combination store and one traditional store were opened and one combination store was closed.

     Gross profit increased $2.6 million or 20.1% to $15.6 million in the thirteen weeks ended November 2, 1996 from $13.0 million in the thirteen weeks ended October 28, 1995, and in the thirty-nine weeks ended November 2, 1996, gross profit increased 19.5% to $45.9 million from $38.4 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended November 2, 1996 decreased to 24.3% from 26.7% in the same period last year. For the thirty-nine week period gross profit as a percentage of net sales decreased to 25.3% from 26.5% in the same period last year. The decreases in this percentage for the thirteen and thirty-nine week periods resulted primarily from changes in sales mix, as well as higher occupancy costs as a percentage of net sales.

     Operating, selling and administrative expenses increased $2.2 million or 23.2% to $12.2 million in the thirteen weeks ended November 2, 1996 from $10.0 million in the thirteen weeks ended October 28, 1995, and in the thirty-nine weeks ended November 2, 1996, operating, selling and administrative expenses increased 22.4% to $34.7 million from $28.4 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended November 2, 1996 decreased to 19.0% from 20.5% in the same period last year. For the thirty-nine week period operating, selling and administrative expenses as a percentage of net sales decreased slightly to 19.1% from 19.6% in the same period last year. The decrease in this percentage for the thirteen and thirty-nine week periods was due primarily to lower store selling expenses as a percentage of net sales.

     Depreciation and amortization increased $.7 million or 44.7% to $2.5 million in the thirteen weeks ended November 2, 1996 from $1.8 million in the thirteen weeks ended October 28, 1995, and in the thirty-nine week period depreciation and amortization increased $2.2 million , or 47.5% to $6.9 million from $4.7 million in the same period last year. The increase in depreciation and amortization is primarily the result of the increased number of stores operated by the Company.

     Interest expense was $843,000 in the thirteen weeks ended November 2, 1996, versus $232,000 for the same period last year, and in the thirty-nine week period interest expense increased to $1.9 million from $.2 million in the same period last year. This increase in interest expense resulted from borrowings incurred due primarily to increased inventory and capital expenditures related to new stores opened in the first nine months of fiscal 1997 and the last three months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     During the first thirty-nine weeks of fiscal 1997, the Company's cash requirements have been funded with net cash from operations and with borrowings under the Company's credit facilities. Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

     The Company has a revolving credit facility allowing borrowings up to $50 million for which no principal repayments are due until the facility expires on October 27, 2000, and a one year working capital line of credit for $20 million, which is subject to annual renewal (see note 3 in the Notes to Consolidated Financial Statements). Borrowings outstanding under these credit facilities were $49,755,000 as of November 2, 1996. The borrowings bear interest at variable rates. During fiscal 1996 and fiscal 1995 the Company financed the acquisition and construction of certain warehouse and distribution facilities through loans obtained from the proceeds of an industrial development revenue bond (the "Bond"), which are secured by a mortgage interest in these facilities. As of November 2, 1996, there was $7.5 million of borrowings outstanding under these loans at variable rates.

     The Company's capital expenditures totaled $15.3 million during the first thirty-nine weeks of fiscal 1997. These expenditures were primarily used to open new stores, to perform renovations and improvements to existing stores and to continue investments in management information systems. Management estimates that capital expenditures for the remainder of fiscal 1997 will be approximately $11.0 million, and that such amounts will be used primarily for new stores, renovations and remodeling of certain existing stores and investments in management information systems. Management believes that existing cash reserves and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 1997.


RELATED PARTY ACTIVITIES

     Certain principal stockholders of the Company have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities (described as "related parties") are summarized in the following paragraph.

     The Company purchases a portion of its inventories for resale from related parties; such purchases amounted to $20.6 million and $13.5 million in the thirty-nine weeks ended November 2, 1996 and October 28, 1995, respectively. This increase in related party purchases is primarily due to the sales growth the Company has experienced. The Company sells a portion of its inventories to related parties; such sales amounted to $5.2 million and $4.2 million in the thirty-nine weeks ended November 2, 1996, and October 28, 1995, respectively. This increase in related party sales is primarily due to the sales growth the Company has experienced. Management believes these related party purchases and sales do not have a significant impact on gross profit.

FINANCIAL POSITION

     During the thirty-nine weeks ended November 2, 1996, the Company opened 19 superstores. The store openings resulted in increased inventory, property and equipment and debt balances at November 2, 1996, as compared to February 3, 1996.

                          PART II - OTHER INFORMATION


ITEM 1:  Legal Proceedings

     None

ITEM 2:  Changes in Securities

     None

ITEM 3:  Defaults Upon Senior Securities

     None

ITEM 4:  Submission of Matters to Vote of Security-Holders

     None

ITEM 5:  Other Information

     None

ITEM 6:  Exhibits and Reports on Form 8-K


     (A) Exhibits
            27 - Financial Data Schedule (for SEC use only).

     (B) Reports on Form 8-K
           There were no reports filed on Form 8-K during the thirteen week period ended November 2, 1996

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.









                                BOOKS-A-MILLION, INC.



Date:  December 13, 1996
                                by:/s/ Clyde B. Anderson
                                   ------------------------
                                Clyde B. Anderson
                                President and
                                Chief Executive Officer




Date:  December 13, 1996        by:/s/ Sandra B. Cochran
                                   ---------------------
                                Sandra B. Cochran
                                Executive Vice President,
                                Chief Financial Officer
                                and Assistant Secretary