Form 10-K405
period 1997-02-01
BOOKS A MILLION INC
filed 1997-05-02
CIK 891919

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended February 1, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from         to
                              ---------  ---------

                           Commission File No. 0-20664

                              BOOKS-A-MILLION, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                DELAWARE                                        63-0798460
--------------------------------------------------------------------------------
     (State or other jurisdiction of                           (IRS Employer
     incorporation or organization)                         Identification No.)

           402 INDUSTRIAL LANE
           BIRMINGHAM, ALABAMA                                     35211
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:   (205) 942-3737

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
--------------------------------------------------------------------------------
                                (Title of Class)
--------------------------------------------------------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   -------   -------
                                    CONTINUED

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

        The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of April 11, 1997 (based on the closing sale price as reported on the Nasdaq National Market on such date), was $45,617,067.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


        The number of shares outstanding of the Registrant's Common Stock as of April 11, 1997 was 17,427,593.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Annual Report to Stockholders for the fiscal year ended February 1, 1997 are incorporated by reference into Part II of this report.

        Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 1997 are incorporated by reference into Part III of this report.

                                     PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain of the statements set forth herein with respect to store openings and closings, the profitability of certain product lines, capital expenditures and future liquidity are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current intentions, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, unanticipated increases in merchandise, salary and distribution costs and the effects of increased competition on specific stores and the Company generally.

ITEM 1. BUSINESS

GENERAL

         Books-A-Million, Inc. (the "Company" or the "Registrant"), is a leading book retailer and is one of the dominant book retailers in the southeastern United States. The Company, which was founded in 1917, has developed three distinct store formats to address the various market areas it serves. Superstores, the first of which was opened in 1988, average approximately 25,000 square feet and operate under the name "Books-A-Million." Combination book and greeting card stores, which are operated under the name "Bookland," have approximately 4,500 square feet and are generally located in smaller markets that do not readily sustain stand-alone book and greeting card stores. "Traditional" bookstores, also operated under the name "Bookland," have approximately 3,500 square feet and are located primarily in malls. All store formats offer an extensive selection of best sellers and other hardcover and paperback books, magazines, newspapers, cards and gifts. The Company is also a wholesaler of books to, among others, bookstores, wholesale clubs, supermarkets, department stores and mass merchandisers.

         The Company was originally incorporated under the laws of the State of Alabama in 1964 and was reincorporated in Delaware in September 1992. The principal executive offices of the Company are located at 402 Industrial Lane, Birmingham, Alabama 35211, and its telephone number is (205) 942-3737. Unless the context otherwise requires, references to the Company include its wholly owned subsidiary, American Wholesale Book Company, Inc. ("American Wholesale").


BOOKS-A-MILLION SUPERSTORES

         The Company opened its first Books-A-Million superstore in April 1988. The Company developed its superstores to capitalize on the growing consumer demand for the convenience, selection and value associated with the superstore retailing format. Each superstore is designed to be a receptive and open environment conducive to browsing and reading and includes ample space for promotional events open to the public, including book autograph sessions and children's storytelling. The Company operates 91 Books-A-Million superstores as of February 1, 1997.

         Books-A-Million superstores emphasize selection, value and customer service. Books-A-Million superstores offer an extensive selection of best sellers and other hardcover and paperback books, magazines, local and out-of-town newspapers, collectibles, greeting cards and gifts. Books-A-Million superstores also dedicate space to bargain books that are sold at a discount from publishers' originally suggested retail prices. Each Books-A-Million superstore has a centrally located service center staffed with associates who are knowledgeable about the store's merchandise and who are trained to answer customers' questions, assist customers in locating books within the store and place special orders. The majority of the superstores also include an espresso and coffee bar called Joe Muggs. The Company's superstores are conveniently located on major, high-traffic roads and in enclosed malls or strip shopping centers with adequate parking. Books-A-Million superstores are generally open seven days a week from 9:00 a.m. to 11:00 p.m.

BOOKLAND STORES

         The Company's Bookland stores utilize two formats, the combination and traditional store formats, which are tailored to the size, demographics and competitive conditions of the particular market area. Combination stores average approximately 4,500 square feet and carry a broad selection of best sellers and other hardcover and paperback books, bargain books, magazines, gifts and greeting cards. Because of the increased customer traffic it generates, the combination store format has been particularly successful in smaller market areas that do not readily sustain stand-alone book and greeting card stores. The Company has 30 combination stores as of February 1, 1997.

         The Company's traditional bookstores average approximately 3,500 square feet and offer a wide selection of best sellers and other hardcover and paperback books, magazines and newspapers. The Company's traditional bookstores are located in multiple types of market areas, but are generally located in market areas that are larger than those in which combination stores are located. The Company has 30 traditional bookstores as of February 1, 1997.

MERCHANDISING

         The Company employs several value-oriented merchandising strategies. Books on the Company's best-seller list, which is developed exclusively by the Company based on its sales and customer demand in its stores, are generally sold in the Company's superstores at 33% below publishers' suggested retail prices. In addition, superstore customers can join the Millionaire's Club and save 10% on all purchases in Books-A-Million superstores, including already discounted best-sellers. Bookland stores employ a market-by-market pricing strategy, and many sell books on the Company's best-seller list at 15% to 25% below publishers' suggested retail prices. In addition, Bookland store customers can join the Read & Save Rebate program and receive discounts on additional merchandise purchased. The Company's point-of-sale computer system provides the data necessary to enable the Company to anticipate consumer demand and customize store inventory selection to reflect local customer interest and demand.

MARKETING

         The Company maintains a regional focus, which involves dedicating space in its stores to books of regional and local interest and creating special departments such as regional literature, cooking and religious books. Store managers are given the flexibility to select titles that are responsive to consumer demand in that particular market area, and the Company continuously modifies its title selection in each bookstore to tailor selection to local consumer preferences. The Company offers frequent promotions that have a regional flavor, including book autograph sessions with popular regional authors.

         The Company promotes its bookstores principally through the use of geographically concentrated newspaper advertising and direct mail circulars, as well as point-of-sale materials posted and distributed in the stores. Store managers are instrumental in tailoring certain promotions for their particular market area and in designing store displays. The Company also arranges for special appearances and book autograph sessions with recognized authors to attract customers and to build and reinforce customer awareness of its stores. A substantial portion of the Company's advertising expenses are reimbursed from publishers through their cooperative advertising programs.

STORE OPERATIONS AND SITE SELECTION

         In choosing specific store sites within a market area, the Company applies standardized site selection criteria that take into account numerous factors, including the local demographics, desirability of available leasing arrangements, proximity to existing Company operations and overall level of retail activity. In general, stores are located on major high-traffic roads convenient to customers and have adequate parking. The Company generally negotiates short-term leases with renewal options. The Company periodically reviews the profitability trends and prospects of each of its stores and evaluates whether or not any underperforming stores should be closed, converted to a different format or relocated to more desirable locations.

PURCHASING

         The Company's purchasing decisions are centralized and are made by the Company's merchandising department. The Company's buyers negotiate terms, discounts and cooperative advertising allowances for all the Company's bookstores and decide which books to purchase, in what quantity and for which stores. The buyers use current inventory and sales information provided by the Company's in-store point-of-sale computer system to make reorder decisions. Although the majority of purchases are made by the Company's merchandising department, individual store managers have the flexibility to influence purchasing decisions in order to respond to local demand.

         The Company purchases merchandise from over 500 vendors. The Company purchases substantially all of its collectors' supplies from one supplier and substantially all of its magazines from another supplier, each of which is a related party. No one vendor accounted for more than 8.3% of the Company's overall merchandise purchases in the fiscal year ended February 1, 1997. In general, approximately 80% of the Company's inventory may be returned by the Company for full credit, which substantially reduces the Company's risk of inventory obsolescence.

DISTRIBUTION CAPABILITIES

         American Wholesale receives a substantial portion of its inventory shipments, including substantially all of its books, at its facility located in Florence, Alabama. Orders from the Company's bookstores are processed by computer and assembled for delivery to the stores on pre-determined weekly schedules. Substantially all deliveries of inventory from American Wholesale's facilities are made by their dedicated transportation fleet. At the time deliveries are made to each of the Company's stores, returns of slow moving or obsolete books are picked up and returned to the American Wholesale returns processing center. American Wholesale then returns these books to publishers for credit.

COMPETITION

         The retail bookstore industry is highly competitive and includes competitors that have substantially greater financial and other resources than the Company. The Company competes directly with national and regional bookstore chains, independent bookstores, certain mass merchandisers and greeting card stores. The Company is one of the top four retail bookstore chains in the nation. In recent years, competing bookstore chains have been expanding their businesses and certain leading regional and national chains have developed and opened superstores. The Company also experiences indirect competition from retail specialty stores that offer books in a particular area of specialty. Management believes that the key competitive factors in the retail book industry are convenience of location, selection, customer service and price.

SEASONALITY

         Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profit and net income historically occurring in its fourth fiscal quarter. This seasonal pattern reflects the increased demand for books and gifts experienced during the year-end holiday selling season. Working capital requirements are generally at their highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business. The Company's results of operations depend significantly upon net sales generated during the fourth fiscal quarter, and any significant adverse trend in the net sales of such period would have a material adverse affect on the Company's results of operations for the full year. In addition to seasonality, the Company's results of operations may fluctuate from quarter to quarter as a result of the amount and timing of sales and profits contributed by new stores as well as other factors. Accordingly, the addition of a large number of new stores in a particular fiscal quarter could adversely affect the Company's results of operations for that quarter.

TRADEMARKS

         "Books-A-Million," "BAM!" "Read & Save Rebate," "Bookland," "Books & Co.," "Up All Night Reader," "Kids-A-Million," "Teachers First", "The Write-Price", and "Book$mart" are registered trademarks of the Company. Management does not believe that these trademarks are crucial to the continuation of the Company's operations.

EMPLOYEES

         As of fiscal year end, the Company employed approximately 2,200 full-time associates and 2,000 part-time associates. The number of part-time associates employed by the Company fluctuates based upon seasonal needs. None of the Company's associates are covered by a collective bargaining agreement, and management believes that the Company's relations with its associates are excellent.

ITEM 2. PROPERTIES

         The Company's bookstores are located either in enclosed malls or strip shopping centers. All of the Company's stores are leased. Generally, these leases have terms ranging from five to ten years and require the Company to pay a fixed minimum rental fee or a rental fee based on a percentage of net sales together with certain customary costs (such as property taxes, common area maintenance and insurance).

         The Company's principal executive offices are located in a 20,550 square foot leased building located in Birmingham, Alabama. The lease, which is with a related party, extends to January 31, 2001, and the Company has an option to extend the lease for an additional five years.

         American Wholesale owns its wholesale distribution center which is located in an approximately 251,685 square foot facility located in Florence, Alabama. During fiscal 1995 and 1996, the Company financed the acquisition and construction of the wholesale distribution facility through loans obtained from the proceeds of an industrial revenue bond (the "Bond"), which are secured by a mortgage interest in this facility. The Company also leases, from a related party, a second warehouse facility, which is located in an approximately 83,000 square foot facility in Florence, Alabama. In addition, the Company leases all of its tractor trailers, which comprise its transportation fleet.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not currently a party to any legal proceedings that it believes could have a material adverse effect upon its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information under the heading "Market and Dividend Information" on the inside back cover of the Annual Report to Stockholders for the year ended February 1, 1997 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The information under the heading "Selected Consolidated Financial Data" for the years ended January 31, 1993, through February 1, 1997 on page 6 of the Annual Report to Stockholders for the year ended February 1, 1997, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 9 of the Annual Report to Stockholders for the year ended February 1, 1997 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Registrant and its subsidiary included in the Annual Report to Stockholders for the year ended February 1, 1997 are incorporated herein by reference:

         Consolidated Balance Sheets as of February 1, 1997 and February 3,
           1996.

         Consolidated Statements of Income for the Fiscal Years Ended February
           1, 1997, February 3, 1996, and January 28, 1995.

         Consolidated Statements of Stockholders' Investment for the Fiscal
           Years Ended February 1, 1997, February 3, 1996, and January 28,1995.

         Consolidated Statements of Cash Flows for the Fiscal Years Ended
           February 1, 1997, February 3, 1996, and January 28, 1995.

         Notes to Consolidated Financial Statements.

         Report of Independent Public Accountants.

         The information under the heading "Summary of Quarterly Results (Unaudited)" on page 20 of the Annual Report to Stockholders for the year ended February 1, 1997 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The sections under the heading "Proposal I - Election of Directors" entitled "Nominees for Election - Term Expiring 2000", "Incumbent Director - Term Expiring 1998" and "Incumbent Directors - Term Expiring 1999" on pages 3 through 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 1997, are incorporated herein by reference for information on the directors of the Registrant.

EXECUTIVE OFFICERS

         The executive officers of the Company are listed below:

     NAME                            AGE              POSITION WITH THE COMPANY
     ----                            ---              -------------------------
     Charles C. Anderson             62       Chairman of the Board of Directors

     Clyde B. Anderson               36       Chief Executive Officer, President and Director

     R. Lew Burdette                 38       Executive Vice President, Chief Operating Officer,
                                              and Director

     Sandra B. Cochran               38       Executive Vice President, Chief Financial Officer
                                              and Assistant Secretary

     Terrance G. Finley              43       Vice President - Merchandising



     Charles C. Anderson has served as the Chairman of the Board of Directors of the Company for more than 27 years. He also served as the Chief Executive Officer of the Company from 1964 until July 1992. Mr. Anderson is the father of Clyde B. Anderson.

         Clyde B. Anderson has served as the President of the Company since November 1987 and as Chief Executive Officer of the Company since July 1992. Mr. Anderson joined the Company in 1983 and served as the Chief Operating Officer of the Company from November 1987 to March 1994. Mr. Anderson has served as a director of the Company since August 1987 and serves on the Board of Directors and the Compensation Committee of Hibbetts, Inc., a sporting goods retailer. Mr. Anderson is the son of Charles C. Anderson, the Chairman of the Board of Directors.

         R. Lew Burdette has served as Executive Vice President and Chief Operating Officer since April 1994. Mr. Burdette served as the Vice President - Operations of the Company from May 1989 to April 1994. Mr. Burdette joined the company in 1985 and served as a District Manager before being promoted to General Merchandise Manager in March 1986. Mr. Burdette was elected to the Board of Directors in March 1995.

         Sandra B. Cochran has served as Executive Vice President since February 1996, Chief Financial Officer since September 1993, and Vice President and Assistant Secretary of the Company since August 1992. Prior to joining the Company, Ms. Cochran served as a Vice President (as well as in other capacities) of SunTrust Securities, Inc., a subsidiary of SunTrust Banks, Inc. for more than five years.

         Terrance G. Finley has served as the Vice President - Merchandising since April 1994 and was named an executive officer of the Company in March 1995. Mr. Finley served as the General Manager of Book$mart from February 1992 to April 1994. Prior to joining the Company, Mr. Finley served as the Vice President - Sales for Smithmark Publishers. All executive officers of the Company are elected annually by and serve at the discretion of the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission and the Nasdaq Stock Market, Inc. To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, its directors, executive officers and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal 1997.

ITEM 11. EXECUTIVE COMPENSATION

         The sections under the heading "Executive Compensation," other than those entitled "Report on Executive Compensation" and "Performance Graph", on pages 7 through 15 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 1997 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section under the heading "Proposal I - Election of Directors" entitled "Beneficial Ownership of Common Stock" on page 5 and 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 1997 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The sections under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" on pages 9 through 11 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 1997 are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements

                  The following Consolidated Financial Statements of Books-A-Million, Inc. and its subsidiary, included in the Registrant's Annual Report to Stockholders for the fiscal year ended February 1, 1997 are incorporated by reference in Part II, Item 8:

                  Consolidated Balance Sheets as of February 1, 1997, and
                    February 3, 1996.

                  Consolidated Statements of Income for the Fiscal Years Ended
                    February 1, 1997, February 3, 1996, and January 28, 1995.

                  Consolidated Statements of Stockholders' Investment for the
                    Fiscal Years Ended February 1, 1997, February 3, 1996, and January 28, 1995.

                  Consolidated Statements of Cash Flows for the Fiscal Years
                    Ended February 1, 1997, February 3, 1996, and January 28, 1995.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Public Accountants.

         2.       Financial Statement Schedules of Books-A-Million, Inc.

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the information called for therein is included elsewhere in the financial statements or related notes thereto contained or incorporated by reference herein.

         3.       Exhibits **

         Exhibit
         Number
         -------
             3.1     --    Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to
                           Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992).

             3.2     --    Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on
                           Form S-1, File No. 33-52256, originally filed September 21, 1992).

             4.1     --    See Exhibits 3.1 and 3.2 hereto incorporated herein by reference to the Exhibits of the same number to
                           Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992.

             10.1    --    Lease Agreement between First National Bank of Florence, Alabama, as Trustee, and Bookland Stores, Inc.
                           (which is a predecessor of the Registrant), an Alabama corporation, dated January 30, 1991
                           (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1, File No. 33-52256,
                           originally filed September 21, 1992).

            *10.2    --    Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1,
                           File No. 33-52256, originally filed September 21, 1992).

            *10.3    --    Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on
                           Form S-1, File No. 33-52256, originally filed September 21, 1992).

            *10.4    --    Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 29, 1994, File No. 0-20664, filed on April 29, 1994).

            *10.5    --    401(k) Plan (together with related documents) (incorporated by reference to Exhibit 10.9 to
                           Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992).

             10.6    --    Shareholders Agreement dated as of September 1, 1992 (incorporated by reference to
                           Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended January 31, 1993,
                           File No. 0-20664, filed May 3, 1993).

            *10.7    --    Executive Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on
                           Form 10-K for the fiscal year ended January 28, 1995, File No. 0-20664, filed
                           April 28, 1995).

            *10.8    --    Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.9 to Annual
                           Report on Form 10-K for the fiscal year ended January 28, 1995, File No. 0-20664, filed
                           April 28, 1995).

             10.9    --    Short Term Credit Agreement dated as of October 27, 1995, between the Company and AmSouth Bank, N.A.
                           (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended
                           February 3, 1996, File No. 0-20664, filed May 3, 1996).

             10.10   --    Revolving Loan Agreement dated as of October 27, 1995 between the Company and
                           AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.10 to Annual Report on
                           Form 10-K for the fiscal year ended February 3, 1996, File 0-20664, filed May 3, 1996).

             10.11   --    Amendment to Short Term Credit Agreement, dated as of November 1, 1996 between the Company and
                           AmSouth Bank, N.A.

                13   --    Portions of the Annual Report to Stockholders for the year ended February 1, 1997 that are expressly incorporated by reference into Part II of this Report.

                21   --    Subsidiary of the Registrant.

                23   --    Consent of Independent Public Accountants to the incorporation of their report on the
                           Company's consolidated financial statements for the fiscal year ended February 1, 1997, into the Registration Statements on Form S-8. (File Nos. 33-72812 and 33-86980).

                27   --    Financial Data Schedule (for SEC use only)

         * The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Annual Report on Form 10-K.

         ** The Company has financed certain capital expenditures with proceeds of an industrial development revenue bond (the "Bond"), for which the outstanding balance as of February 1, 1997, is less than 10% of the Company's total assets. The Bond documents have not been included as an exhibit hereto but the Company will provide such documents to the Securities and Exchange Commission upon request.

(b)     Reports on Form 8-K

                Not applicable.

(c)     See Item 14(a) (3), the Exhibit Index and the Exhibits attached hereto.

(d)     See Item 14(a) (2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOOKS-A-MILLION, INC.


                                       by: /s/ Clyde B. Anderson
                                           -------------------------------------
                                           Clyde B. Anderson
                                           Chief Executive Officer and President
                                           Date:  May 2, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PRINCIPAL EXECUTIVE OFFICER:


/s/ Clyde B. Anderson
--------------------------------------------
Clyde B. Anderson
Chief Executive Officer and President
Date: May 2, 1997

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


/s/ Sandra B. Cochran
--------------------------------------------
Sandra B. Cochran
Executive Vice President, Chief Financial
Officer and Assistant Secretary
Date: May 2, 1997


DIRECTORS:


/s/ Charles C. Anderson
--------------------------------------------
Charles C. Anderson
Date: May 2, 1997


/s/ Clyde B. Anderson
--------------------------------------------
Clyde B. Anderson
Date: May 2, 1997


/s/ R. Lew Burdette
--------------------------------------------
R. Lew Burdette
Date: May 2, 1997

DIRECTOR:


/s/ Ronald G. Bruno
--------------------------------------------
Ronald G. Bruno
Date: May 2, 1997

DIRECTOR:


/s/ John E. Southwood
--------------------------------------------
John E. Southwood
Date:  May 2, 1997

                                INDEX TO EXHIBITS

Exhibit
Number
-------
3.1     --      Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to
                Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992).

3.2     --      Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992).

4.1     --      See Exhibits 3.1 and 3.2 hereto incorporated herein by reference to the Exhibits of the same number to the Registration Statement on Form S-1, File No. 33-52256, originally filed
                September 21, 1992.

10.1    --      Lease Agreement between First National Bank of Florence, Alabama, as Trustee, and
                Bookland Stores, Inc. (which is a predecessor of the Registrant), an Alabama corporation, dated January 30, 1991 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992).

10.2    --      Stock Option Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on
                Form S-1, file no. 33-52256, originally filed September 21, 1992).

10.3    --      Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Registration
                Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992).

10.4    --      Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on 10-K, for the fiscal year ended January 29, 1994, File No. 0-20664, filed on April 29, 1994).

10.5    --      401(k) Plan (together with related documents) (incorporated by reference to Exhibit 10.9 to
                Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992).

10.6    --      Shareholders Agreement dated as of September 1, 1992, (incorporated by reference to
                Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended January 31, 1993,
                File No. 0-20664 filed May 3, 1993).

10.7    --      Executive Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on
                Form 10-K for the fiscal year ended January 28, 1995, File No. 0-20664, filed
                April 28, 1995).

10.8    --      Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended January 28, 1995, File No 0-20664, filed
                April 28, 1995).


10.9    --      Short Term Credit Agreement dated as of October 27, 1995 between the Company and AmSouth Bank, N.A.
                (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended February 3, 1996,
                File No. 0-200664, filed May 3, 1996).

10.10   --      Revolving Loan Agreement dated as of October 27, 1995 between the Company and AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended February 3, 1996, File No.
                0-20664, filed May 3, 1996).

10.11   --      Amendment to Short Term Credit Agreement, dated as of November 1, 1996, between the Company and AmSouth
                Bank, N.A.

13      --      Portions of the Annual Report to Stockholders for the year ended February 1, 1997 that are expressly incorporated by reference into Part II of this report.

21      --      Subsidiary of the Registrant.

23      --      Consent of Independent Public Accountants to the  incorporation of their report on the
                Company's consolidated financial statements for the fiscal year ended February 1, 1997 into the Registration Statements on Form S-8. (File Nos. 33-72812 and 33-86980).

27      --      Financial Data Schedule (for SEC use only).