Form 10-Q
period 1997-05-03
BOOKS A MILLION INC
filed 1997-06-17
CIK 891919

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  ----      EXCHANGE ACT OF 1934.

            For the quarterly period ended: May 3, 1997

                                      - OR -

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  ----      EXCHANGE ACT OF 1934.

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

                               Yes  X    No
                                  ----      ----

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of May 3, 1997 were 17,427,593 shares.

                         PART 1. FINANCIAL INFORMAITON
                          ITEM 1. FINANCIAL STATEMENTS
                       BOOKS-A-MILLION, INC. & SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

ASSETS                                                          May 3, 1997   February 1, 1997
                                                                -----------   ----------------
CURRENT ASSETS:
  Cash and temporary cash investments                              $  4,720        $  4,776
  Accounts receivable                                                11,294          13,198
  Related party receivables                                           6,940           5,854
  Inventories                                                       165,053         141,430
  Prepayments and other                                                 990             584
  Deferred income taxes                                               3,120           2,913
                                                                   --------        --------
     TOTAL CURRENT ASSETS                                           192,117         168,755
                                                                   ========        ========

PROPERTY AND EQUIPMENT:
  Land                                                                  628             628
  Buildings                                                           5,367           5,367
  Equipment                                                          22,885          22,690
  Furniture and fixtures                                             28,644          28,535
  Leasehold improvements                                             32,882          32,796
  Construction-in-process                                             2,576             804
                                                                    -------        --------
                                                                     92,982          90,820
  Less-accumulated depreciation and amortization                     30,339          27,673
                                                                    -------        --------
     NET PROPERTY AND EQUIPMENT                                      62,643          63,147
                                                                    -------        --------

OTHER ASSETS:
  Goodwill, net                                                       1,570           1,581
  Other                                                                  55              56
                                                                   --------        --------
   TOTAL OTHER ASSETS                                                 1,625           1,637
                                                                   --------        --------
     TOTAL ASSETS                                                  $256,385        $233,539
                                                                   ========        ========


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable:

     Trade                                                         $ 76,566        $ 79,127
     Related party                                                    6,019           2,270
   Accrued expenses                                                  12,418          14,768
   Accrued income taxes                                                 123           1,961
   Notes payable                                                     20,000              --
                                                                   --------        --------
      TOTAL CURRENT LIABILITIES                                     115,126          98,126
                                                                   --------        --------

LONG TERM DEBT                                                       42,906          37,645
DEFERRED INCOME TAXES                                                 1,469           1,348
                                                                   --------        --------


STOCKHOLDERS' INVESTMENT:
Preferred stock, $.01 par value, 1,000,000                               --              --
   shares authorized, no shares outstanding
Common stock, $.01 par value, 30,000,000 shares authorized,
  17,427,593 and 17,408,535 shares issued and outstanding
   at May 3, 1997 and February 1, 1997, respectively                    174             174
Additional paid-in capital                                           62,924          62,829
Retained earnings                                                    33,786          33,417
                                                                   --------        --------
   TOTAL STOCKHOLDERS' INVESTMENT                                    96,884          96,420
                                                                   --------        --------
      TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT               $256,385        $233,539
                                                                   ========        ========


                             See accompanying notes

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                               Thirteen Weeks Ended
                                                                               --------------------
                                                                   May 3, 1997                May 4, 1996
                                                                   -----------                -----------
NET SALES                                                          $  68,237                   $ 56,589
   Cost of products sold (including warehouse,
      distribution and store occupancy costs)*                        50,696                     41,900
                                                                   ---------                   --------

GROSS PROFIT                                                          17,541                     14,689
   Operating, selling and administrative expenses                     13,243                     10,637
   Depreciation and amortization                                       2,692                      2,064
                                                                   ---------                   --------

OPERATING INCOME                                                       1,606                      1,988
   Interest expense, net                                               1,011                        406
                                                                   ---------                   --------

INCOME BEFORE INCOME TAXES                                               595                      1,582
   Provision for income taxes                                            226                        601
                                                                   ---------                   --------

NET INCOME                                                         $     369                   $    981
                                                                   =========                   ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                         17,419                     17,395
                                                                   =========                   ========

NET INCOME PER SHARE                                               $    0.02                   $   0.06
                                                                   =========                   ========


* Inventory purchases from related parties were $9,096 and $6,826, respectively, for each of the periods presented above.

                             See accompanying notes

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                  (Unaudited)


                                                                               THIRTEEN WEEKS ENDED
                                                                               --------------------
                                                                    MAY 3, 1997                 MAY 4, 1996
                                                                    -----------                 -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $       369                  $      981
                                                                     -----------                  ----------
   Adjustments to reconcile net income to net cash
     used in operating activities:

     Depreciation and amortization                                         2,692                       2,064
     Loss on disposal of property and equipment                                5                           5
     Change in deferred income taxes                                         (86)                         53
     (Increase) decrease in current assets:
          Accounts receivable                                              1,904                         790
          Related party receivables                                       (1,086)                     (2,257)
          Inventories                                                    (23,623)                     (9,131)
          Prepayments and other                                             (405)                       (490)
     Increase (decrease) in current liabilities:
          Accounts payable                                                 1,188                       3,251
          Accrued income taxes                                            (1,838)                       (561)
          Accrued expenses                                                (2,347)                     (4,231)
                                                                     -----------                  ----------
          Total adjustments                                              (23,596)                    (10,507)
                                                                     -----------                  ----------

          Net cash used in operating activities                          (23,227)                     (9,526)
                                                                     -----------                  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (2,185)                     (4,309)
   Proceeds from sale of equipment                                             0                          69
                                                                     -----------                  ----------

          Net cash used in investing activities                           (2,185)                     (4,240)
                                                                     -----------                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                     49,726                      31,830
   Repayments under credit facilities                                    (24,465)                    (17,371)
   Proceeds from sale of common stock, net                                    95                         147
                                                                     -----------                  ----------

          Net cash provided by financing activities                       25,356                      14,606
                                                                     -----------                  ----------

Net increase (decrease) in cash and temporary cash investments               (56)                        840
Cash and temporary cash investments at beginning of period                 4,776                       1,923
                                                                     -----------                  ----------

Cash and temporary cash investments at end of period                 $     4,720                  $    2,763
                                                                     ===========                  ==========


                             See accompanying notes

                      BOOKS-A-MILLION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Books-A-Million, Inc., and its Subsidiary (the "Company") for the thirteen week period ended May 3, 1997, have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 1, 1997, included in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, the consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of May 3, 1997, and the results of its operations and cash flows for the thirteen week period then ended.

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

3.  DEBT AND LINES OF CREDIT

         The Company amended its revolving credit facility and working capital line of credit effective June 4, 1997. The amended credit facilities increased the maximum allowable borrowings to $100 million, from $70 million (see the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition for more details).

4.  PENDING ACCOUNTING PRONOUNCEMENTS

         During 1997, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement supersedes Accounting Principles Board Opinion ("APB") No. 15. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is prohibited. The Company will properly adopt SFAS No. 128 for fiscal year ending January 31, 1998 annual reporting. Adoption of this statement will not affect the reported earnings per share of the Company.

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

RESULTS OF OPERATIONS

       Net sales increased 20.6% to $68.2 million in the thirteen weeks ended May 3, 1997, from $56.6 million in the thirteen weeks ended May 4, 1996. The increase in net sales resulted primarily from net sales from new stores. Comparable store sales increased 1.0% for superstores and increased 0.6% for all stores for the thirteen weeks ended May 3, 1997. During the thirteen weeks ended May 3, 1997, two superstores were opened.

       Gross profit increased $2.8 million or 19.4% to $17.5 million in the thirteen weeks ended May 3, 1997 from $14.7 million in the thirteen weeks ended May 4, 1996. Gross profit as a percentage of net sales for the thirteen weeks ended May 3, 1997 was 25.7% versus 26.0% in the same period last year. The slight decrease as a percentage of net sales was primarily due to a change in merchandise sales mix.

       Operating, selling and administrative expenses increased $2.6 million or 24.5% to $13.2 million in the thirteen weeks ended May 3, 1997 from $10.6 million in the thirteen weeks ended May 4, 1996. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended May 3, 1997 increased to 19.4% from 18.8% in the same period last year. The increase in this percentage for the thirteen week period was due primarily to higher store selling expenses as a percentage of net sales.

       Depreciation and amortization increased $.6 million or 30.4% to $2.7 million in the thirteen weeks ended May 3, 1997 from $2.1 million in the thirteen weeks ended May 4, 1996. The increase in depreciation and amortization is primarily the result of the increased number of superstores operated by the Company.

       Interest expense was $1.0 million in the thirteen weeks ended May 3, 1997, versus interest expense of $.4 million for the same period last year. This increase in interest expense resulted from borrowings incurred due primarily to increased inventory and capital expenditures related to new stores opened in the first quarter of fiscal 1998 and the last nine months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

       During the first thirteen weeks of fiscal 1998, the Company's cash requirements have been funded with net cash from operations and with borrowings under the Company's credit facilities. Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

       The Company amended its revolving credit facility and working capital line of credit effective June 4, 1997. The amended credit facilities increased the maximum allowable borrowings to $100 million, from $70 million. Borrowings outstanding under these credit facilities were $55,406,000 as of May 3, 1997. The borrowings bear interest at variable rates. During fiscal 1996 and fiscal 1995 the Company financed the acquisition and construction of certain warehouse and distribution facilities through loans obtained from the proceeds of an industrial development revenue bond (the "Bond"), which are secured by a mortgage interest in these facilities. As of May 3, 1997, there was $7.5 million of borrowings outstanding under these loans at variable rates.

       The Company's capital expenditures totaled $2.2 million during the first thirteen weeks of fiscal 1998. These expenditures were primarily used to open new stores and to perform renovations and improvements to existing stores. Management estimates that capital expenditures for the remainder of fiscal 1998 will be approximately $15.8 million, and that such amounts will be used primarily for new stores, renovations and remodeling of certain existing stores and investments in management information systems. Management believes that existing cash reserves and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 1998.

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

       The Company purchases a portion of its inventories for resale from related parties; such purchases amounted to $9.1 million and $6.8 million in the thirteen weeks ended May 3, 1997 and May 4, 1996, respectively. This increase in related party purchases is primarily due to the sales growth the Company has experienced. The Company sells a portion of its inventories to related parties; such sales amounted to $1.3 million and $2.2 million in the thirteen weeks ended May 3, 1997 and May 4, 1996, respectively. This decrease in related party sales is primarily due to the timing of sales of bargain books to related parties. Management believes these related party purchases and sales do not have a significant impact on gross profit.

FINANCIAL POSITION

       During the thirteen weeks ended May 3, 1997, the Company opened two superstores. Inventory and debt balances at May 3, 1997 increased as compared to February 1, 1997 due to seasonal fluctuations in inventory levels and the two new superstores opened during the quarter. The store openings also resulted in increased property and equipment balances at May 3, 1997, as compared to February 1, 1997.

                          PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

     None

ITEM 2: Changes in Securities

     None

ITEM 3: Defaults Upon Senior Securities

     None

ITEM 4: Submission of Matters to Vote of Security-Holders

        - Date of Meeting - June 4, 1997
        - Annual Meeting
        - Name of each director re-elected at meeting:

            Clyde B. Anderson
            Ronald G. Bruno

        - Name of each other director whose term of office as director continued after the meeting:

            Charles C. Anderson
            R. Lew Burdette
            John E. Southwood

        - Other matters voted on at Annual Meeting:

            i) Ratify the appointment by the Audit Committee of the Board of Directors of Arthur Andersen LLP to serve as the Company's independent auditor for fiscal 1998.

        -  Results of votes

                                         Number of Votes             Number of Votes              Number of Votes
                                            Cast For                  Cast Against                  Abstaining
                                            --------                  ------------                  ----------
          Re-election of
          Clyde B. Anderson                 16,049,817                    169,437                       0
          Re-election of
          Ronald G. Bruno                   16,055,151                    164,103                       0

          Item i) above                     16,130,424                     69,853                  18,977

ITEM 5: Other Information

     None

ITEM 6: Exhibits and Reports on Form 8-K

     (A)Exhibits
        Ex-27 Financial Data Schedule (for SEC use only)

     (B)Reports on Form 8-K
        There were no reports filed on Form 8-K during the thirteen week period ended May 3, 1997

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.




                             BOOKS-A-MILLION, INC.

Date:   June 16, 1997

                             by:/s/ Clyde B. Anderson
                             ------------------------
                             Clyde B. Anderson
                             President and
                             Chief Executive Officer

Date:   June 16, 1997

                             by: /s/ Sandra B. Cochran
                             -------------------------
                             Sandra B. Cochran
                             Executive Vice President,
                             Chief Financial Officer
                             and Assistant Secretary