Form 10-Q
period 1997-08-02
BOOKS A MILLION INC
filed 1997-09-16
CIK 891919

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

  X
------ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended: August 2, 1997
                                       ---------------
                                     - OR -

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ------ EXCHANGE ACT OF 1934.

        For the transaction period from__________to__________

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

                                      NONE
                                      ----
              (Former name, former address and former fiscal year,
                         if changed since last period)

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
Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of August 2, 1997 were 17,427,593 shares.

                         PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       BOOKS-A-MILLION, INC. & SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

  ASSETS                                                                  August 2, 1997     February 1, 1997
                                                                          --------------     ----------------
  CURRENT ASSETS:                                                        $                   $
     Cash and temporary cash investments                                           4,292                4,776
     Accounts receivable                                                           8,227               13,198
     Related party receivables                                                     8,909                5,854
     Inventories                                                                 156,460              141,430
     Prepayments and other                                                         1,294                  584
     Deferred income taxes                                                         3,259                2,913
                                                                         ---------------     ----------------
       TOTAL CURRENT ASSETS                                                      182,441              168,755
                                                                         ---------------     ----------------
  PROPERTY AND EQUIPMENT:
     Land                                                                            628                  628
     Buildings                                                                     5,368                5,367
     Equipment                                                                    24,021               22,690
     Furniture and fixtures                                                       28,740               28,535
     Leasehold improvements                                                       33,383               32,796
     Construction-in-process                                                       2,195                  804
                                                                         ---------------     ----------------
                                                                                  94,335               90,820
     Less-accumulated depreciation and amortization                               33,072               27,673
                                                                         ---------------     ----------------
       NET PROPERTY AND EQUIPMENT                                                 61,263               63,147
                                                                         ---------------     ----------------
  OTHER ASSETS:
     Goodwill, net                                                                 1,559                1,581
     Other                                                                            56                   56
                                                                         ---------------     ----------------
       TOTAL OTHER ASSETS                                                          1,615                1,637
                                                                         ---------------     ----------------
       TOTAL ASSETS                                                      $       245,319     $        233,539
                                                                         ===============     ================
  LIABILITIES AND STOCKHOLDERS' INVESTMENT
  CURRENT LIABILITIES:
     Accounts payable:
       Trade                                                             $        68,774     $         79,127
       Related party                                                               4,997                2,270
     Accrued expenses                                                             11,412               14,768
     Accrued income taxes                                                              -                1,961
     Notes payable                                                                20,000                    -
                                                                         ---------------     ----------------
       TOTAL CURRENT LIABILITIES                                                 105,183               98,126
                                                                         ---------------     ----------------
  LONG TERM DEBT                                                                  41,136               37,645
                                                                         ---------------     ----------------
  DEFERRED INCOME TAXES                                                            1,588                1,348
                                                                         ---------------     ----------------
  STOCKHOLDERS' INVESTMENT:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,                     -                    -
     no shares outstanding
     Common stock, $.01 par value, 30,000,000 shares authorized,
     17,427,593 and 17,408,535 shares issued and outstanding at
     August 2, 1997 and February 1, 1997, respectively                               174                  174
     Additional paid-in capital                                                   62,925               62,829
     Retained earnings                                                            34,313               33,417
                                                                         ---------------     ----------------
       TOTAL STOCKHOLDERS' INVESTMENT                                             97,412               96,420
                                                                         ===============     ================
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                    $       245,319     $        233,539
                                                                         ===============     ================




                             See accompanying notes

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                                    ------------------------------------   -----------------------------------
                                                    August 2, 1997      August 3, 1996     August 2, 1997      August 3, 1996
                                                    ---------------     ---------------    ---------------    ----------------
  NET SALES                                         $        71,867     $        60,455    $       140,104    $        117,044
     Cost of products sold (including warehouse
     distribution and store occupancy costs)*                53,181              44,840            103,877              86,740
                                                    ---------------     ---------------    ---------------    ----------------
  GROSS PROFIT                                               18,686              15,615             36,227              30,304
     Operating, selling and administrative                   13,939              11,854             27,182              22,491
       expenses
     Depreciation and amortization                            2,723               2,279              5,415               4,343
                                                    ---------------     ---------------    ---------------    ----------------
  OPERATING INCOME                                            2,024               1,482              3,630               3,470
     Interest expense, net                                    1,173                 663              2,184               1,069
                                                    ---------------     ---------------    ---------------    ----------------
  INCOME BEFORE INCOME TAXES                                    851                 819              1,446               2,401
     Provision for income taxes                                 324                 311                550                 912
                                                    ---------------     ---------------    ---------------    ----------------
  NET INCOME                                        $           527     $           508    $           896    $          1,489
                                                    ===============     ===============    ===============    ================
  WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                         17,428              17,408             17,423              17,402
                                                    ===============     ===============    ===============    ================
  NET INCOME PER SHARE                              $          0.03     $          0.03    $          0.05    $           0.09
                                                    ===============     ===============    ===============    ================






*Inventory purchases from related parties were $6,703, $5,749, $15,799 and $12,575 respectively, for each of the periods presented above.










                             See accompanying notes

                      BOOKS-A-MILLION, INC. & SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                             TWENTY-SIX WEEKS ENDED
                                                                     ---------------------------------------
                                                                       AUGUST 2, 1997        AUGUST 3, 1996
                                                                     ------------------    -----------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                      $              896    $           1,489
                                                                     ------------------    -----------------
     Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                                              5,415                4,343
       Loss on disposal of property and equipment                                     7                   17
       Change in deferred income taxes                                             (106)                  94
       (Increase) decrease in current assets:
        Accounts receivable                                                       4,971                3,088
        Related party receivables                                                (3,055)              (3,540)
        Inventories                                                             (15,030)             (28,621)
        Prepayments and other                                                      (709)                (642)
     Increase (decrease) in current liabilities:
        Accounts payable                                                         (7,626)               11,360
        Accrued income taxes                                                     (1,961)                 (561)
        Accrued expenses                                                         (3,288)               (2,343)
                                                                     ------------------    ------------------
        Total adjustments                                                       (21,382)              (16,805)
                                                                     ------------------    ------------------
        Net cash used in operating activities                                   (20,486)              (15,316)
                                                                     ------------------    ------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                        (3,605)              (10,071)
     Proceeds from sale of equipment                                                 20                   122
                                                                     ------------------    ------------------
        Net cash used in investing activities                                    (3,585)               (9,949)
                                                                     ------------------    ------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under credit facilities                                          81,166                80,424
     Repayments under credit facilities                                         (57,675)              (53,377)
     Proceeds from sale of common stock, net                                         96                   154
                                                                     ------------------    ------------------
        Net cash provided by financing activities                                23,587                27,201
                                                                     ------------------    ------------------
  Net increase (decrease) in cash and temporary cash                               (484)                1,936
  Cash and temporary cash investments at beginning of period                      4,776                 1,923
                                                                     ------------------    ------------------
  Cash and temporary cash investments at end of period               $            4,292    $            3,859
                                                                     ==================    ==================





                             See accompanying notes

                      BOOKS-A-MILLION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Books-A-Million, Inc., and its Subsidiary ("The Company") for the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996, have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 1, 1997, included in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, the consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of August 2, 1997, and the results of its operations and cash flows for the thirteen and twenty-six week periods then ended.

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

4.  PENDING ACCOUNTING PRONOUNCEMENTS

         During 1997, the Financial Accounting Standards Boards issued Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement supersedes Accounting Principles Board Opinion ("APB") No. 15. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is prohibited. The Company will adopt SFAS No. 128 for fiscal year ending January 31, 1998 annual reporting. Under SFAS 128, the Company's basic earnings per share for the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996 would have been unchanged.

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

RESULTS OF OPERATIONS

         Net sales increased 18.9% to $71.9 million in the thirteen weeks ended August 2, 1997, from $60.5 million in the thirteen weeks ended August 3, 1996. Net sales increased 19.7% to $140.1 million in the twenty-six weeks ended August 2, 1997, from $117.0 million in the twenty-six weeks ended August 3, 1996. For the thirteen and twenty-six weeks ended August 2, 1997, the increase in net sales resulted primarily from net sales from new stores. Comparable store sales increased 1.8% for superstores and 1.5% for all stores for the twenty-six weeks ended August 2, 1997 and they increased 2.5% for superstores and 2.3% for all stores for the thirteen weeks ended August 2, 1997. During the thirteen weeks ended August 2, 1997, one superstore was opened.

         Gross profit increased $3.1 million or 19.7% to $18.7 million in the thirteen weeks ended August 2, 1997 from $15.6 million in the thirteen weeks ended August 3, 1996 and in the twenty-six weeks ended August 2, 1997, gross profit increased 19.6% to $36.2 million from $30.3 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended August 2, 1997 was 26.0% versus 25.8% in the same period last year. For the twenty-six week period gross profit as a percentage of net sales stayed consistent with the same period last year at 25.9%. The slight increase as a percentage of net sales for the thirteen week period was due to lower discounting and warehouse distribution costs as a percentage of net sales.

         Operating, selling and administrative expenses increased $2.0 million or 17.6% to $13.9 million in the thirteen weeks ended August 2, 1997 from $11.9 million in the thirteen weeks ended August 3, 1996 and in the twenty-six weeks ended August 2, 1997, operating, selling and administrative expenses increased 20.9% to $27.2 million from $22.5 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended August 2, 1997 decreased to 19.4% from 19.6% in the same period last year. For the twenty-six week period operating, selling and administrative expenses as a percentage of net sales increased slightly to 19.4% from 19.2% in the same period last year. The decrease in this percentage for the thirteen week period was due primarily to lower advertising expense as a percentage of net sales. The increase for the twenty-six week period was due primarily to higher store selling expenses as a percentage of net sales.

         Depreciation and amortization increased $.4 million or 19.5% to $2.7 million in the thirteen weeks ended August 2, 1997 from $2.3 million in the thirteen weeks ended August 3, 1996, and in the twenty-six week period depreciation and amortization increased $1.1 million, or 24.7% to $5.4 million from $4.3 million in the same period last year. The increase in depreciation and amortization is primarily the result of the increased number of superstores operated by the Company.

         Interest expense was $1.2 million in the thirteen weeks ended August 2, 1997, versus $.7 million for the same period last year and in the twenty-six week period interest expense increased to $2.2 million from $1.1 million in the same period last year. This increase in interest expense resulted from borrowings incurred due primarily to increased inventory and capital expenditures related to new stores opened in the first and second quarter of fiscal 1998 and the last six months of fiscal 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         During the first twenty-six weeks of fiscal 1998, the Company's cash requirements have been funded with net cash from operations and with borrowings under the Company's credit facilities. Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

         The Company amended its revolving credit facility and working capital line of credit effective June 4, 1997. The amended credit facilities increased the maximum allowable borrowings up to $100 million from $70 million. Borrowings outstanding under these credit facilities were $53.6 million as of August 2, 1997. The borrowings bear interest at variable rates. During fiscal 1996 and fiscal 1995 the Company financed the acquisition and construction of certain warehouse and distribution facilities through loans obtained from the proceeds of an industrial development revenue bond, which are secured by a mortgage interest in these facilities. As of August 2, 1997, there was $7.5 million of borrowings outstanding under these loans at variable rates.

         The Company's capital expenditures totaled $3.6 million during the first twenty-six weeks of fiscal 1998. These expenditures were primarily used to open new stores and to perform renovations and improvements to existing stores. Management estimates that capital expenditures for the remainder of fiscal 1998 will be approximately $14.4 million, and that such amounts will be used primarily for new stores, renovations and remodeling of certain existing stores and investments in management information systems. Management believes that existing cash reserves and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 1998.

RELATED PARTY ACTIVITIES

         Certain principal stockholders of the Company have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities (described as "related parties") are summarized in the following paragraph.

         The Company purchases a portion of its inventories for resale from related parties; such purchases amounted to $15.8 million and $12.6 million in the twenty-six weeks ended August 2, 1997 and August 3, 1996, respectively. This increase in related party purchases is primarily due to the sales growth the Company has experienced. The Company sells a portion of its inventories to related parties; such sales amounted to $4.3 million and $3.9 million in the twenty-six weeks ended August 2, 1997 and August 3, 1996, respectively. This increase in related party sales is primarily due to increased sales of bargain books to related parties. Management believes these related party purchases and sales do not have a significant impact on gross profit.

FINANCIAL POSITION

         During the twenty-six weeks ended August 2, 1997, the Company opened three superstores. Inventory and debt balances at August 2, 1997 increased as compared to February 1, 1997 due to seasonal fluctuations in inventory levels and the three new superstores opened during the first half of fiscal 1998. The store openings also resulted in increased property and equipment balances at August 2, 1997, as compared to February 1, 1997.

                             II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

             None

ITEM 2:  Changes in Securities

            None

ITEM 3:  Defaults Upon Senior Securities

            None

ITEM 4:  Submission of Matters of Vote of Security-Holders

           None

ITEM 5:  Other Information

           None

ITEM 6:  Exhibits and Reports on Form 8-K

            (A)  Exhibits
                 Exhibit 27 Financial Data Schedule (for SEC use only)

            (B)  Reports on Form 8-K
                 There were no reports filed on Form 8-K during the thirteen week period ended August 2, 1997

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                           BOOKS-A-MILLION, INC.

Date:  September 16, 1997

                                           by:/s/ Clyde B. Anderson
                                              ---------------------------
                                              Clyde B. Anderson
                                              President and
                                              Chief Executive Officer

Date:  September 16, 1997

                                           by:/s/ Sandra B. Cochran
                                              ---------------------------
                                              Sandra B. Cochran
                                              Executive Vice President,
                                              Chief Financial Officer
                                              and Assistant Secretary