Form 10-Q
period 1997-11-01
BOOKS A MILLION INC
filed 1997-12-16
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
--------   EXCHANGE ACT OF 1934.

           For the quarterly period ended:  November 1, 1997
                                            ----------------

                                     - OR -

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
--------   EXCHANGE ACT OF 1934.

           For the transaction period from          to
                                           --------    ----------

                         COMMISSION FILE NUMBER 0-20664

                             BOOKS-A-MILLION, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           63-0798460
          --------                                           ----------
(State or other jurisdiction of                            (IRS Emplolyer
incorporation or organization                            Identification No.)


           402 INDUSTRIAL LANE, BIRMINGHAM, ALABAMA             35211
           ----------------------------------------             -----
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

                                Yes  X   No
                                   -----   ------

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of November 1, 1997 were 17,427,593 shares.

                         PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       BOOKS-A-MILLION, INC. & SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

ASSETS                                                                          November 1, 1997  February 1, 1997
                                                                                ----------------  ----------------
CURRENT ASSETS:                                                                      $              $
   Cash and temporary cash investments                                                  4,327          4,776
   Accounts receivable                                                                  9,411         13,198
   Related party receivables                                                            8,727          5,854
   Inventories                                                                        192,797        141,430
   Prepayments and other                                                                2,116            584
   Deferred income taxes                                                                3,280          2,913
                                                                                     --------       --------
       TOTAL CURRENT ASSETS                                                           220,658        168,755
                                                                                     --------       --------

PROPERTY AND EQUIPMENT:
   Land                                                                                   628            628
   Buildings                                                                            5,367          5,367
   Equipment                                                                           25,317         22,690
   Furniture and fixtures                                                              30,182         28,535
   Leasehold improvements                                                              36,952         32,796
   Construction-in-process                                                              2,796            804
                                                                                     --------       --------
                                                                                      101,242         90,820
   Less-accumulated depreciation and amortization                                      36,026         27,673
                                                                                     --------       --------
     NET PROPERTY AND EQUIPMENT                                                        65,216         63,147
                                                                                     --------       --------

OTHER ASSETS:
   Goodwill, net                                                                        1,549          1,581
   Other                                                                                   54             56
                                                                                     --------       --------
     TOTAL OTHER ASSETS                                                                 1,603          1,637
                                                                                     --------       --------
            TOTAL ASSETS                                                             $287,477       $233,539
                                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Accounts payable:
     Trade                                                                           $104,588       $ 79,127
     Related party                                                                      8,012          2,270
   Accrued expenses                                                                    13,106         14,768
   Accrued income taxes                                                                    --          1,961
   Notes payable                                                                       20,000             --
                                                                                     --------       --------
       TOTAL CURRENT LIABILITIES                                                      145,706         98,126
                                                                                     --------       --------

LONG TERM DEBT                                                                         42,960         37,645
                                                                                     --------       --------
DEFERRED INCOME TAXES                                                                   1,699          1,348
                                                                                     --------       --------

STOCKHOLDERS' INVESTMENT:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,                           --             --
   no shares outstanding
   Common stock, $.01 par value, 30,000,000 shares authorized , 17,427,593 and
   17,408,535 shares issued and outstanding at
   November 1, 1997 and February 1, 1997, respectively                                    174            174
   Additional paid-in capital                                                          62,925         62,829
   Retained earnings                                                                   34,013         33,417
                                                                                     --------       --------
       TOTAL STOCKHOLDERS' INVESTMENT                                                  97,112         96,420
                                                                                     --------       --------
            TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                           $287,477       $233,539
                                                                                     ========       ========



                             See accompanying notes

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                   ----------------------------  ----------------------------
                                                    November 1,    November 2,     November 1,    November 2,
                                                       1997           1996           1997           1996
                                                   ------------   -------------  ------------  --------------
NET SALES                                           $ 71,613        $64,505       $211,717       $181,549
   Cost of products sold (including warehouse
   distribution and store occupancy costs)*           54,133         48,862        158,010        135,602
                                                    --------        -------       --------       --------

GROSS PROFIT                                          17,480         15,643         53,707         45,947
   Operating, selling and administrative expenses     13,779         12,232         40,961         34,723
   Depreciation and amortization                       3,049          2,533          8,464          6,876
                                                    --------        -------       --------       --------

OPERATING INCOME                                         652            878          4,282          4,348
   Interest expense, net                               1,136            843          3,320          1,912
                                                    --------        -------       --------       --------

INCOME (LOSS) BEFORE INCOME TAXES                       (484)            35            962          2,436
   Provision (benefit) for income taxes                 (184)            14            366            926
                                                    --------        -------       --------       --------

NET INCOME (LOSS)                                   $   (300)       $    21       $    596       $  1,510
                                                    ========        =======       ========       ========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                    17,428         17,409         17,425         17,404
                                                    ========        =======       ========       ========

NET INCOME (LOSS) PER SHARE                         $  (0.02)       $  0.00       $   0.03       $   0.09
                                                    ========        =======       ========       ========








*Inventory purchases from related parties were $10,288, $8,031, $26,087 and $20,606 respectively, for each of the periods presented above.

                             See accompanying notes

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                       THIRTY-NINE WEEKS ENDED
                                                                    -----------------------------
                                                                     NOVEMBER 1,      NOVEMBER 2,
                                                                        1997             1996
                                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $     596        $   1,510
                                                                     ---------        ---------
   Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation and amortization                                       8,464            6,875
     Loss on disposal of property and equipment                             40               26
     Change in deferred income taxes                                       (16)             148
     (Increase) decrease in current assets:
        Accounts receivable                                              3,787           (6,469)
        Related party receivables                                       (2,873)          (3,058)
        Inventories                                                    (51,367)         (29,681)
        Prepayments and other                                           (1,530)            (746)
     Increase (decrease) in current liabilities:
        Accounts payable                                                31,203            8,061
        Accrued income taxes                                            (1,961)            (561)
        Accrued expenses                                                (1,591)          (1,869)
                                                                     ---------        ---------
        Total adjustments                                              (15,844)         (27,274)
                                                                     ---------        ---------

        Net cash used in operating activities                          (15,248)         (25,764)
                                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                (10,633)         (15,326)
   Proceeds from sale of equipment                                          21              125
                                                                     ---------        ---------
        Net cash used in investing activities                          (10,612)         (15,201)
                                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                  108,456          122,563
   Repayments under credit facilities                                  (83,141)         (79,395)
   Proceeds from sale of common stock, net                                  96              155
                                                                     ---------        ---------

        Net cash provided by financing activities                       25,411           43,323
                                                                     ---------        ---------

Net increase (decrease) in cash and temporary cash investments            (449)           2,358
Cash and temporary cash investments at beginning of period               4,776            1,923
                                                                     ---------        ---------

Cash and temporary cash investments at end of period                 $   4,327        $   4,281
                                                                     =========        =========




                             See accompanying notes

                      BOOKS-A-MILLION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Books-A-Million, Inc. and its Subsidiary ("The Company") for the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996, have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 1, 1997, included in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, the consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of November 1, 1997, and the results of its operations and cash flows for the thirteen and thirty-nine week periods then ended.

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

4.  PENDING ACCOUNTING PRONOUNCEMENTS

         During 1997, the Financial Accounting Standards Boards issued Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement supersedes Accounting Principles Board Opinion ("APB") No. 15. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is prohibited. The Company will adopt SFAS No. 128 for fiscal year ending January 31, 1998 annual reporting. Under SFAS 128, the Company's basic earnings per share for the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996 would have been unchanged.

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

RESULTS OF OPERATIONS

         Net sales increased 11.0% to $71.6 million in the thirteen weeks ended November 1, 1997, from $64.5 million in the thirteen weeks ended November 2, 1996. Net sales increased 16.6% to $211.7 million in the thirty-nine weeks ended November 1, 1997, from $181.5 million in the thirty-nine weeks ended November 2, 1996. For the thirteen and thirty-nine weeks ended November 1, 1997, the increase in net sales resulted partially from higher comparable store sales as well as net sales generated from new stores. Comparable store sales increased 2.2% for superstores and 2.6% for all stores for the thirteen weeks ended November 1, 1997, and they increased 1.9% for superstores and 1.9% for all stores for the thirty-nine weeks ended November 1, 1997. During the thirteen weeks ended November 1, 1997, eight superstores were opened.

         Gross profit increased $1.9 million or 11.7% to $17.5 million in the thirteen weeks ended November 1, 1997 from $15.6 million in the thirteen weeks ended November 2, 1996, and in the thirty-nine weeks ended November 1, 1997, gross profit increased 16.9% to $53.7 million from $45.9 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended November 1, 1997 was relatively constant at 24.4% versus 24.3% in the same period last year. For the thirty-nine week period, gross profit as a percentage of net sales also stayed constant at 25.4% as compared to 25.3% in the same period last year.

         Operating, selling and administrative expenses increased $1.6 million or 12.6% to $13.8 million in the thirteen weeks ended November 1, 1997 from $12.2 million in the thirteen weeks ended November 2, 1996, and in the thirty-nine weeks ended November 1, 1997, operating, selling and administrative expenses increased 18.0% to $41.0 million from $34.7 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended November 1, 1997 increased to 19.2% from 19.0% in the same period last year. For the thirty-nine week period, operating, selling and administrative expenses as a percentage of net sales increased to 19.3% from 19.1% in the same period last year. The increase in this percentage for the thirteen and thirty-nine week periods was due primarily to higher store selling expenses as a percentage of net sales.

         Depreciation and amortization increased $.5 million or 20.4% to $3.0 million in the thirteen weeks ended November 1, 1997 from $2.5 million in the thirteen weeks ended November 2, 1996, and in the thirty-nine week period depreciation and amortization increased $1.6 million, or 23.1% to $8.5 million from $6.9 million in the same period last year. The increase in depreciation and amortization is primarily the result of the increased number of superstores operated by the Company.

         Interest expense was $1.1 million in the thirteen weeks ended November 1, 1997, versus $.8 million for the same period last year, and in the thirty-nine week period interest expense increased to $3.3 million from $1.9 million in the same period last year. This increase in interest expense resulted from borrowings incurred due primarily to increased inventory and capital expenditures related to new stores opened in the first three quarters of fiscal 1998 and the fourth quarter of fiscal 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         During the first thirty-nine weeks of fiscal 1998, the Company's cash requirements have been funded with net cash from operations and with borrowings under the Company's credit facilities. Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

         The Company amended its revolving credit facility and working capital line of credit effective June 4, 1997. The amended credit facilities increased the maximum allowable borrowings up to $100 million from $70 million. Borrowings outstanding under these credit facilities were $55.5 million as of November 1, 1997. The borrowings bear interest at variable rates. During fiscal 1996 and fiscal 1995 the Company financed the acquisition and construction of certain warehouse and distribution facilities through loans obtained from the proceeds of an industrial development revenue bond, which are secured by a mortgage interest in these facilities. As of November 1, 1997, there was $7.5 million of borrowings outstanding under these loans at variable rates.

         The Company's capital expenditures totaled $10.6 million during the first thirty-nine weeks of fiscal 1998. These expenditures were primarily used to open new stores, perform renovations and improvements to existing stores and investments in management information systems. Management estimates that capital expenditures for the remainder of fiscal 1998 will be approximately $6.0 million, and that such amounts will continue to be used primarily for new stores, renovations and remodeling of certain existing stores and investments in management information systems. Management believes that existing cash reserves and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 1998.

RELATED PARTY ACTIVITIES

         Certain principal stockholders of the Company have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities (described as "related parties") are summarized in the following paragraph.

         The Company purchases a portion of its inventories for resale from related parties; such purchases amounted to $26.1 million and $20.6 million in the thirty-nine weeks ended November 1, 1997 and November 2, 1996, respectively. This increase in related party purchases is primarily due to the sales growth the Company has experienced. The Company sells a portion of its inventories to related parties; such sales amounted to $6.3 million and $5.2 million in the thirty-nine weeks ended November 1, 1997 and November 2, 1996, respectively. This increase in related party sales is primarily due to increased sales of bargain books to related parties. Management believes these related party purchases and sales do not have a significant impact on gross profit.

FINANCIAL POSITION

         During the thirty-nine weeks ended November 1, 1997, the Company opened eleven superstores. Inventory and debt balances at November 1, 1997 increased as compared to February 1, 1997 due to seasonal fluctuations in inventory levels and the eleven new superstores opened during the first thirty-nine weeks of fiscal 1998. The store openings also resulted in increased property and equipment balances at November 1, 1997, as compared to February 1, 1997.

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

ITEM 5:  Other Information

            None

ITEM 6:  Exhibits and Reports on Form 8-K

            (A)  Exhibits
                 Exhibit 27 Financial Data Schedule (for SEC use only)

            (B)  Reports on Form 8-K
                 There were no reports filed on Form 8-K during the thirteen week period ended November 1, 1997

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                               BOOKS-A-MILLION, INC.

Date:  November 18, 1997

                                               by:/s/ Clyde B. Anderson
                                                  -----------------------------
                                                  Clyde B. Anderson
                                                  President and
                                                  Chief Executive Officer


Date:  November 18, 1997

                                                by:/s/ Sandra B. Cochran
                                                   ----------------------------
                                                   Sandra B. Cochran
                                                   Executive Vice President,
                                                   Chief Financial Officer
                                                   and Assistant Secretary