Form 10-K
period 1998-01-31
BOOKS A MILLION INC
filed 1998-05-01
CIK 891919

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended January 31, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to ______________

                           Commission File No. 0-20664

                              BOOKS-A-MILLION, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                       63-0798460
-------------------------------------------------------------------------------
  (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                       Identification No.)

        402 INDUSTRIAL LANE
         BIRMINGHAM, ALABAMA                                 35211
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (205) 942-3737

Securities registered pursuant to Section 12(b) of the Act:           NONE

Securities registered pursuant to Section 12(g) of the Act:


                     COMMON STOCK, PAR VALUE $.01 PER SHARE
-------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

                                    CONTINUED

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

      The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of April 14, 1998 (based on the closing sale price as reported on the Nasdaq National Market on such date), was $54,188,953.

      The number of shares outstanding of the Registrant's Common Stock as of April 14, 1998 was 17,443,875.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Stockholders for the fiscal year ended January 31, 1998 are incorporated by reference into Part II of this report.

      Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 1998 are incorporated by reference into Part III of this report.

                                     PART I

      SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
                                  ACT OF 1995

         Certain of the statements set forth herein with respect to store openings and closings, the profitability of certain product lines, capital expenditures and future liquidity are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current intentions, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward- looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, unanticipated increases in merchandise, salary and distribution costs and the effects of increased competition on specific stores and the Company generally.

ITEM 1. BUSINESS

GENERAL

         Books-A-Million, Inc. (the "Company" or the "Registrant"), is a leading book retailer and is one of the dominant book retailers in the southeastern United States. The Company, which was founded in 1917, has developed three distinct store formats to address the various market areas it serves. Superstores, the first of which was opened in 1988, average approximately 20,000 square feet and operate under the name "Books-A-Million." Combination book and greeting card stores, which are operated under the name "Bookland," have approximately 4,500 square feet and are generally located in smaller markets that do not readily sustain stand-alone book and greeting card stores. "Traditional" bookstores, also operated under the name "Bookland," have approximately 3,500 square feet and are located primarily in malls. All store formats offer an extensive selection of best sellers and other hardcover and paperback books, magazines, newspapers, cards and gifts. The Company is also a wholesaler of books to, among others, bookstores, wholesale clubs, supermarkets, department stores and mass merchandisers.

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


BOOKS-A-MILLION SUPERSTORES

         The Company opened its first Books-A-Million superstore in April 1988. The Company developed its superstores to capitalize on the growing consumer demand for the convenience, selection and value associated with the superstore retailing format. Each superstore is designed to be a receptive and open environment conducive to browsing and reading and includes ample space for promotional events open to the public, including book autograph sessions and children's storytelling. The Company operates 107 Books-A-Million superstores as of January 31, 1998.

         Books-A-Million superstores emphasize selection, value and customer service. Books-A-Million superstores offer an extensive selection of best sellers and other hardcover and paperback books, magazines, local and out-of-town newspapers, greeting cards and gifts. Books-A-Million superstores also dedicate space to bargain books that are sold at a discount from publishers' originally suggested retail prices. Each Books-A-Million superstore has a centrally located service center staffed with associates who are knowledgeable about the store's merchandise and who are trained to answer customers' questions, assist customers in locating books within the store and place special orders. The majority of the superstores also include an espresso and coffee bar called Joe Muggs. The Company's superstores are conveniently located on major, high-traffic roads and in enclosed malls or strip shopping centers with adequate parking. Books-A-Million superstores are generally open seven days a week from 9:00 a.m. to 11:00 p.m.

BOOKLAND STORES

         The Company's Bookland stores utilize two formats, the combination and traditional store formats, which are tailored to the size, demographics and competitive conditions of the particular market area. Combination stores average approximately 4,500 square feet and carry a broad selection of best sellers and other hardcover and paperback books, bargain books, magazines, gifts and greeting cards. Because of the increased customer traffic it generates, the combination store format has been particularly successful in smaller market areas that do not readily sustain stand-alone book and greeting card stores. The Company has 31 combination stores as of January 31, 1998.

         The Company's traditional bookstores average approximately 3,500 square feet and offer a wide selection of best sellers and other hardcover and paperback books, magazines and newspapers. The Company's traditional bookstores are located in multiple types of market areas, but are generally located in market areas that are larger than those in which combination stores are located. The Company has 27 traditional bookstores as of January 31, 1998.

MERCHANDISING

         The Company employs several value-oriented merchandising strategies. Books on the Company's best-seller list, which is developed exclusively by the Company based on its sales and customer demand in its stores, are generally sold in the Company's superstores at 33% below publishers' suggested retail prices. In addition, superstore customers can join the Millionaire's Club and save 10% on all purchases in Books-A-Million superstores, including already discounted best-sellers. Bookland store customers can join the Read & Save Club and enjoy similar discounts. The Company's point-of-sale computer system provides the data necessary to enable the Company to anticipate consumer demand and customize store inventory selection to reflect local customer interest and demand.

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

         The Company purchases merchandise from over 500 vendors. The Company purchases substantially all of its collectors' supplies from one supplier, the majority of its music inventory from one supplier and substantially all of its magazines from another supplier, each of which is a related party. No one vendor accounted for more than 8.1% of the Company's overall merchandise purchases in the fiscal year ended January 31, 1998. In general, approximately 80% of the Company's inventory may be returned by the Company for full credit, which substantially reduces the Company's risk of inventory obsolescence.

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

COMPETITION

         The retail bookstore industry is highly competitive and includes competitors that have substantially greater financial and other resources than the Company. The Company competes directly with national and regional bookstore chains, independent bookstores, certain mass merchandisers and greeting card stores. The Company is one of the top three retail bookstore chains in the nation. In recent years, competing bookstore chains have been expanding their businesses and certain leading regional and national chains have developed and opened superstores. The Company also experiences indirect competition from retail specialty stores that offer books in a particular area of specialty. Management believes that the key competitive factors in the retail book industry are convenience of location, selection, customer service and price.

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

TRADEMARKS

         "Books-A-Million," "BAM!," "Bookland," "Books & Co.," "Up All Night Reader," "Kids-A-Million," "Teachers First", "The Write-Price" and "Book$mart" are the primary registered trademarks of the Company. Management does not believe that these trademarks are crucial to the continuation of the Company's operations.

EMPLOYEES

         As of fiscal year end, the Company employed approximately 2,600 full-time associates and 1,700 part-time associates. The number of part-time associates employed by the Company fluctuates based upon seasonal needs. None of the Company's associates are covered by a collective bargaining agreement, and management believes that the Company's relations with its associates are excellent.

ITEM 2.  PROPERTIES

         The Company's bookstores are located either in enclosed malls or strip shopping centers. All of the Company's stores are leased. Generally, these leases have terms ranging from five to ten years and require the Company to pay a fixed minimum rental fee and/or a rental fee based on a percentage of net sales together with certain customary costs (such as property taxes, common area maintenance and insurance).

         The Company's principal executive offices are located in a 20,550 square foot leased building located in Birmingham, Alabama. The lease, which is with a related party, extends to January 31, 2001, and the Company has an option to extend the lease for an additional five years.

         American Wholesale owns its wholesale distribution center which is located in an approximately 252,000 square foot facility located in Florence, Alabama. During fiscal 1995 and 1996, the Company financed the acquisition and construction of the wholesale distribution facility through loans obtained from the proceeds of an industrial revenue bond, which are secured by a mortgage interest in this facility. The Company also leases, from a related party, a second warehouse facility, which is located in an approximately 286,000 square foot facility in Tuscumbia, Alabama. In addition, the Company leases all of its tractor trailers, which comprise its transportation fleet.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information under the heading "Market and Dividend Information" on the inside back cover of the Annual Report to Stockholders for the year ended January 31, 1998 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The information under the heading "Selected Consolidated Financial Data" for the years ended January 29, 1994, through January 31, 1998 on page 6 of the Annual Report to Stockholders for the year ended January 31, 1998, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the heading "Management's Discussion and Analysis of Financial Condition & Results of Operations" on pages 7 through 9 of the Annual Report to Stockholders for the year ended January 31, 1998 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Registrant and its subsidiary included in the Annual Report to Stockholders for the year ended January 31, 1998 are incorporated herein by reference:

         Consolidated Balance Sheets as of January 31, 1998 and February 1,
           1997.

         Consolidated Statements of Income for the Fiscal Years Ended January
           31, 1998, February 1, 1997 and February 3, 1996.

         Consolidated Statements of Stockholders' Investment for the Fiscal
           Years Ended January 31, 1998, February 1, 1997 and February 3, 1996.

         Consolidated Statements of Cash Flow for the Fiscal Years Ended
           January 31, 1998, February 1, 1997 and February 3, 1996.

         Notes to Consolidated Financial Statements.

         Report of Independent Public Accountants.

         The information under the heading "Summary of Quarterly Results
           (Unaudited)" on page 23 of the Annual Report to Stockholders for the year ended January 31, 1998 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The sections under the heading "Proposal I-Election of Directors" entitled "Nominees for Election - Term Expiring 2001", "Incumbent Directors - Term Expiring 1999" and "Incumbent Directors - Term Expiring 2000" on pages 2 through 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 1998, are incorporated herein by reference for information on the directors of the Registrant.

     EXECUTIVE OFFICERS

              All executive officers of the Company are elected annually by and serve at the discretion of the Board of Directors. The executive officers of the Company are listed below:

        NAME                                     AGE                 POSITION WITH THE COMPANY
        ----                                     ---                 -------------------------
        Charles C. Anderson                       63            Chairman of the Board of Directors

        Clyde B. Anderson                         37            Chief Executive Officer, President and Director

        Sandra B. Cochran                         39            Executive Vice President, Chief Financial Officer
                                                                and Assistant Secretary

        Terrance G. Finley                        44            Senior Vice President - Merchandising


         Charles C. Anderson has served as the Chairman of the Board of Directors of the Company for more than 28 years. He also served as the Chief Executive Officer of the Company from 1964 until July 1992. Mr. Anderson is the father of Clyde B. Anderson, the Company's Chief Executive Officer and a member of the Company's Board of Directors, and Terry C. Anderson, a member of the Company's Board of Directors.

         Clyde B. Anderson has served as the President of the Company since November 1987 and as Chief Executive Officer of the Company since July 1992. Mr. Anderson joined the Company in 1983 and served as the Chief Operating Officer of the Company from November 1987 to March 1994. Mr. Anderson has served as a director of the Company since August 1987 and serves on the Board of Directors and the Compensation Committee of Hibbett Sporting Goods, Inc., a sporting goods retailer. Mr. Anderson is the son of Charles C. Anderson, the Chairman of the Company's Board of Directors, and the brother of Terry C. Anderson, a member of the Company's Board of Directors.

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

         Terrance G. Finley has served as the Senior Vice President - Merchandising since January 1998. Mr. Finley served as Vice President - Merchandising from April 1994 to January 1998 and was named an executive officer of the Company in March 1995. Mr. Finley served as the General Manager of Book$mart from February 1992 to April 1994. Prior to joining the Company, Mr. Finley served as the Vice President - Sales for Smithmark Publishers.

         Mr. Lew Burdette was named President of American Wholesale Book Company, Inc. ("American Wholesale"), a wholly-owned subsidiary of the Company, on January 9, 1998, and consequently, no longer serves as the Chief Operating Officer and Executive Vice President of the Company. Further, effective March 17, 1998, Mr. Burdette resigned from the Company's Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission (the "SEC") and the Nasdaq Stock Market, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, its directors, executive officers and greater than 10% stockholders complied during fiscal 1998 with all applicable Section 16(a) filing requirements, except for a Form 4 for Mr. Charles C. Anderson for the month of September 1997. Such Form 4 was filed to report the purchase of an aggregate of 50,000 Shares pursuant to five separate transactions in that month by Mr. Anderson and his wife and, due to an administrative oversight, was filed three weeks after the deadline for the filing of such form.

ITEM 11. EXECUTIVE COMPENSATION

         The sections under the heading "Executive Compensation," other than those entitled "Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Certain Relationships and Related Transactions" and "Performance Graph", on pages 9 through 17 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 1998 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section under the heading "Proposal I-Election of Directors" entitled "Beneficial Ownership of Common Stock" on pages 7 and 8 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 1998 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The sections under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" on pages 11 and 12 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 1998 are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

       The following Consolidated Financial Statements of Books-A-Million, Inc. and its subsidiary, included in the Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1998 are incorporated by reference in Part II, Item 8:

       Consolidated Balance Sheets as of January 31,1998 and February 1, 1997.

       Consolidated Statements of Income for the Fiscal Years Ended January 31,
         1998, February 1, 1997 and February 3, 1996.

       Consolidated Statements of Stockholders' Investment for the Fiscal
         Years Ended January 31, 1998, February 1, 1997 and February 3, 1996.

       Consolidated Statements of Cash Flow for the Fiscal Years Ended
         January 31, 1998, February 1, 1997 and February 3, 1996.

       Notes to Consolidated Financial Statements.

       Report of Independent Public Accountants.

    2. Financial Statement Schedule:

       The following consolidated financial statement schedule of Books-A-Million, Inc. is attached hereto:

       Schedule II           Valuation and Qualifying Accounts

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

       3.  Exhibits **

           Exhibit
           Number

              3.1     --       Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to
                               Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992).

              3.2     --       Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on
                               Form S-1, File No. 33-52256, originally filed September 21, 1992).

              4.1     --       See Exhibits 3.1 and 3.2 hereto incorporated herein by reference to the Exhibits of the same number to Registration Statement on Form S-1, File No. 33-52256, originally filed September 21,
                               1992.

             10.1     --       Lease Agreement between First National Bank of Florence, Alabama, as Trustee, and Bookland
                               Stores, Inc. (which is a predecessor of the Registrant), an Alabama corporation, dated January
                               30, 1991 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1, File
                               No. 33-52256, originally filed September 21, 1992).

            *10.2     --       Amended and Restated Stock Option Plan (incorporated by reference to Appendix A of the Registrant's
                               Proxy Statement, File No. 0-20664, dated April 27, 1998, for the Annual Meeting of the Registrant's
                               Stockholders to be held June 4, 1998).

            *10.3     --       Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992).

            *10.4     --       Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 29, 1994, File No. 0-20664, filed on April 29, 1994).

            *10.5     --       401(k) Plan (together with related documents) (incorporated by reference to Exhibit 10.9 to
                               Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992).

             10.6     --       Shareholders Agreement dated as of September 1, 1992 (incorporated by reference to Exhibit 10.9 to
                               Annual Report on Form 10-K for the fiscal year ended January 31, 1993, File No. 0-20664, filed May 3,
                               1993).

            *10.7     --       Executive Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended January 28, 1995, File No. 0-20664, filed April 28, 1995).

             10.8     --       Short-Term Credit Agreement dated as of October 27, 1995, between the Company and AmSouth Bank, N.A.
                               (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended
                               February 3, 1996,  File No. 0-20664, filed May 3, 1996).

            10.9      --       Revolving Loan Agreement dated as of October 27, 1995 between the Company and
                               AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.10 to Annual Report on
                               Form 10-K for the fiscal year ended February 3, 1996, File 0-20664, filed May 3, 1996).

           10.10      --       First amendment to Short-Term Credit Agreement, dated as of November 1, 1996 between the Company and AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.11 to
                               Annual Report on Form 10-K for the fiscal year ended February 1, 1997, File 0-20664, filed May
                               2, 1997).

           10.11      --       First amendment to Revolving Loan Agreement dated June 4, 1997 between the Company and
                               AmSouth Bank of Alabama, SunTrust Bank, Atlanta and NationsBank, N.A. and Master Assignment and
                               Acceptance Agreement dated November 7, 1997 between AmSouth Bank, NationsBank, N.A., SunTrust Bank,
                               Atlanta and SouthTrust Bank, N.A.

           10.12      --       Second amendment to Short-Term Credit Agreement, dated June 4, 1997 between the Company and AmSouth Bank of Alabama.

              13      --       Portions of the Annual Report to Stockholders for the year ended January 31, 1998 that are expressly incorporated by reference into Part II of this Report.

              21      --       Subsidiary of the Registrant.

              23      --       Consent of Independent Public Accountants to the incorporation of their report on the Company's consolidated financial statements for the fiscal year ended January 31, 1998, into the
                               Registration Statements on Form S-8.  (File Nos. 33-72812 and 33-86980).

              27.1    --       Financial Data Schedule (for SEC use only).

              27.2    --       Financial Data Schedule - Restated for the period ended February 1, 1997
                               (for SEC use only).

     * The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Annual Report on Form 10-K.

     ** The Company has financed certain capital expenditures with proceeds of an industrial development revenue bond (the "Bond"), for which the outstanding balance as of January 31, 1998, is less than 10% of the Company's total assets. The Bond documents have not been included as an exhibit hereto but the Company will provide such documents to the Securities and Exchange Commission upon request.

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

                                        BOOKS-A-MILLION, INC.


                                        by:    /s/ Clyde B. Anderson
                                           ------------------------------------
                                           Clyde B. Anderson
                                           Chief Executive Officer and President
                                           Date: May 1, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     PRINCIPAL EXECUTIVE OFFICER:


         /s/ Clyde B. Anderson
-------------------------------------
Clyde B. Anderson
Chief Executive Officer and President
Date:  May 1, 1998


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


         /s/ Sandra B. Cochran
-------------------------------------
Sandra B. Cochran
Executive Vice President, Chief Financial
Officer and Assistant Secretary
Date: May 1, 1998


DIRECTORS:


         /s/ Charles C. Anderson
-------------------------------------
Charles C. Anderson
Date: May 1, 1998


         /s/ Clyde B Anderson
-------------------------------------
Clyde B. Anderson
Date: May 1, 1998






                    [Signatures continued on following page]

                             [Signatures continued]


DIRECTORS:


         /s/ Ronald G. Bruno
-------------------------------------
Ronald G. Bruno
Date: May 1, 1998





         /s/ John E. Southwood
-------------------------------------
John E. Southwood
Date: May 1, 1998





         /s/ J. Barry Mason
-------------------------------------
J. Barry Mason
Date: May 1, 1998





         /s/ Terry C. Anderson
-------------------------------------
Terry C. Anderson
Date: May 1, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Books-A-Million, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Books-A-Million, Inc. (A Delaware corporation) and subsidiary included in this Form 10-K and have issued our report thereon dated March 17, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                          ARTHUR ANDERSEN LLP

Birmingham, Alabama
March 17, 1998

                                  SCHEDULE II


                              BOOKS-A-MILLION, INC.


                        VALUATION AND QUALIFYING ACCOUNTS


   FOR THE YEARS ENDED FEBRUARY 3, 1996, FEBRUARY 1, 1997 AND JANUARY 31, 1998



                                                                         CHARGED/
                                                      BALANCE AT        (CREDITED)       (DEDUCTIONS)/
                                                      BEGINNING          TO COSTS         RECOVERIES           BALANCE AT
                                                       OF YEAR          AND EXPENSES          NET              END OF YEAR
                                                     -----------        ------------      -------------        -----------
FOR THE YEAR ENDED FEBRUARY 3, 1996:
Allowance for doubtful accounts                      $  200,320          $  (50,323)       $     -             $  149,997

FOR THE YEAR ENDED FEBRUARY 1, 1997:
Allowance for doubtful accounts                      $  149,997          $  180,101        $     -             $  330,098

FOR THE YEAR ENDED JANUARY 31, 1998:
Allowance for doubtful accounts                      $  330,098          $   25,416        $     -             $  355,514

                                INDEX TO EXHIBITS

Exhibit
Number
------
3.1      --         Certificate of Incorporation of the Registrant
                    (incorporated by reference to Exhibit 3.1 to Registration
                    Statement on Form S-1, File No. 33-52256, originally filed
                    September 21, 1992).

3.2      --         Bylaws of the Registrant (incorporated by reference to
                    Exhibit 3.2 to Registration Statement on Form S-1, File No.
                    33-52256, originally filed September 21, 1992).

4.1      --         See Exhibits 3.1 and 3.2 hereto incorporated herein by
                    reference to the Exhibits of the same number to the
                    Registration Statement on Form S-1, File No. 33-52256,
                    originally filed September 21, 1992.

10.1     --         Lease Agreement between First National Bank of Florence,
                    Alabama, as Trustee, and Bookland Stores, Inc. (which is a predecessor of the Registrant), an Alabama corporation,
                    dated January 30, 1991 (incorporated by reference to Exhibit
                    10.1 to Registration Statement on Form S-1, File No.
                    33-52256, originally filed September 21, 1992).

10.2     --         Amended and Restated Stock Option Plan (incorporated by
                    reference to Appendix A of the Registrant's Proxy Statement,
                    File No. 0-20664, dated April 27, 1998, for the Annual
                    Meeting of the Registrant's Stockholders to be held June 4,
                    1998).

10.3     --         Employee Stock Purchase Plan (incorporated by reference to
                    Exhibit 10.7 to Registration Statement on Form S-1, File No.
                    33-52256, originally filed September 21, 1992).

10.4     --         Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on 10-K, for the fiscal year ended January 29, 1994, File No. 0-20664, filed on April 29, 1994).

10.5     --         401(k) Plan (together with related documents) (incorporated by reference to Exhibit 10.9 to Registration Statement on
                    Form S-1, File No. 33-52256, originally filed September 21,
                    1992).

10.6     --         Shareholders Agreement dated as of September 1, 1992,
                    (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended January 31, 1993,
                    File No. 0-20664 filed May 3, 1993).

10.7     --         Executive Incentive Plan (incorporated by reference to
                    Exhibit 10.8 to Annual Report on Form 10-K for the fiscal
                    year ended January 28, 1995, File No. 0-20664, filed April
                    28, 1995).

10.8     --         Short-Term Credit Agreement dated as of October 27, 1995
                    between the Company and AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended February 3, 1996, File No. 0-200664, filed May 3, 1996).

10.9     --         Revolving Loan Agreement dated as of October 27, 1995
                    between the Company and AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended February 3, 1996, File No. 0-20664,
                    filed May 3, 1996).

10.10    --         First amendment to Short-Term Credit Agreement, dated
                    November 1, 1996, between the Company and AmSouth Bank, N.A.
                    (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended February 1, 1997,
                    File No. 0-20664, filed May 2, 1997).

10.11    --         First amendment to Revolving Loan Agreement dated June 4,
                    1997 between the Company and AmSouth Bank of Alabama,
                    SunTrust Bank, Atlanta and NationsBank, N.A. and Master
                    Assignment and Acceptance Agreement dated November 7, 1997 between AmSouth Bank, NationsBank, N.A., SunTrust Bank,
                    Atlanta and SouthTrust Bank, N.A.

10.12    --         Second amendment to Short-Term Credit Agreement, dated June
                    4, 1997 between the Company and AmSouth Bank of Alabama.

13       --         Portions of the Annual Report to Stockholders for the year ended January 31, 1998 that are expressly incorporated by
                    reference into Part II of this report.

21       --         Subsidiary of the Registrant.

23       --         Consent of Independent Public Accountants to the
                    incorporation of their report on the Company's consolidated financial statements for the fiscal year ended January 31,
                    1998 into the Registration Statements on Form S-8. (File
                    Nos. 33-72812 and 33-86980).

27.1     --         Financial Data Schedule (for SEC use only).

27.2     --         Financial Data Schedule -- Restated for the period ended
                    February 1, 1997 (for SEC use only).
