Form 10-Q
period 1998-05-02
BOOKS A MILLION INC
filed 1998-06-16
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 -------   EXCHANGE ACT OF 1934.

                   For the quarterly period ended: May 2, 1998

                                     - OR -

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
 -------   EXCHANGE ACT OF 1934.

           For the transaction period from__________to__________

                         COMMISSION FILE NUMBER 0-20664

                              BOOKS-A-MILLION, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                              63-0798460
 ------------------------------                            ------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

402 INDUSTRIAL LANE, BIRMINGHAM, ALABAMA                        35211
----------------------------------------                        -----
(Address of principal executive offices)                      (Zip Code)

                                 (205) 942-3737
                  ---------------------------------------------
                 (Registrant's phone number including area code)

                                      NONE

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

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of May 2, 1998 were 17,443,875 shares.

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       BOOKS-A-MILLION, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          May 2, 1998    January 31, 1998
                                                                          -----------    ----------------
ASSETS

CURRENT ASSETS:                                                           $              $
   Cash and temporary cash investments                                          4,154               3,909
   Accounts receivable                                                         10,398              11,732
   Related party receivables                                                    7,014               7,559
   Inventories                                                                165,194             151,312
   Prepayments and other                                                        1,492                 816
   Deferred income taxes                                                        3,220               3,098
                                                                          -----------    ----------------
       TOTAL CURRENT ASSETS                                                   191,472             178,426
                                                                          -----------    ----------------

PROPERTY AND EQUIPMENT:
   Land                                                                           628                 628
   Buildings                                                                    5,367               5,367
   Equipment                                                                   28,630              28,558
   Furniture and fixtures                                                      32,071              31,894
   Leasehold improvements                                                      37,559              37,552
   Construction-in-process                                                      2,499                 783
                                                                          -----------    ----------------
                                                                              106,754             104,782
   Less-accumulated depreciation and amortization                              41,946              38,968
                                                                          -----------    ----------------
     NET PROPERTY AND EQUIPMENT                                                64,808              65,814
                                                                          -----------    ----------------

OTHER ASSETS:
   Goodwill, net                                                                1,527               1,538
   Other                                                                           37                  38
                                                                          -----------    ----------------
     TOTAL OTHER ASSETS                                                         1,564               1,576
                                                                          -----------    ----------------
       TOTAL ASSETS                                                       $   257,844    $        245,816
                                                                          ===========    ================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Accounts payable:
     Trade                                                                $    74,983    $         71,439
     Related party                                                              3,674               7,493
   Accrued expenses                                                            12,475              13,993
   Accrued income taxes                                                             -               2,730
   Notes payable                                                               14,753                   -
                                                                          -----------    ----------------
       TOTAL CURRENT LIABILITIES                                              105,885              95,655
                                                                          -----------    ----------------

LONG TERM DEBT                                                                 46,917              45,240
                                                                          -----------    ----------------
DEFERRED INCOME TAXES                                                           1,469               1,436
                                                                          -----------    ----------------

STOCKHOLDERS' INVESTMENT:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, no                 -                   -
   shares outstanding
   Common stock, $.01 par value, 30,000,000 shares authorized,
   17,443,875 and 17,427,593 shares issued and outstanding at May 2,
   1998  and January 31, 1998, respectively                                       174                 174
   Additional paid-in capital                                                  63,003              62,925
   Retained earnings                                                           40,396              40,386
                                                                          -----------    ----------------
       TOTAL STOCKHOLDERS' INVESTMENT                                         103,573             103,485
                                                                          ===========    ================
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                     $   257,844    $        245,816
                                                                          ===========    ================



                             See accompanying notes

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                        Thirteen Weeks Ended
                                                                     ---------------------------
                                                                     May 2, 1998     May 3, 1997
                                                                     -----------     -----------
NET SALES                                                            $    74,469     $    68,237
   Cost of products sold including warehouse
   distribution and store occupancy costs(1)                              55,474          50,696
                                                                     -----------     -----------
GROSS PROFIT                                                              18,995          17,541
   Operating, selling and administrative expenses                         14,717          13,243
   Depreciation and amortization                                           3,143           2,692
                                                                     -----------     -----------

OPERATING INCOME                                                           1,135           1,606
   Interest expense, net                                                   1,119           1,011
                                                                     -----------     -----------

INCOME BEFORE INCOME TAXES                                                    16             595
   Provision for income taxes                                                  6             226
                                                                     -----------     -----------

NET INCOME                                                           $        10     $       369
                                                                     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                                                17,436          17,419
                                                                     ===========     ===========

NET INCOME PER SHARE - BASIC (2)                                     $      0.00     $      0.02
                                                                     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED                                              17,459          17,420
                                                                     ===========     ===========

NET INCOME PER SHARE - DILUTED (2)                                   $      0.00     $      0.02
                                                                     ===========     ===========

(1) Inventory purchases from related parties were $ 8,724 and $ 9,096 respectively, for each of the periods presented above.

(2) Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (EPS), for all periods presented.




                             See accompanying notes

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                             THIRTEEN WEEKS ENDED
                                                                          ---------------------------
                                                                          MAY 2, 1998     MAY 3, 1997
                                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $        10     $       369
                                                                          -----------     -----------
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                              3,143           2,692
     Loss on disposal of property and equipment                                    15               5
     Change in deferred income taxes                                              (89)            (86)
     (Increase) decrease in current assets:
        Accounts receivable                                                     1,334           1,904
        Related party receivables                                                 545          (1,086)
        Inventories                                                           (13,882)        (23,623)
        Prepayments and other                                                    (675)           (405)
     Increase (decrease) in current liabilities:
        Accounts payable                                                         (275)          1,188
        Accrued income taxes                                                   (2,730)         (1,838)
        Accrued expenses                                                       (1,554)         (2,347)
                                                                          -----------     -----------
        Total adjustments                                                     (14,168)        (23,596)
                                                                          -----------     -----------

        Net cash used in operating activities                                 (14,158)        (23,227)
                                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (2,109)         (2,185)
   Proceeds from sale of equipment                                                  4               0
                                                                          -----------     -----------
        Net cash used in investing activities                                  (2,105)         (2,185)
                                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                          45,750          49,726
   Repayments under credit facilities                                         (29,320)        (24,465)
   Proceeds from sale of common stock, net                                         78              95
                                                                          -----------     -----------

        Net cash provided by financing activities                              16,508          25,356
                                                                          -----------     -----------

Net increase (decrease) in cash and temporary cash investments                    245             (56)
Cash and temporary cash investments at beginning of period                      3,909           4,776
                                                                          -----------     -----------

Cash and temporary cash investments at end of period                      $     4,154     $     4,720
                                                                          ===========     ===========


                             See accompanying notes

                      BOOKS-A-MILLION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Books-A-Million, Inc. and its Subsidiary (the "Company") for the thirteen week period ended May 2, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 1998, included in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, the consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of May 2, 1998, and the results of its operations and cash flows for the thirteen week period then ended.

         The Company has experienced, and expects to continue to experience, significant variability in sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

2.  NET INCOME PER SHARE

         Basic net income per share ("EPS") is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

         The Company adopted SFAS No. 128 effective January 31, 1998 and restated EPS for all periods presented in the consolidated statements of income. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:


                                                                    For the Quarters Ended
                                                                        (in thousands)
                                                               May 2, 1998           May 3, 1997
                                                         ----------------------------------------
      Weighted average shares outstanding:
      Basic                                                      17,436                17,419
      Dilutive effect of stock options outstanding                   23                     1
                                                         ----------------------------------------
      Diluted                                                    17,459                17,420
                                                         ----------------------------------------

                      BOOKS-A-MILLION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  DEBT AND LINES OF CREDIT

         The company amended its revolving credit facility and working capital line of credit effective June 4, 1997. The amended credit facilities increased the maximum allowable borrowings to $100 million, from $70 million (see the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition for more details).

4.  PENDING ACCOUNTING PRONOUNCEMENTS

         The FASB has issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information . This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating the impact on financial reporting and will adopt the new rules for fiscal 1999 annual reporting.

         The AICPA has issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of external direct costs of materials and services; payroll and payroll related costs for employees directly associated; and interest cost during development of computer software for internal use (planning and preliminary costs should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use). This statement is not expected to have a material effect on the consolidated financial statements.

         The AICPA has issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities. This statement provides guidance on the financial reporting of start-up costs and organization costs, and requires these costs to be expensed as incurred. The new rules are not expected to have a significant impact on the Company's financial reporting upon adoption in fiscal 2000.

 5.  CONTINGENCIES

         The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations of the company.

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


RESULTS OF OPERATIONS

         Net sales increased 9.1% to $74.5 million in the thirteen weeks ended May 2, 1998, from $68.2 million in the thirteen weeks ended May 3, 1997. The increase in net sales resulted primarily from net sales from new stores. Comparable store sales decreased 4.3% for the thirteen weeks ended May 2, 1998. During the thirteen weeks ended May 2, 1998, one superstore was opened.

         Gross profit increased $1.5 million or 8.3% to $19.0 million in the thirteen weeks ended May 2, 1998 from $17.5 million in the thirteen weeks ended May 3, 1997. Gross profit as a percentage of net sales for the thirteen weeks ended May 2, 1998 was 25.5% versus 25.7% in the same period last year. The slight decrease as a percentage of net sales for the thirteen week period was due to increased occupancy costs as a percentage of net sales.

         Operating, selling and administrative expenses increased $1.5 million or 11.1% to $14.7 million in the thirteen weeks ended May 2, 1998 from $13.2 million in the thirteen weeks ended May 3, 1997. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended May 2, 1998 increased to 19.8% from 19.4% in the same period last year. The increase in this percentage for the thirteen week period was primarily due to higher store selling expenses as a percentage of net sales.

         Depreciation and amortization increased $.4 million or 16.8% to $3.1 million in the thirteen weeks ended May 2, 1998 from $2.7 million in the thirteen weeks ended May 3, 1997. The increase in depreciation and amortization is primarily the result of the increased number of superstores operated by the Company.

         Interest expense was $1.1 million in the thirteen weeks ended May 2, 1998, versus $1.0 million for the same period last year. This increase in interest expense resulted from borrowings incurred due primarily to increased inventory and capital expenditures related to new stores opened in the first quarter of fiscal 1999 and the last nine months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the first thirteen weeks of fiscal 1999, the Company's cash requirements have been funded with net cash from operations and with borrowings under the Company's credit facilities. Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

         The Company has a revolving credit facility that allows borrowings up to $90 million for which no principal repayments are due until the facility expires on June 3, 2002, and an unsecured working capital line of credit for $10 million, which is subject to annual renewal. As of May 2, 1998, $54.2 million was outstanding under these facilities combined. Additionally, as of May 2, 1998, the Company has outstanding borrowings associated with the issuance of an industrial revenue bond totaling $7.5 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The Company's capital expenditures totaled $2.1 million during the first thirteen weeks of fiscal 1999. These expenditures were primarily used to open new stores, perform renovations and improvements to existing stores, invest in management information systems and general corporate purposes. Management estimates that capital expenditures for the remainder of fiscal 1999 will be approximately $20.0 million, and that such amounts will be used primarily for new stores, renovations and remodeling of certain existing stores and investments in management information systems. Management believes that existing cash reserves and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 1999.

RELATED PARTY ACTIVITIES

         Certain principal stockholders of the Company have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities (described as "related parties") are summarized in the following paragraph.

         The Company purchases a portion of its inventories for resale from related parties; such purchases were relatively constant at $8.7 million in the thirteen weeks ended May 2, 1998, versus $9.1 million in the thirteen weeks ended May 3, 1997. The Company sells a portion of its inventories to related parties; such sales amounted to $.7 million and $1.3 million in the thirteen weeks ended May 2, 1998 and May 3, 1997, respectively. This decrease in related party sales is primarily due to decreased sales of bargain books to related parties. Management believes these related party purchases and sales do not have a significant impact on gross profit.

FINANCIAL POSITION

         During the thirteen weeks ended May 2, 1998, the Company opened one superstore. Inventory and debt balances at May 2, 1998 increased as compared to January 31, 1998 due to seasonal fluctuations in inventory levels and the new superstore opened during the first quarter of fiscal 1999.

                             II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

         The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations of the company.


ITEM 2:  Changes in Securities

         None

ITEM 3:  Defaults Upon Senior Securities

         None

ITEM 4:  Submission of Matters of Vote of Security-Holders

         -   Date of Meeting - June 4, 1998
         -   Annual Meeting
         -   Name of each director elected at meeting:

             Charles C. Anderson
             J. Barry Mason

         - Name of each other director whose term of office as director continued after the meeting:

             Clyde B. Anderson
             Terry C. Anderson
             John E. Southwood
             Ronald G. Bruno

         -   Other matters voted on at Annual Meeting:

                  i) Ratify the appointment by the Audit Committee of the Board of Directors of Arthur Andersen LLP to serve as the Company's independent auditor for fiscal 1999.

                  ii) Approve an amendment and restatement of the Company's Stock Option Plan that will increase the number of shares of Common Stock reserved for grants of options under the plan from 1,800,000 to 3,300,000 and simplify administration of the Stock Option Plan in accordance with revisions to Section 16 of the Securities Exchange Act of 1934.

         -   Results of votes:

                                                   Number of Votes     Number of Votes    Number of Votes
                                                      Cast For           Cast Against       Abstaining
                                                   ---------------     ---------------    ---------------
                     Election of                     14,902,067             1,072,147              0
                     Charles C. Anderson

                     Election of                     14,905,478             1,068,736              0
                     J. Barry Mason

                     Item i) above                   15,923,042                38,171         13,001

                     Item ii) above                  11,660,999             1,449,282         42,972

   ITEM 5:  Other Information

            None

   ITEM 6:  Exhibits and Reports on Form 8-K

            (A)  Exhibits

                 Exhibit 3i Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 in the Company's Registration Statement on Form S-1 (Capital Registration No. 33-52256))

                 Exhibit 3ii By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.2 in the Company's Registration Statement on Form S-1 (Capital Registration No. 33-52256))

                 Exhibit 27.1 Financial Data Schedule (for SEC use only)

                 Exhibit 27.2 Financial Date Schedule - Restated for fiscal 1998 quarterly information (for SEC use only)

                 Exhibit 27.3 Financial Data Schedule - Restated for fiscal 1997 quarterly information (for SEC use only)


            (B)  Reports on Form 8-K
                 There were no reports filed on Form 8-K during the thirteen week period ended May 2, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                              BOOKS-A-MILLION, INC.


   Date:  June 15, 1998

                                          By:  /s/ Clyde B. Anderson
                                               ------------------------------
                                               Clyde B. Anderson
                                               President and
                                               Chief Executive Officer


   Date:  June 15, 1998

                                          By:  /s/ Sandra B. Cochran
                                               ------------------------------
                                               Sandra B. Cochran
                                               Executive Vice President,
                                               Chief Financial Officer
                                               and Assistant Secretary