Form 10-Q
period 1998-08-01
BOOKS A MILLION INC
filed 1998-09-15
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-------
         EXCHANGE ACT OF 1934.

         For the quarterly period ended:  August 1, 1998
                                          --------------

                                     - OR -

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
-------
         EXCHANGE ACT OF 1934.

         For the transaction period from        to
                                        --------  --------

                         COMMISSION FILE NUMBER 0-20664

                             BOOKS-A-MILLION, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

   DELAWARE                                            63-0798460
  ----------                                          ------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

       402 INDUSTRIAL LANE, BIRMINGHAM, ALABAMA             35211
       ----------------------------------------             -----
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

                                    Yes    X    No
                                       --------   --------

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of August 1, 1998 were 17,443,875 shares.

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

ASSETS                                                           August 1, 1998       January 31, 1998
                                                                 --------------       ----------------
CURRENT ASSETS:
   Cash and temporary cash investments                                $  3,584              $  3,909
   Accounts receivable                                                   9,701                11,732
   Related party receivable                                              3,853                 7,559
   Inventories                                                         172,849               151,312
   Prepayments and other                                                 1,973                   816
   Deferred income taxes                                                 3,327                 3,098
                                                                      --------              --------
       TOTAL CURRENT ASSETS                                            195,287               178,426
                                                                      --------              --------

PROPERTY AND EQUIPMENT:
   Land                                                                    628                   628
   Buildings                                                             5,368                 5,367
   Equipment                                                            31,299                28,558
   Furniture and fixtures                                               32,814                31,894
   Leasehold improvements                                               37,952                37,552
   Construction-in-process                                               3,332                   783
                                                                      --------              --------
                                                                       111,393               104,782
   Less-accumulated depreciation and amortization                       44,952                38,968
                                                                      --------              --------
       NET PROPERTY AND EQUIPMENT                                       66,441                65,814
                                                                      --------              --------

OTHER ASSETS:
   Goodwill, net                                                         1,517                 1,538
   Other                                                                    35                    38
                                                                      --------              --------
       TOTAL OTHER ASSETS                                                1,552                 1,576
                                                                      --------              --------
       TOTAL ASSETS                                                   $263,280              $245,816
                                                                      ========              ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Accounts payable:
     Trade                                                            $ 77,879              $ 71,439
     Related party                                                       6,651                 7,493
   Accrued expenses                                                     11,458                13,993
   Accrued income taxes                                                     --                 2,730
   Notes payable                                                        15,813                    --
                                                                      --------              --------
       TOTAL CURRENT LIABILITIES                                       111,801                95,655
                                                                      --------              --------

LONG TERM DEBT                                                          46,917                45,240
                                                                      --------              --------
DEFERRED INCOME TAXES                                                    1,503                 1,436
                                                                      --------              --------

STOCKHOLDERS' INVESTMENT:

   Preferred stock, $.01 par value, 1,000,000 shares authorized,            --                    --
   no shares outstanding
   Common stock, $.01 par value, 30,000,000 shares authorized,
   17,443,875 and 17,427,593 shares issued and outstanding at
   August 1, 1998 and January 31, 1998, respectively                       174                   174
   Additional paid-in capital                                           63,003                62,925
   Retained earnings                                                    39,882                40,386
                                                                      --------              --------
       TOTAL STOCKHOLDERS' INVESTMENT                                  103,059               103,485
                                                                      ========              ========
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                 $263,280              $245,816
                                                                      ========              ========


                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                     Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                                     --------------------                    ----------------------
                                                August 1, 1998   August 2, 1997       August 1, 1998      August 2, 1997
                                                --------------  ----------------     ---------------     -----------------
NET SALES                                          $  77,955       $  71,867           $ 152,424               $ 140,104
   Cost of products sold (including warehouse
   distribution and store occupancy costs)(1)         58,542          53,181             114,016                 103,877
                                                   ---------       ---------           ---------               ---------

GROSS PROFIT                                          19,413          18,686              38,408                  36,227
   Operating, selling and administrative expenses     15,870          13,939              30,587                  27,182
   Depreciation and amortization                       3,192           2,723               6,335                   5,415
                                                   ---------       ---------           ---------               ---------

OPERATING INCOME                                         351           2,024               1,486                   3,630
   Interest expense, net                               1,179           1,173               2,298                   2,184
                                                   ---------       ---------           ---------               ---------

INCOME (LOSS) INCOME TAXES                              (828)            851                (812)                  1,446
   Provision (Benefit) for income taxes                 (314)            324                (308)                    550
                                                   ---------       ---------           ---------               ---------

NET INCOME (LOSS)                                  $    (514)      $     527           $    (504)              $     896
                                                   =========       =========           =========               =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                            17,444          17,428              17,440                  17,423
                                                   =========       =========           =========               =========
NET INCOME (LOSS) PER SHARE - BASIC (2)            $   (0.03)      $    0.03           $   (0.03)              $    0.05
                                                   =========       =========           =========               =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED                          17,444          17,428              17,442                  17,424
                                                   =========       =========           =========               =========
NET INCOME (LOSS) PER SHARE - DILUTED (2)          $   (0.03)      $    0.03           $   (0.03)              $    0.05
                                                   =========       =========           =========               =========



(1) Inventory purchases from related parties were $11,059, $6,703, $19,783 and $15,799 respectively, for each of the periods presented above.

(2) Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (EPS), for all periods presented.

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

                                                                     TWENTY-SIX WEEKS ENDED
                                                              -----------------------------------
                                                              AUGUST 1, 1998       AUGUST 2, 1997
                                                              --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                            $   (504)             $    896
                                                                --------              --------
   Adjustments to reconcile net income to net cash used
   in operating activities:
     Depreciation and amortization                                 6,335                 5,415
     Loss on disposal of property and equipment                       65                     7
     Change in deferred income taxes                                (162)                 (106)
     (Increase) decrease in current assets:
        Accounts receivable                                        2,031                 4,971
        Related party receivable                                   3,706                (3,055)
        Inventories                                              (21,537)              (15,030)
        Prepayments and other                                     (1,155)                 (709)
     Increase (decrease) in current liabilities:
        Accounts payable                                           5,598                (7,626)
        Accrued income taxes                                      (2,730)               (1,961)
        Accrued expenses                                          (2,532)               (3,288)
                                                                --------              --------
        Total adjustments                                        (10,381)              (21,382)
                                                                --------              --------

        Net cash used in operating activities                    (10,885)              (20,486)
                                                                --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (7,094)               (3,605)
   Proceeds from sale of equipment                                    86                    20
                                                                --------              --------
        Net cash used in investing activities                     (7,008)               (3,585)
                                                                --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                             78,060                81,166
   Repayments under credit facilities                            (60,570)              (57,675)
   Proceeds from sale of common stock, net                            78                    96
                                                                --------              --------

        Net cash provided by financing activities                 17,568                23,587
                                                                --------              --------

Net decrease in cash and temporary cash                             (325)                 (484)
Cash and temporary cash investments at beginning of period         3,909                 4,776
                                                                --------              --------

Cash and temporary cash investments at end of period            $  3,584              $  4,292
                                                                ========              ========

                      BOOKS-A-MILLION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Books-A-Million, Inc. and its Subsidiary (the "Company") for the thirteen and twenty-six week periods ended August 1, 1998 and August 2, 1997, have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 1998, included in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, the consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of August 1, 1998, and the results of its operations and cash flows for the thirteen and twenty-six week periods then ended.

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

                                            For the Thirteen Weeks Ended
                                                   (in thousands)
                                          August 1, 1998      August 2, 1997
                                       --------------------------------------

   Weighted average shares
    outstanding:
   Basic                                          17,444            17,428
   Dilutive effect of stock options
    outstanding                                        0                 0
                                       -----------------------------------
   Diluted                                        17,444            17,428
                                       -----------------------------------
                                            For the Twenty-Six Weeks Ended
                                                    (in thousands)
                                         August 1, 1998       August 2, 1997
                                       --------------------------------------
   Weighted average shares
    outstanding:
   Basic                                          17,440            17,423
   Dilutive effect of stock options
    outstanding                                        2                 1
                                       -----------------------------------
   Diluted                                        17,442            17,424
                                       -----------------------------------

                      BOOKS-A-MILLION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PENDING ACCOUNTING PRONOUNCEMENTS

         The FASB has issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating the impact on financial reporting and will adopt the new rules for fiscal 1999 annual reporting.

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

4.  CONTINGENCIES

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

RESULTS OF OPERATIONS

         Net sales increased 8.5% to $78.0 million in the thirteen weeks ended August 1, 1998, from $71.9 million in the thirteen weeks ended August 2, 1997. Net sales increased 8.8% to $152.4 million in the twenty-six weeks ended August 1, 1998, from $140.1 million in the twenty-six weeks ended August 2, 1997. For the thirteen and twenty-six weeks ended August 1, 1998, the increase in net sales resulted primarily from net sales from new stores. Comparable store sales decreased 3.9% for the twenty-six weeks ended August 1, 1998, and they decreased 3.6% for the thirteen weeks ended August 1, 1998. During the thirteen weeks ended August 1, 1998, four superstores were opened.

         Gross profit increased $0.7 million or 3.9% to $19.4 million in the thirteen weeks ended August 1, 1998 from $18.7 million in the thirteen weeks ended August 2, 1997, and in the twenty-six weeks ended August 1, 1998, gross profit increased 6.0% to $38.4 million from $36.2 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended August 1, 1998 was 24.9% versus 26.0% in the same period last year. Gross profit as a percentage of net sales for the twenty-six weeks ended August 1, 1998 was 25.2% versus 25.9% in the same period last year. The decrease as a percentage of net sales for both the thirteen and twenty-six week periods was due to increased merchandise costs, warehouse distribution costs and occupancy costs as a percentage of net sales.

         Operating, selling and administrative expenses increased $2.0 million or 13.8% to $15.9 million in the thirteen weeks ended August 1, 1998 from $13.9 million in the thirteen weeks ended August 2, 1997, and in the twenty-six weeks ended August 1, 1998, operating, selling and administrative expenses increased 12.5% to $30.6 million from $27.2 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended August 1, 1998 increased to 20.4% from 19.4% in the same period last year. For the twenty-six week period operating, selling and administrative expenses as a percentage of net sales increased to 20.1% from 19.4% in the same period last year. The increase in this percentage for the thirteen and twenty-six week periods was primarily due to higher store selling expenses as a percentage of net sales.

         Depreciation and amortization increased $.5 million or 17.3% to $3.2 million in the thirteen weeks ended August 1, 1998 from $2.7 million in the thirteen weeks ended August 2, 1997, and in the twenty-six week period depreciation and amortization increased $.9 million, or 17.0% to $6.3 million from $5.4 million in the same period last year. The increase in depreciation and amortization is primarily the result of the increased number of superstores operated by the Company.

         Interest expense was constant at $1.2 million for the thirteen weeks ended August 1, 1998 and August 2, 1997. Interest expense for the twenty-six week periods was relatively constant at $2.3 million for the twenty-six week period ended August 1, 1998 versus $2.2 million in the year earlier period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         During the first twenty-six weeks of fiscal 1999, the Company's cash requirements have been funded with net cash from operations and with borrowings under the Company's credit facilities. Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

         The Company has a revolving credit facility that allows borrowings up to $90 million for which no principal repayments are due until the facility expires on June 3, 2002, and an unsecured working capital line of credit for $10 million, which is subject to annual renewal. As of August 1, 1998, $55.2 million was outstanding under these facilities combined. Additionally, as of August 1, 1998, the Company has outstanding borrowings associated with the issuance of an industrial revenue bond totaling $7.5 million.

         The Company's capital expenditures totaled $7.1 million during the first twenty-six weeks of fiscal 1999. These expenditures were primarily used to open new stores, perform renovations and improvements to existing stores, invest in management information systems and general corporate purposes. Management estimates that capital expenditures for the remainder of fiscal 1999 will be approximately $15.0 million, and that such amounts will be used primarily for new stores, renovations and remodeling of certain existing stores and investments in management information systems. Management believes that existing cash reserves and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 1999.

STOCK REPURCHASE

         On September 1, 1998, Books-A-Million, Inc. announced that its Board of Directors has authorized the repurchase of up to 1,500,000 shares of its outstanding common stock in the open market, subject to availability at prices the Company deems appropriate.

RELATED PARTY ACTIVITIES

         Certain principal stockholders of the Company have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities (described as "related parties") are summarized in the following paragraph.

         The Company purchases a portion of its inventories for resale from related parties; such purchases were $19.8 million in the twenty-six weeks ended August 1, 1998, versus $15.8 million in the twenty-six weeks ended August 2, 1997. The increase in related party purchases is primarily due to the sales growth the Company experienced. The Company sells a portion of its inventories to related parties; such sales amounted to $1.7 million and $4.3 million in the twenty-six weeks ended August 1, 1998 and August 2, 1997, respectively. This decrease in related party sales is primarily due to decreased sales of bargain books to related parties. Management believes these related party purchases and sales do not have a significant impact on gross profit.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION

         During the twenty-six weeks ended August 1, 1998, the Company opened five superstores. Inventory and debt balances at August 1, 1998 increased as compared to January 31, 1998 due to seasonal fluctuations in inventory levels and the five new superstores opened during the first half of fiscal 1999. The store openings also resulted in increased property and equipment balances at August 1, 1998, as compared to January 31, 1998.

YEAR 2000 COMPLIANCE

         The Company is in the process of evaluating its management and information systems to identify and address the Year 2000 issues. Based on present information, management does not believe that its related costs of Year 2000 compliance will be material to its financial position or results of operations.

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

         None

ITEM 5:  Other Information

         None

ITEM 6:  Exhibits and Reports on Form 8-K

         (A)  Exhibits

              Exhibit 27.1 Financial Data Schedule (for SEC use only)

              Exhibit 27.2 Financial Data Schedule - Restated for fiscal 1998 quarterly information (for SEC use only)

              Exhibit 27.3 Financial Data Schedule - Restated for fiscal 1997 quarterly information (for SEC use only)

         (B) Reports on Form 8-K
             There were no reports filed on Form 8-K during the thirteen week period ended August 1, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                             BOOKS-A-MILLION, INC.

Date: September 15, 1998

                                   by:/s/ Clyde B. Anderson
                                   ------------------------
                                   Clyde B. Anderson
                                   President and
                                   Chief Executive Officer

Date: September 15, 1998

                                   by:/s/ Sandra B. Cochran
                                   ------------------------
                                   Sandra B. Cochran
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Assistant Secretary