Form 10-Q
period 1998-10-31
BOOKS A MILLION INC
filed 1998-12-15
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934.

                For the quarterly period ended: October 31, 1998
                                                ----------------

                                     - OR -

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934.

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

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of December 15, 1998 were 17,797,325 shares.

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

ASSETS                                                                    October 31,       January 31,
                                                                              1998              1998
                                                                           ---------         ---------
CURRENT ASSETS:
   Cash and temporary cash investments                                     $   3,485         $   3,909
   Accounts receivable                                                        14,135            11,732
   Related party receivable                                                    6,119             7,559
   Inventories                                                               193,259           151,312
   Prepayments and other                                                       2,878               816
   Deferred income taxes                                                       4,010             3,098
                                                                           ---------         ---------
       TOTAL CURRENT ASSETS                                                  223,886           178,426
                                                                           ---------         ---------

PROPERTY AND EQUIPMENT:
   Land                                                                          628               628
   Buildings                                                                   5,367             5,367
   Equipment                                                                  32,772            28,558
   Furniture and fixtures                                                     33,278            31,894
   Leasehold improvements                                                     39,452            37,552
   Construction-in-process                                                     3,468               783
                                                                           ---------         ---------
                                                                             114,965           104,782
   Less-accumulated depreciation and amortization                             48,118            38,968
                                                                           ---------         ---------
     NET PROPERTY AND EQUIPMENT                                               66,847            65,814
                                                                           ---------         ---------

OTHER ASSETS:
   Goodwill, net                                                               1,506             1,538
   Other                                                                          34                38
                                                                           ---------         ---------
     TOTAL OTHER ASSETS                                                        1,540             1,576
                                                                           ---------         ---------
     TOTAL ASSETS                                                          $ 292,273         $ 245,816
                                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Accounts payable:
     Trade                                                                 $  87,038         $  71,439
     Related party                                                             8,580             7,493
   Accrued expenses                                                           15,620            13,993
   Accrued income taxes                                                           --             2,730
   Notes payable                                                              31,263                --
                                                                           ---------         ---------
       TOTAL CURRENT LIABILITIES                                             142,501            95,655
                                                                           ---------         ---------

LONG TERM DEBT                                                                46,917            45,240
                                                                           ---------         ---------
DEFERRED INCOME TAXES                                                          1,507             1,436
                                                                           ---------         ---------

STOCKHOLDERS' INVESTMENT:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,                  --                --
   no shares outstanding
   Common stock, $.01 par value, 30,000,000 shares authorized,
   17,337,275 and 17,427,593 shares issued and outstanding at
   October 31, 1998 and January 31, 1998, respectively                           174               174
   Additional paid-in capital                                                 63,003            62,925
   Less treasury stock at cost (106,600 shares at October 31, 1998)             (252)               --
   Retained earnings                                                          38,423            40,386
                                                                           ---------         ---------
       TOTAL STOCKHOLDERS' INVESTMENT                                        101,348           103,485
                                                                           ---------         ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                      $ 292,273         $ 245,816
                                                                           =========         =========

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                    -----------------------------       -----------------------------
                                                    October 31,       November 1,       October 31,       November 1,
                                                        1997              1998              1997              1998
                                                    -----------       -----------       -----------       -----------
NET SALES                                            $  78,962         $  71,613         $ 231,386         $ 211,717
   Cost of products sold (including warehouse
   distribution and store occupancy costs)(1)           60,242            54,133           174,258           158,010
                                                     ---------         ---------         ---------         ---------

GROSS PROFIT                                            18,720            17,480            57,128            53,707
   Operating, selling and administrative
   expenses                                             16,378            13,779            46,965            40,961
   Depreciation and amortization                         3,368             3,049             9,703             8,464
                                                     ---------         ---------         ---------         ---------

OPERATING INCOME (LOSS)                                 (1,026)              652               460             4,282
   Interest expense, net                                 1,328             1,136             3,626             3,320
                                                     ---------         ---------         ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES                       (2,354)             (484)           (3,166)              962
   Provision (benefit) for income taxes                   (895)             (184)           (1,203)              366
                                                     ---------         ---------         ---------         ---------

NET INCOME (LOSS)                                    $  (1,459)        $    (300)        $  (1,963)        $     596
                                                     =========         =========         =========         =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                              17,404            17,428            17,428            17,425
                                                     =========         =========         =========         =========
NET INCOME (LOSS) PER SHARE - BASIC(2)               $   (0.08)        $   (0.02)        $   (0.11)        $    0.03
                                                     =========         =========         =========         =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED                            17,404            17,428            17,428            17,426
                                                     =========         =========         =========         =========
NET INCOME (LOSS) PER SHARE - DILUTED(2)             $   (0.08)        $   (0.02)        $   (0.11)        $    0.03
                                                     =========         =========         =========         =========




(1) Inventory purchases from related parties were $7,795, $10,288, $27,578 and $26,087 respectively, for each of the periods presented above.

(2) Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (EPS), for all periods presented.

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                    THIRTY-NINE WEEKS ENDED
                                                                 -----------------------------
                                                                 OCTOBER 31,       NOVEMBER 1,
                                                                     1998              1997
                                                                 -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                              $  (1,963)        $     596
                                                                  ---------         ---------
   Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation and amortization                                    9,703             8,464
     Loss on disposal of property and equipment                          75                40
     Change in deferred income taxes                                   (841)              (16)
     (Increase) decrease in current assets:
        Accounts receivable                                          (2,403)            3,787
        Related party receivable                                      1,440            (2,873)
        Inventories                                                 (41,947)          (51,367)
        Prepayments and other                                        (2,058)           (1,530)
     Increase (decrease) in current liabilities:
        Accounts payable                                             16,686            31,203
        Accrued income taxes                                         (2,730)           (1,961)
        Accrued expenses                                              1,631            (1,591)
                                                                  ---------         ---------
        Total adjustments                                           (20,444)          (15,844)
                                                                  ---------         ---------

        Net cash used in operating activities                       (22,407)          (15,248)
                                                                  ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (10,899)          (10,633)
   Proceeds from sale of equipment                                      116                21
                                                                  ---------         ---------
        Net cash used in investing activities                       (10,783)          (10,612)
                                                                  ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                               123,315           108,456
   Repayments under credit facilities                               (90,375)          (83,141)
   Purchase of treasury stock                                          (252)               --
   Proceeds from sale of common stock, net                               78                96
                                                                  ---------         ---------

        Net cash provided by financing activities                    32,766            25,411
                                                                  ---------         ---------

Net decrease in cash and temporary cash                                (424)             (449)
Cash and temporary cash investments at beginning of period            3,909             4,776
                                                                  ---------         ---------

Cash and temporary cash investments at end of period              $   3,485         $   4,327
                                                                  =========         =========

                      BOOKS-A-MILLION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Books-A-Million, Inc. and its Subsidiary (the "Company") for the thirteen and thirty-nine week periods ended October 31, 1998 and November 1, 1997, have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 1998, included in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, the consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of October 31, 1998, and the results of its operations and cash flows for the thirteen and thirty-nine week periods then ended.

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

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 effective January 31, 1998 and restated EPS for all periods presented in the consolidated statements of income. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:


                                                          For the Thirteen Weeks Ended
                                                                (in thousands)
                                                    October 31, 1998       November 1, 1997
                                                    ---------------------------------------
    Weighted average shares outstanding:
    Basic                                                  17,404                17,428
    Dilutive effect of stock options outstanding                0                     0
                                                    ---------------------------------------
    Diluted                                                17,404                17,428
                                                    =======================================


                                                        For the Thirty-nine Weeks Ended
                                                                (in thousands)
                                                    October 31, 1998       November 1, 1997
                                                    ---------------------------------------
    Weighted average shares outstanding:
    Basic                                                  17,428                17,425
    Dilutive effect of stock options outstanding                0                     1
                                                    ---------------------------------------
    Diluted                                                17,428                17,426
                                                    =======================================

                      BOOKS-A-MILLION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PENDING ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") has issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information . This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating the impact on financial reporting and will adopt the new rules for fiscal 1999 annual reporting.

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


RESULTS OF OPERATIONS

         Net sales increased 10.3% to $79.0 million in the thirteen weeks ended October 31, 1998, from $71.6 million in the thirteen weeks ended November 1, 1997. Net sales increased 9.3% to $231.4 million in the thirty-nine weeks ended October 31, 1998, from $211.7 million in the thirty-nine weeks ended November 1, 1997. For the thirteen and thirty-nine weeks ended October 31, 1998, the increase in net sales resulted primarily from net sales from new stores. Comparable store sales decreased 3.3% for the thirteen weeks ended October 31, 1998, and they decreased 3.7% for the thirty-nine weeks ended October 31, 1998. The comparable sales decrease reflected a continuation of unfavorable trends encountered in the first two quarters. Sales for the quarter were weaker than expected on a broad basis, with the exception of sales from departments such as discounted bestsellers and cafe. This trend is partially due to continued intensive competition from other book retailers, as well as further pressure from competitors' Internet book selling activity. Sales during the third quarter of fiscal 1999 were also adversely affected by severe weather along the Gulf Coast related to Hurricane Georges. Comparable store sales comparison versus same period last year was affected by particularly strong sales in connection with the death of Princess Diana during the third quarter of fiscal 1998. During the thirteen weeks ended October 31, 1998, six superstores and one Joe Muggs newsstand were opened.

         Gross profit increased $1.2 million or 7.1% to $18.7 million in the thirteen weeks ended October 31, 1998 from $17.5 million in the thirteen weeks ended November 1, 1997. In the thirty-nine weeks ended October 31, 1998, gross profit increased 6.4% to $57.1 million from $53.7 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended October 31, 1998 was 23.7% versus 24.4% in the same period last year. Gross profit as a percentage of net sales for the thirty-nine weeks ended October 31, 1998 was 24.7% versus 25.4% in the same period last year. The decrease as a percentage of net sales for both the thirteen and thirty-nine week periods was due to increased occupancy costs and warehouse distribution costs as a percentage of sales.

         Operating, selling and administrative expenses increased $2.6 million or 18.9% to $16.4 million in the thirteen weeks ended October 31, 1998 from $13.8 million in the thirteen weeks ended November 1, 1997. In the thirty-nine weeks ended October 31, 1998, operating, selling and administrative expenses increased 14.7% to $47.0 million from $41.0 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended October 31, 1998 increased to 20.7% from 19.2% in the same period last year. For the thirty-nine week period operating, selling and administrative expenses as a percentage of net sales increased to 20.3% from 19.4% in the same period last year. The increase in this percentage for the thirteen and thirty-nine week periods was primarily due to higher store selling expenses as a percentage of net sales. Store selling expenses increased as a percentage of sales due to the lower comparable store sales.

         Depreciation and amortization increased $.4 million or 10.5% to $3.4 million in the thirteen weeks ended October 31, 1998 from $3.0 million in the thirteen weeks ended November 1, 1997, and in the thirty-nine week period depreciation and amortization increased $1.2 million, or 14.6% to $9.7 million from $8.5 million in the same period last year. The increase in depreciation and amortization is primarily the result of the increased number of superstores operated by the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Interest expense was $1.3 million in the thirteen weeks ended October 31, 1998, versus $1.1 million for the same period last year, and in the thirty-nine week period interest expense increased to $3.6 million from $3.3 million in the same period last year. This increase in interest expense resulted from borrowings incurred due primarily to increased inventory and capital expenditures related to new stores opened in the first three quarters of fiscal 1999 and the fourth quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the first thirty-nine weeks of fiscal 1999, the Company's cash requirements have been funded with net cash from operations and with borrowings under the Company's credit facilities. Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

         The Company has a revolving credit facility that allows borrowings up to $90 million for which no principal repayments are due until the facility expires on June 3, 2002, and an unsecured working capital line of credit for $10 million, which is subject to annual renewal on June 2, 1999. As of October 31, 1998, $70.7 million was outstanding under these facilities combined. Additionally, as of October 31, 1998, the Company has outstanding borrowings associated with the issuance of an industrial revenue bond totaling $7.5 million.
         The Company's capital expenditures totaled $10.9 million during the first thirty-nine weeks of fiscal 1999. These expenditures were primarily used to open new stores, perform renovations and improvements to existing stores, invest in management information systems and general corporate purposes. Management estimates that capital expenditures for the remainder of fiscal 1999 will be approximately $6.0 million, and that such amounts will be used primarily for new stores, renovations and remodeling of certain existing stores and investments in management information systems. Management believes that existing cash reserves and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 1999.

STOCK REPURCHASE

         On September 1, 1998, Books-A-Million, Inc. announced that its Board of Directors has authorized the repurchase of up to 1,500,000 shares of its outstanding common stock in the open market, subject to availability at prices the Company deems appropriate. As of October 31, 1998, 106,600 shares had been repurchased.

RELATED PARTY ACTIVITIES

         Certain principal stockholders of the Company have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities (described as "related parties") are summarized in the following paragraph.

         The Company purchases a portion of its inventories for resale from related parties; such purchases were $27.6 million in the thirty-nine weeks ended October 31, 1998, versus $26.1 million in the thirty-nine weeks ended November 1, 1997. The increase in related party purchases is primarily due to the sales growth the Company experienced. The Company sells a portion of its inventories to related parties; such sales amounted to $3.1 million and $6.3 million in the thirty-nine weeks ended October 31, 1998 and November 1, 1997, respectively. This decrease in related party sales is primarily due to decreased sales of bargain books to related parties. Management believes these related party purchases and sales do not have a significant impact on gross profit.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FINANCIAL POSITION

         During the thirty-nine weeks ended October 31, 1998, the Company opened eleven superstores and one Joe Muggs newsstand. Inventory and debt balances at October 31, 1998 increased as compared to January 31, 1998 due to seasonal fluctuations in inventory levels and the eleven new superstores opened during the first three quarters of fiscal 1999. The store openings also resulted in increased property and equipment balances at October 31, 1998, as compared to January 31, 1998.

YEAR 2000 COMPLIANCE

         During fiscal 1999, the Company has continued to evaluate its management information systems to identify and address Year 2000 issues. As part of this evaluation, the Company has classified its Year 2000 issues into the following categories:

         1. Key information systems that are required for standard operations (including major merchandising, financial, distribution and warehouse systems).

         2. Other information systems that are important but not required for daily operations (electronic data transfer of purchase orders and invoices, selling cost tracking reports, automated sales tax reporting, etc.).

         3. Non-information systems items (phone system, security system, heating and air conditioning systems, etc.).

         4. Third party compliance (vendors, wholesale customers, service organizations such as banks and utilities, etc.).

         The Company has reviewed the Year 2000 compliance issues and developed an implementation program that is classified into the following categories:

         1.       Evaluation and Initial Assessment

         2.       Remediation/Reprogramming

         3.       Testing

         4.       Contingency Planning

         The Company has plans in place to complete the evaluation and assessment of all systems by May 1, 1999, and expects to complete Year 2000 reprogramming and testing of all systems during calendar 1999. The Company plans to continue to rely primarily on internal resources in order to complete these steps. However, third party services will be employed as necessary to meet deadlines.

         The Company's financial systems (excluding sales audit) are third party vendor software programs which are being upgraded and will be, upon completion of upgrades in the quarter ending May 1, 1999, certified as Year 2000 compliant by the software vendors. These upgrades were previously planned and were not accelerated due to Year 2000 issues.

         The sales audit system is an in-house program which is not Year 2000 compliant. The system evaluation will be completed during the quarter ending May 1, 1999, with the necessary re-programming/testing completed during calendar year 1999.

         The Company's distribution systems (excluding the returns system) are third party vendor software programs which are certified as Year 2000 compliant by the software vendor.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The returns system has been evaluated during fiscal 1999. Few date sensitive processes were identified in the programs, which mitigates the Year 2000 compliance risk. The system will be modified as necessary to make the programs Year 2000 compliant during calendar year 1999.

         The Company's merchandising systems are supported by a combination of in-house developed software and third party software. All third party merchandising software programs are certified as Year 2000 compliant by the software vendor. The in-house merchandising programs are not currently Year 2000 compliant. An evaluation of the in-house programs will be completed in the fourth quarter of fiscal 1999 and reprogramming /testing of the necessary changes to the system for Year 2000 compliance will be completed during calendar year 1999.

         The Company's point of sale system operates the cash registers in the stores. The registers run on a personal computer system using a third party software. Although the point of sale operating system is not Year 2000 compliant, the software has been upgraded in order to accept credit cards with expiration dates beyond December 31, 1999. The system evaluation will be completed during the quarter ending May 1, 1999, with the necessary re-programming/testing completed during calendar year 1999 to make the system year 2000 compliant.

         Other information systems that are not critical to daily operations are being assessed during the fourth quarter of fiscal 1999 and will be upgraded, if necessary, during calendar year 1999.

         The Company has not deferred any significant information technology projects in order to address the Year 2000 issue.

         Based on present information, the Company believes that its current plans as outlined above will substantially mitigate the risk of a material disruption in the Company's operations due to internal Year 2000 factors. However, possible consequences of the Company not being Year 2000 compliant include, but are not limited to, loss of revenues, loss of communication capability with stores, inability to process or quantify merchandise, and inability to engage in other operational and financial activities.

         At the present time, the Company has not established a contingency plan for possible Year 2000 issues. The Company expects to consider contingency plans based on the results of its Year 2000 testing and its assessment of related risks.

         Additionally, the Company is in the process of communicating with third parties in order to assess their Year 2000 readiness and the extent to which the Company may be vulnerable to any third parties' failure to remediate their Year 2000 issues. The Company is trying to obtain written confirmation of third parties Year 2000 compliance. However, the Company cannot assure timely compliance of third parties and may be adversely affected by failure of a significant third party to become Year 2000 compliant.

         Amounts expended to date related to Year 2000 compliance have been immaterial. The Company currently expects that the total costs of Year 2000 compliance for the Company's current systems will not exceed $400,000, which may include the lease or purchase of a system on which to do Year 2000 testing. These costs are not expected to have a significant impact on the Company's financial reporting.

         The costs associated with Year 2000 compliance are based on management's current views with respect to future events and may be updated as additional information becomes available. Please refer to the Special Note Regarding Forward Looking Statements.

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

         (A) Exhibits

            Exhibit 27.1 Financial Data Schedule (for SEC use only)

            Exhibit 27.2 Financial Data Schedule - Restated for fiscal 1998 quarterly information (for SEC use only)

            Exhibit 27.3 Financial Data Schedule - Restated for fiscal 1997 quarterly information (for SEC use only)

         (B) Reports on Form 8-K

            There were no reports filed on Form 8-K during the thirteen week period ended October 31, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.






                              BOOKS-A-MILLION, INC.


Date: December 15, 1998


                                    by:/s/ Clyde B. Anderson
                                       ---------------------
                                    Clyde B. Anderson
                                    President and
                                    Chief Executive Officer



Date: December 15, 1998


                                    by:/s/ Sandra B. Cochran
                                       ---------------------
                                    Sandra B. Cochran
                                    Executive Vice President,
                                    Chief Financial Officer
                                    and Secretary