Form 10-Q/A
period 1998-10-31
BOOKS A MILLION INC
filed 1998-12-18
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

                       BOOKS-A-MILLION, INC. & SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                    -----------------------------       -----------------------------
                                                    October 31,       November 1,       October 31,       November 1,
                                                       1998              1997              1998              1997
                                                    -----------       -----------       -----------       -----------
NET SALES                                            $  78,962         $  71,613         $ 231,386         $ 211,717
   Cost of products sold (including warehouse
   distribution and store occupancy costs)(1)           60,242            54,133           174,258           158,010
                                                     ---------         ---------         ---------         ---------

GROSS PROFIT                                            18,720            17,480            57,128            53,707
   Operating, selling and administrative
   expenses                                             16,378            13,779            46,965            40,961
   Depreciation and amortization                         3,368             3,049             9,703             8,464
                                                     ---------         ---------         ---------         ---------

OPERATING INCOME (LOSS)                                 (1,026)              652               460             4,282
   Interest expense, net                                 1,328             1,136             3,626             3,320
                                                     ---------         ---------         ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES                       (2,354)             (484)           (3,166)              962
   Provision (benefit) for income taxes                   (895)             (184)           (1,203)              366
                                                     ---------         ---------         ---------         ---------

NET INCOME (LOSS)                                    $  (1,459)        $    (300)        $  (1,963)        $     596
                                                     =========         =========         =========         =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                              17,404            17,428            17,428            17,425
                                                     =========         =========         =========         =========
NET INCOME (LOSS) PER SHARE - BASIC(2)               $   (0.08)        $   (0.02)        $   (0.11)        $    0.03
                                                     =========         =========         =========         =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED                            17,404            17,428            17,428            17,426
                                                     =========         =========         =========         =========
NET INCOME (LOSS) PER SHARE - DILUTED(2)             $   (0.08)        $   (0.02)        $   (0.11)        $    0.03
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


Date: December 18, 1998


                                    by:/s/ Clyde B. Anderson
                                       ---------------------
                                    Clyde B. Anderson
                                    President and
                                    Chief Executive Officer



Date: December 18, 1998


                                    by:/s/ Sandra B. Cochran
                                       ---------------------
                                    Sandra B. Cochran
                                    Executive Vice President,
                                    Chief Financial Officer
                                    and Secretary