Form 10-K
period 1999-01-30
BOOKS A MILLION INC
filed 1999-04-29
CIK 891919

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

For the fiscal year ended January 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to ________________

                          Commission File No. 0-20664

                             BOOKS-A-MILLION, INC.
             (Exact name of Registrant as specified in its charter)


                  DELAWARE                               63-0798460
       (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)                Identification No.)

            402 INDUSTRIAL LANE
            BIRMINGHAM, ALABAMA                             35211
  (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code: (205) 942-3737

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of April 19, 1999 (based on the closing sale price as reported on the NASDAQ National Market on such date), was $102,023,442.

         The number of shares outstanding of the Registrant's Common Stock as of April 19, 1999 was 18,059,486.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the fiscal year ended January 30, 1999 are incorporated by reference into Part II of this report.

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 1999 are incorporated by reference into Part III of this report.

                                     PART I

                          SAFE HARBOR STATEMENT UNDER
             THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company's specific market area; inflation; economic conditions in general and in the Company's specific market areas; the number of store openings and closings; the profitability of certain product lines, capital expenditures and future liquidity; liability and other claims asserted against the Company; uncertainties related to Year 2000 issues; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1.    BUSINESS

GENERAL

         Books-A-Million, Inc. (the "Company" or the "Registrant") is a leading book retailer and is one of the dominant book retailers in the southeastern United States. The Company, which was founded in 1917, has developed three distinct store formats to address the various market areas it serves. Superstores, the first of which was opened in 1988, average approximately 20,000 square feet and operate under the name "Books-A-Million." Combination book and greeting card stores, which are operated under the name "Bookland," have approximately 4,500 square feet and are generally located in smaller markets that do not readily sustain stand-alone book and greeting card stores. "Traditional" bookstores, also operated under the name "Bookland," have approximately 3,500 square feet and are located primarily in malls. All store formats offer an extensive selection of best sellers and other hardcover and paperback books, magazines, newspapers, cards and gifts. In addition to the retail store formats, the Company began to offer its products over the Internet with the launch of its Booksamillion.com web site in November 1998 and Joemuggs.com web site in March 1999. The Company is also a wholesaler of books to, among others, bookstores, wholesale clubs, supermarkets, department stores and mass merchandisers.

         The Company was originally incorporated under the laws of the State of Alabama in 1964 and was reincorporated in Delaware in September 1992. The principal executive offices of the Company are located at 402 Industrial Lane, Birmingham, Alabama 35211, and its telephone number is (205) 942-3737. Unless the context otherwise requires, references to the Company include its wholly owned subsidiaries, American Wholesale Book Company, Inc. ("American Wholesale"), American Internet Services, Inc. ("AIS") and NetCentral, Inc.

BOOKS-A-MILLION SUPERSTORES

         The Company opened its first Books-A-Million superstore in April 1988. The Company developed its superstores to capitalize on the growing consumer demand for the convenience, selection and value associated with the superstore retailing format. Each superstore is designed to be a receptive and open environment conducive to browsing and reading and includes ample space for promotional events open to the public, including book autograph sessions and children's storytelling. The Company operates 124 Books-A-Million superstores as of January 30, 1999.

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

BOOKLAND STORES

         The Company's Bookland stores utilize two formats, the combination and traditional store formats, which are tailored to the size, demographics and competitive conditions of the particular market area. Combination stores average approximately 4,500 square feet and carry a broad selection of best sellers and other hardcover and paperback books, bargain books, magazines, gifts and greeting cards. Because of the increased customer traffic it generates, the combination store format has been particularly successful in smaller market areas that do not readily sustain stand-alone book and greeting card stores. The Company has 27 combination stores as of January 30, 1999.

         The Company's traditional bookstores average approximately 3,500 square feet and offer a wide selection of best sellers and other hardcover and paperback books, magazines and newspapers. The Company's traditional bookstores are located in multiple types of market areas, but are generally located in market areas that are larger than those in which combination stores are located. The Company has 22 traditional bookstores as of January 30, 1999.

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

         The Company promotes its bookstores principally through the use of geographically concentrated newspaper advertising and direct mail circulars, as well as point-of-sale materials posted and distributed in the stores. In certain markets, television advertising is also used on a selective basis. Store managers are instrumental in tailoring certain promotions for their particular market area and in designing store displays. The Company also arranges for special appearances and book autograph sessions with recognized authors to attract customers and to build and reinforce customer awareness of its stores. A substantial portion of the Company's advertising expenses are reimbursed from publishers through their cooperative advertising programs.

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

INTERNET INITIATIVE

         The Company, through its wholly owned subsidiary, AIS, sells a broad range of products over the Internet under the name Booksamillion.com. Products sold by Booksamillion.com are similar to that sold in the Company's Books-A-Million superstores and include a wide selection of books, magazines and gift items. Booksamillion.com also operates an online cafe on its web site under the name Joemuggs.com. Joemuggs.com offers a wide selection of whole bean coffee, confections and related gift items for purchase over the Internet. In January of 1999, the Company acquired NetCentral, Inc., an Internet development company in order to assist the Company in its Internet development efforts.

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

         The Company purchases merchandise from over 500 vendors. The Company purchases the majority of its collectors' supplies from one supplier, the majority of its music inventory from one supplier and substantially all of its magazines from another supplier, each of which is a related party. No one vendor accounted for more than 12.9% of the Company's overall merchandise purchases in the fiscal year ended January 30, 1999. In general, approximately 80% of the Company's inventory may be returned by the Company for full credit, which substantially reduces the Company's risk of inventory obsolescence.

DISTRIBUTION CAPABILITIES

         American Wholesale receives a substantial portion of its inventory shipments, including substantially all of its books, at its two facilities located in Florence and Tuscumbia, Alabama. Orders from the Company's bookstores are processed by computer and assembled for delivery to the stores on pre-determined weekly schedules. Substantially all deliveries of inventory from American Wholesale's facilities are made by their dedicated transportation fleet. At the time deliveries are made to each of the Company's stores, returns of slow moving or obsolete books are picked up and returned to the American Wholesale returns processing center. American Wholesale then returns these books to publishers for credit.

COMPETITION

         The retail bookstore industry is highly competitive and includes competitors that have substantially greater financial and other resources than the Company. The Company competes directly with national and regional bookstore chains, independent bookstores, booksellers on the Internet, certain mass merchandisers and greeting card stores. The Company is one of the top three retail bookstore chains in the nation. In recent years, competing bookstore chains have been expanding their businesses and certain leading regional and national chains have developed and opened superstores and Internet web sites. The Company also experiences indirect competition from retail specialty stores that offer books in a particular area of specialty. Management believes that the key competitive factors in the retail book industry are convenience of location, selection, customer service and price.

SEASONALITY

         Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profit and net income historically occurring in its fourth fiscal quarter. This seasonal pattern reflects the increased demand for books and gifts experienced during the year-end holiday selling season. Working capital requirements are generally at their highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business. The Company's results of operations depend significantly upon net sales generated during the fourth fiscal quarter, and any significant adverse trend in the net sales of such period would have a material adverse effect on the Company's results of operations for the full year. In addition to seasonality, the Company's results of operations may fluctuate from quarter to quarter as a result of the amount and timing of sales and profits contributed by new stores as well as other factors. Accordingly, the addition of a large number of new stores in a particular fiscal quarter could adversely affect the Company's results of operations for that quarter.

TRADEMARKS

         "Books-A-Million," "BAM!," "Bookland," "Books & Co.," "Millionaire's Club," "Sweet Water Press," "Thanks-A-Million," "Big Fat Coloring Book," "Up All Night Reader," "Kids-A-Million," "Teachers First", "The Write-Price," "Book$mart" and "NetCentral" are the primary registered trademarks of the Company. Management does not believe that these trademarks are crucial to the continuation of the Company's operations.

EMPLOYEES

         As of fiscal year end, the Company employed approximately 2,700 full-time associates and 1,800 part-time associates. The number of part-time associates employed by the Company fluctuates based upon seasonal needs. None of the Company's associates are covered by a collective bargaining agreement, and management believes that the Company's relations with its associates are excellent.

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

         American Wholesale owns its wholesale distribution center that is located in an approximately 252,000 square foot facility located in Florence, Alabama. During fiscal 1995 and 1996, the Company financed the acquisition and construction of the wholesale distribution facility through loans obtained from the proceeds of an industrial revenue bond, which are secured by a mortgage interest in this facility. The Company also leases, from a related party, a second warehouse facility, which is located in an approximately 286,000 square foot facility in Tuscumbia, Alabama. In addition, the Company leases all of its tractor trailers, which comprise its transportation fleet.

ITEM 3.    LEGAL PROCEEDINGS

         The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any with respect to those proceedings is not presently expected to materially affect the financial position or results of operations of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         The information under the heading "Market and Dividend Information" on the inside back cover of the Annual Report to Stockholders for the year ended January 30, 1999 is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

         The information under the heading "Selected Consolidated Financial Data" for the years ended January 28, 1995, through January 30, 1999 on page 6 of the Annual Report to Stockholders for the year ended January 30, 1999, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the heading "Management's Discussion & Analysis of Financial Condition & Results of Operations" on pages 7 through 11 of the Annual Report to Stockholders for the year ended January 30, 1999 is incorporated herein by reference.

ITEM 7.A.  MARKET RISK

         The Company is subject to market risk from interest rate fluctuations involving its credit facilities. The average amount of debt outstanding under the Company's credit facilities was $59.0 million during fiscal 1999. However, the Company utilizes both fixed and variable debt to manage this exposure. On February 9, 1998, the Company entered into an interest rate swap agreement which carries a notional principal amount of $30.0 million. The swap effectively fixes the interest rate on $30.0 million of variable rate debt at 6.73%. The swap agreement expires on February 9, 2003. A hypothetical increase or decrease of 10% in interest rates would not have a material impact on the Company's financial condition and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Registrant and its subsidiaries included in the Annual Report to Stockholders for the year ended January 30, 1999 are incorporated herein by reference:

         Consolidated Balance Sheets as of January 30, 1999 and January 31,
             1998.

         Consolidated Statements of Income for the Fiscal Years Ended January
             30, 1999, January 31, 1998 and February 1, 1997.

         Consolidated Statements of Stockholders' Investment for the Fiscal
             Years Ended January 30, 1999, January 31, 1998 and February 1,
             1997.

         Consolidated Statements of Cash Flows for the Fiscal Years Ended
             January 30, 1999, January 31, 1998 and February 1, 1997.

         Notes to Consolidated Financial Statements.

         Report of Independent Public Accountants.

         The information under the heading "Summary of Quarterly Results
             (Unaudited)" on page 24 of the Annual Report to Stockholders for the year ended January 30, 1999 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The sections under the heading "Proposal I-Election of Directors" entitled "Nominee for Election - Term Expiring 2002", "Incumbent Directors - Term Expiring 2000" and "Incumbent Directors Term Expiring 2001" on pages 2 through 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 1999, are incorporated herein by reference for information on the directors of the Registrant.

EXECUTIVE OFFICERS

         All executive officers of the Company are elected annually by and serve at the discretion of the Board of Directors. The executive officers of the Company are listed below:

        NAME                        AGE             POSITION WITH THE COMPANY
        ----                        ---             -------------------------

        Charles C. Anderson          64      Chairman of the Board of Directors

        Clyde B. Anderson            38      Chief Executive Officer, President and Director

        Sandra B. Cochran            40      Executive Vice President, Chief Financial Officer
                                             and Secretary

        Terrance G. Finley           45      President, Booksamillion.com

         Charles C. Anderson has served as the Chairman of the Board of Directors of the Company for more than 29 years. He also served as the Chief Executive Officer of the Company from 1964 until July 1992. Mr. Anderson is the father of Clyde B. Anderson, the Company's Chief Executive Officer and a member of the Company's Board of Directors, and Terry C. Anderson, a member of the Company's Board of Directors.

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

         Sandra B. Cochran has served as Secretary since June 1998, Executive Vice President since February 1996, Chief Financial Officer since September 1993, and previously served as Vice President and Assistant Secretary of the Company since August 1992. Prior to joining the Company, Ms. Cochran served as a Vice President (as well as in other capacities) of SunTrust Securities, Inc., a subsidiary of SunTrust Banks, Inc. for more than five years.

         Terrance G. Finley has served as the President of Booksamillion.com since December 1998. Mr. Finley served as Senior Vice President - Merchandising from January 1998 to December 1998. Mr. Finley served as Vice President - Merchandising from April 1994 to January 1998 and was named an executive officer of the Company in March 1995. Mr. Finley served as the General Manager of Book$mart from February 1992 to April 1994. Prior to joining the Company, Mr. Finley served as the Vice President - Sales for Smithmark Publishers.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission (the "SEC") and the NASDAQ Stock Market, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, its directors, executive officers and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal 1999.

ITEM 11.   EXECUTIVE COMPENSATION

         The sections under the heading "Executive Compensation," other than those entitled "Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Certain Relationships and Related Transactions" and "Performance Graph", on pages 8 through 16 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 1999 are incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section under the heading "Proposal I-Election of Directors" entitled "Beneficial Ownership of Common Stock" on pages 6 and 7 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 1999 is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The sections under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" on pages 10 and 11 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 1999 are incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements

                  The following Consolidated Financial Statements of Books-A-Million, Inc. and its subsidiaries, included in the Registrant's Annual Report to Stockholders for the fiscal year ended January 30, 1999 are incorporated by reference in Part II, Item 8:

                  Consolidated Balance Sheets as of January 30,1999 and January
                      31, 1998.

                  Consolidated Statements of Income for the Fiscal Years Ended
                      January 30, 1999, January 31, 1998 and February 1, 1997.

                  Consolidated Statements of Stockholders' Investment for the
                      Fiscal Years Ended January 30, 1999, January 31, 1998 and February 1, 1997.

                  Consolidated Statements of Cash Flows for the Fiscal Years
                      Ended January 30, 1999, January 31, 1998 and February 1, 1997.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Public Accountants.

2.       Financial Statement Schedule:

         The following consolidated financial statement schedule of Books-A-Million, Inc. is attached hereto:

         Schedule 2            Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

3.       Exhibits **

Exhibit
Number
-------
   3.1     --     Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registration Statement on Form
                  S-1, File No. 33-52256, originally filed September 21, 1992).

   3.2     --     Bylaws of the Registrant (incorporated by reference to
                  Exhibit 3.2 to Registration Statement on Form S-1, File No.
                  33-52256, originally filed September 21, 1992).

   4.1     --     See Exhibits 3.1 and 3.2 hereto incorporated herein by
                  reference to the Exhibits of the same number to Registration
                  Statement on Form S-1, File No. 33-52256, originally filed
                  September 21, 1992.

  10.1     --     Lease Agreement between First National Bank of Florence,
                  Alabama, as Trustee, and Bookland Stores, Inc. (which is a predecessor of the Registrant), an Alabama corporation, dated
                  January 30, 1991 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1, File No. 33-52256,
                  originally filed September 21, 1992).

 *10.2     --     Amended and Restated Stock Option Plan.

 *10.3     --     Employee Stock Purchase Plan (incorporated by reference to
                  Exhibit 10.7 to Registration Statement on Form S-1, File No.
                  33-52256, originally filed September 21, 1992).

 *10.4     --     Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 29, 1994, File No. 0-20664,
                  filed on April 29, 1994).

 *10.5     --     1999 Amended and Restated Employee Stock Purchase Plan
                  (incorporated by reference to Appendix A of the Registrant's
                  Proxy Statement, File No. 0-20664, dated April 26, 1999, for the Annual Meeting of the Registrant's Stockholders to be
                  held June 3, 1999).


 *10.6     --     401(k) Plan (together with related documents) (incorporated by reference to Exhibit 10.9 to Registration Statement on
                  Form S-1, File No. 33-52256, originally filed September 21,
                  1992).

  10.7     --     Shareholders Agreement dated as of September 1, 1992
                  (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended January 31, 1993, File
                  No. 0-20664, filed May 3, 1993).

 *10.8     --     Executive Incentive Plan (incorporated by reference to
                  Exhibit 10.8 to Annual Report on Form 10-K for the fiscal
                  year ended January 28, 1995, File No. 0-20664, filed April
                  28, 1995).

  10.9     --     Short-Term Credit Agreement dated as of October 27, 1995,
                  between the Company and AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended February 3, 1996, File No. 0-20664,
                  filed May 3, 1996).

  10.10    --     Revolving Loan Agreement dated as of October 27, 1995 between the Company and AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended February 3, 1996, File 0-20664, filed May 3,
                  1996).

  10.11    --     First amendment to Short-Term Credit Agreement, dated as of
                  November 1, 1996 between the Company and AmSouth Bank, N.A.
                  (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended February 1, 1997, File
                  0-20664, filed May 2, 1997).

  10.12    --     First amendment to Revolving Loan Agreement dated June 4,
                  1997 between the Company and AmSouth Bank of Alabama,
                  SunTrust Bank, Atlanta and NationsBank, N.A. and Master
                  Assignment and Acceptance Agreement dated November 7, 1997 between AmSouth Bank, NationsBank, N.A., SunTrust Bank,
                  Atlanta and SouthTrust Bank, N. A. (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended January 31, 1998, File 0-20664, filed May 1,
                  1998).

  10.13    --     Second amendment to Short-Term Credit Agreement, dated June
                  4, 1997 between the Company and AmSouth Bank of Alabama
                  (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended January 31, 1998, File
                  0-20664, filed May 1, 1998).

  10.14    --     Second amendment to Revolving Loan Agreement dated June 19,
                  1998 between the Company and AmSouth Bank of Alabama,
                  SunTrust Bank, Atlanta and NationsBank, N.A. and Master
                  Assignment and Acceptance Agreement dated November 7, 1997 between AmSouth Bank, NationsBank, N.A., SunTrust Bank,
                  Atlanta and SouthTrust Bank, N. A.

  10.15    --     Third amendment to Short-Term Credit Agreement, dated June 3,
                  1998 between the Company and AmSouth Bank of Alabama.

     13    --     Portions of the Annual Report to Stockholders for the
                  year ended January 30, 1999 that are expressly incorporated by reference into Part II of this Report.

     21    --     Subsidiaries of the Registrant.

     23    --     Consent of Independent Public Accountants to the
                  incorporation of their report on the Company's consolidated financial statements for the fiscal year ended January 30,
                  1999, into the Registration Statements on Form S-8. (File
                  Nos. 33-72812 and 33-86980).

     27    --     Financial Data Schedule (for SEC use only).

* The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Annual Report on Form 10-K.

**       The Company has financed certain capital expenditures with proceeds of an industrial development revenue bond (the "Bond"), for which the outstanding balance as of January 30, 1999, is less than 10% of the Company's total assets. The Bond documents have not been included as an exhibit hereto but the Company will provide such documents to the Securities and Exchange Commission upon request.

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

                                  BOOKS-A-MILLION, INC.



                                  by:     /s/ Clyde B. Anderson
                                      -----------------------------------------
                                      Clyde B. Anderson
                                      Chief Executive Officer and President
                                      Date: April 29, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


PRINCIPAL EXECUTIVE OFFICER:



          /s/ Clyde B. Anderson
-----------------------------------------------------
Clyde B. Anderson
Chief Executive Officer and President
Date: April 29, 1999


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:



          /s/ Sandra B. Cochran
-----------------------------------------------------
Sandra B. Cochran
Executive Vice President, Chief Financial
Officer and Secretary
Date: April 29, 1999


DIRECTORS:



          /s/ Charles C. Anderson
-----------------------------------------------------
Charles C. Anderson
Date: April 29, 1999



          /s/ Clyde B Anderson
-----------------------------------------------------
Clyde B. Anderson
Date: April 29, 1999

DIRECTORS:



          /s/ Ronald G. Bruno
-----------------------------------------------------
Ronald G. Bruno
Date: April 29, 1999



          /s/ John E. Southwood
-----------------------------------------------------
John E. Southwood
Date: April 29, 1999



          /s/ J. Barry Mason
-----------------------------------------------------
J. Barry Mason
Date: April 29, 1999



          /s/ Terry C. Anderson
-----------------------------------------------------
Terry C. Anderson
Date: April 29, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Books-A-Million, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of BOOKS-A-MILLION, INC. (A Delaware corporation) AND ITS SUBSIDIARIES incorporated by reference in this Form 10-K and have issued our report thereon dated March 16, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                           ARTHUR ANDERSEN LLP


Birmingham, Alabama
March 16, 1999

                                  SCHEDULE 2.


                             BOOKS-A-MILLION, INC.


                       VALUATION AND QUALIFYING ACCOUNTS


  FOR THE YEARS ENDED FEBRUARY 1, 1997, JANUARY 31, 1998 AND JANUARY 30, 1999


                                                                      CHARGED/
                                                  BALANCE AT         (CREDITED)     (DEDUCTIONS)/
                                                  BEGINNING           TO COSTS        RECOVERIES        BALANCE AT
                                                   OF YEAR          AND EXPENSES         NET           END OF YEAR
                                                  ----------        ------------    -------------      -----------

FOR THE YEAR ENDED FEBRUARY 1, 1997:
Allowance for doubtful accounts                   $ 149,997         $ 180,101       $      --          $ 330,098

FOR THE YEAR ENDED JANUARY 31, 1998:
Allowance for doubtful accounts                   $ 330,098         $  25,416       $      --          $ 355,514

FOR THE YEAR ENDED JANUARY 30, 1999:
Allowance for doubtful accounts                   $ 355,514         $ 691,870       $(108,761)         $ 938,623

                               INDEX TO EXHIBITS


Exhibit
Number
-------

   3.1     --     Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registration Statement on Form
                  S-1, File No. 33-52256, originally filed September 21, 1992).

   3.2     --     Bylaws of the Registrant (incorporated by reference to
                  Exhibit 3.2 to Registration Statement on Form S-1, File No.
                  33-52256, originally filed September 21, 1992).

   4.1     --     See Exhibits 3.1 and 3.2 hereto incorporated herein by
                  reference to the Exhibits of the same number to Registration
                  Statement on Form S-1, File No. 33-52256, originally filed
                  September 21, 1992.

  10.1     --     Lease Agreement between First National Bank of Florence,
                  Alabama, as Trustee, and Bookland Stores, Inc. (which is a predecessor of the Registrant), an Alabama corporation, dated
                  January 30, 1991 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1, File No. 33-52256,
                  originally filed September 21, 1992).

 *10.2     --     Amended and Restated Stock Option Plan.

 *10.3     --     Employee Stock Purchase Plan (incorporated by reference to
                  Exhibit 10.7 to Registration Statement on Form S-1, File No.
                  33-52256, originally filed September 21, 1992).

 *10.4     --     Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 29, 1994, File No. 0-20664,
                  filed on April 29, 1994).

 *10.5     --     1999 Amended and Restated Employee Stock Purchase Plan
                  (incorporated by reference to Appendix A of the Registrant's
                  Proxy Statement, File No. 0-20664, dated April 26, 1999, for the Annual Meeting of the Registrant's Stockholders to be
                  held June 3, 1999).

 *10.6     --     401(k) Plan (together with related documents) (incorporated by reference to Exhibit 10.9 to Registration Statement on
                  Form S-1, File No. 33-52256, originally filed September 21,
                  1992).

  10.7     --     Shareholders Agreement dated as of September 1, 1992
                  (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended January 31, 1993, File
                  No. 0-20664, filed May 3, 1993).

 *10.8     --     Executive Incentive Plan (incorporated by reference to
                  Exhibit 10.8 to Annual Report on Form 10-K for the fiscal
                  year ended January 28, 1995, File No. 0-20664, filed April
                  28, 1995).

  10.9     --     Short-Term Credit Agreement dated as of October 27, 1995,
                  between the Company and AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended February 3, 1996, File No. 0-20664,
                  filed May 3, 1996).

  10.10    --     Revolving Loan Agreement dated as of October 27, 1995 between the Company and AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended February 3, 1996, File 0-20664, filed May 3,
                  1996).

  10.11    --     First amendment to Short-Term Credit Agreement, dated as of
                  November 1, 1996 between the Company and AmSouth Bank, N.A.
                  (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended February 1, 1997, File
                  0-20664, filed May 2, 1997).

  10.12    --     First amendment to Revolving Loan Agreement dated June 4,
                  1997 between the Company and AmSouth Bank of Alabama,
                  SunTrust Bank, Atlanta and NationsBank, N.A. and Master
                  Assignment and Acceptance Agreement dated November 7, 1997 between AmSouth Bank, NationsBank, N.A., SunTrust Bank,
                  Atlanta and SouthTrust Bank, N. A. (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended January 31, 1998, File 0-20664, filed May 1,
                  1998).

  10.13    --     Second amendment to Short-Term Credit Agreement, dated June
                  4, 1997 between the Company and AmSouth Bank of Alabama
                  (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended January 31, 1998, File
                  0-20664, filed May 1, 1998).

  10.14    --     Second amendment to Revolving Loan Agreement dated June 19,
                  1998 between the Company and AmSouth Bank of Alabama,
                  SunTrust Bank, Atlanta and NationsBank, N.A. and Master
                  Assignment and Acceptance Agreement dated November 7, 1997 between AmSouth Bank, NationsBank, N.A., SunTrust Bank,
                  Atlanta and SouthTrust Bank, N. A.

  10.15    --     Third amendment to Short-Term Credit Agreement, dated June 3,
                  1998 between the Company and AmSouth Bank of Alabama.

     13    --     Portions of the Annual Report to Stockholders for the year ended January 30, 1999 that are expressly incorporated by
                  reference into Part II of this Report.

     21    --     Subsidiaries of the Registrant.

     23    --     Consent of Independent Public Accountants to the
                  incorporation of their report on the Company's consolidated financial statements for the fiscal year ended January 30,
                  1999, into the Registration Statements on Form S-8. (File
                  Nos. 33-72812 and 33-86980).

     27    --     Financial Data Schedule (for SEC use only).

MARKET AND DIVIDEND INFORMATION
Common Stock

         The Common Stock of Books-A-Million, Inc., is traded in the Nasdaq National Market under the symbol BAMM. The chart below sets forth the high and low stock prices for each quarter of the fiscal years ending January 30, 1999, and January 31, 1998.


Quarter Ended        High         Low
----------------------------------------
January, 1999      $47          $2 11/16
October, 1998        5           2 1/4
July, 1998           7 1/2       4 1/8
April, 1998          6 5/8       5 1/32
January, 1998        7 3/8       5 3/8
October, 1997        7 1/4       4 33/64
July, 1997           5 3/8       4 1/2
April, 1997          5 7/8       4 1/8

         The closing price on April 13, 1999, was $ 9 15/16. No cash dividends have been declared since completion of the Company's initial public offering. As of April 13, 1999, Books-A-Million, Inc., had approximately 25,300 stockholders based on the number of individual participants represented by security position listings.

ANNUAL MEETING OF STOCKHOLDERS

         The annual meeting of stockholders will be held on June 3, 1999, at 10:00 a.m. central time at The Harbert Center, 2019 Fourth Avenue North, Birmingham, Alabama 35203. Stockholders of record as of April 19, 1999, are invited to attend this meeting.

                     SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

                                                            Fiscal Year Ended
                                     -----------------------------------------------------------------
                                      1/30/99       1/31/98       2/1/97        2/3/96        1/28/95
------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
 Net sales                           $347,877      $324,762      $278,613      $229,801      $ 172,366
 Cost of products sold                256,793       238,342       206,269       164,124        124,107
                                     -----------------------------------------------------------------
 Gross profit                          91,084        86,420        72,344        65,677         48,259
 Operating, selling and
  administrative expenses              66,394        59,260        50,636        43,559         31,580
 Depreciation and amortization         12,974        11,588         9,540         6,833          4,256
 Store closing charge                      --            --            --         2,945             --
                                     -----------------------------------------------------------------
 Operating profit                      11,716        15,572        12,168        12,340         12,423
 Interest expense (income), net         4,435         4,331         2,826           474           (601)
                                     -----------------------------------------------------------------
 Income before income taxes             7,281        11,241         9,342        11,866         13,024
 Provision for income taxes             2,767         4,272         3,550         4,390          4,949
                                     -----------------------------------------------------------------
 Net income                          $  4,514      $  6,969      $  5,792      $  7,476      $   8,075
                                     =================================================================
Weighted average number of
 shares outstanding - basic            17,497        17,425        17,405        17,371         17,322
Net income per share - basic         $   0.26      $   0.40      $   0.33      $   0.43      $    0.47
                                     =================================================================
Weighted average number of
 shares outstanding - diluted          17,554        17,428        17,580        17,641         17,509
Net income per share - diluted       $   0.26      $   0.40      $   0.33      $   0.42      $    0.46
                                     =================================================================



                                                                   As of
                                     -----------------------------------------------------------------
                                      1/30/99       1/31/98       2/1/97        2/3/96        1/28/95
------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
 Working capital                     $ 84,022      $ 82,771      $ 70,629      $ 54,693      $  50,193
 Property and equipment, net           67,377        65,814        63,147        49,253         35,864
 Total assets                         271,551       245,816       233,539       190,933        163,403
 Long-term debt                        36,944        45,240        37,645        14,087          4,600
 Stockholders' investment             115,022       103,485        96,420        90,455         82,444


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company's specific market area; inflation; economic conditions in general and in the Company's specific market areas; the number of store openings and closings; the profitability of certain product lines, capital expenditures and future liquidity; liability and other claims asserted against the Company; uncertainties related to Year 2000 issues; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                     MANAGEMENT'S DISCUSSION & ANALYSIS OF
                  FINANCIAL CONDITION & RESULTS OF OPERATIONS

GENERAL

         The Company was founded in 1917 and currently operates 179 retail bookstores, including 130 superstores, concentrated in the southeastern United States.

         The Company's growth strategy is focused on opening superstores in new and existing market areas, particularly in the Southeast. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating underperforming stores or converting stores to different formats.

RESULTS OF OPERATIONS

         The following table sets forth statement of income data expressed as a percentage of net sales for the periods presented.


                                                               Fiscal Year Ended
                                                       -------------------------------
                                                       1/30/99     1/31/98      2/1/97
--------------------------------------------------------------------------------------
Net sales                                               100.0%      100.0%      100.0%
Gross profit                                             26.2%       26.6%       26.0%
 Operating, selling, and administrative expenses         19.1%       18.2%       18.2%
 Depreciation and amortization                            3.7%        3.6%        3.4%
Operating profit                                          3.4%        4.8%        4.4%
 Interest expense, net                                    1.3%        1.3%        1.0%
Income before income taxes                                2.1%        3.5%        3.4%
 Provision for income taxes                               0.8%        1.3%        1.3%
Net income                                                1.3%        2.2%        2.1%

FISCAL 1999 COMPARED WITH FISCAL 1998

         Net sales increased $23.1 million, or 7.1%, to $347.9 million in fiscal 1999 from $324.8 million in fiscal 1998. Comparable store sales decreased 2.8% for fiscal year 1999. The increase in net sales resulted from net sales generated by 16 new stores opened during fiscal 1999, and 16 new stores opened in the second half of fiscal 1998. In addition, the Company closed eight underperforming stores in fiscal 1999.

         The factors affecting the future trend of comparable store sales include, among others, overall demand for products the Company sells, the Company's marketing program, pricing strategies, store operations and competition.

         Gross profit increased $4.7 million, or 5.4%, to $91.1 million in fiscal 1999 from $86.4 million in fiscal 1998. Gross profit as a percentage of net sales decreased to 26.2% in fiscal 1999 from 26.6% in fiscal 1998, primarily due to increased occupancy costs and higher warehouse distribution costs as a percentage of net sales.

         Operating, selling and administrative expenses increased $7.1 million, or 12.0%, to $66.4 million in fiscal 1999, from $59.3 million in fiscal 1998. Operating, selling and administrative expenses as a percentage of net sales increased to 19.1% in fiscal 1999 from 18.2% in fiscal 1998, primarily due to higher store selling expenses.

         Depreciation and amortization increased $1.4 million, or 12.0%, to $13.0 million in fiscal 1999 from $11.6 million in fiscal 1998. Depreciation and amortization as a percentage of net sales increased to 3.7% in fiscal 1999 from 3.6% in fiscal 1998, primarily as a result of the capital expenditures for new stores during fiscal 1999 and the second half of fiscal 1998.

         Net interest expense was relatively constant with last year at $4.4 million in fiscal 1999 versus net interest expense of $4.3 million in fiscal 1998.

                     MANAGEMENT'S DISCUSSION & ANALYSIS OF
                  FINANCIAL CONDITION & RESULTS OF OPERATIONS

FISCAL 1998 COMPARED WITH FISCAL 1997

         Net sales increased $46.2 million, or 16.6%, to $324.8 million in fiscal 1998 from $278.6 million in fiscal 1997. Comparable store sales increased 1.4% for fiscal 1998. The increase in net sales resulted from net sales generated by 21 new stores opened during fiscal 1998 (including 16 superstores), and 18 new stores opened in the second half of fiscal 1997. In addition, the Company closed seven underperforming stores in fiscal 1998.

         The factors affecting the future trend of comparable store sales include, among others, overall demand for products the Company sells, the Company's marketing programs, pricing strategies, store operations and competition.

         Gross profit increased $14.1 million, or 19.5%, to $86.4 million in fiscal 1998 from $72.3 million in fiscal 1997. Gross profit as a percentage of net sales increased to 26.6% in fiscal 1998 from 26.0% in fiscal 1997, primarily due to decreased promotional activity and lower warehouse distribution costs as a percentage of net sales.

         Operating, selling and administrative expenses increased $8.7 million, or 17.0%, to $59.3 million in fiscal 1998, from $50.6 million in fiscal 1997. Operating, selling and administrative expenses as a percentage of net sales remained constant with fiscal 1997 at 18.2%.

         Depreciation and amortization increased $2.1 million, or 21.5%, to $11.6 million in fiscal 1998 from $9.5 million in fiscal 1997. Depreciation and amortization as a percentage of net sales increased to 3.6% in fiscal 1998 from 3.4% in fiscal 1997, primarily as a result of the significant capital expenditures for new stores during fiscal 1998 and the second half of fiscal 1997.

         Net interest expense was $4.3 million in fiscal 1998 versus net interest expense of $2.8 million in fiscal 1997. The increased interest expense resulted from long-term borrowings incurred primarily to fund capital expenditures and inventory purchases related to new stores opened during fiscal 1998.

SEASONALITY AND QUARTERLY RESULTS

         Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profit and net income historically occurring in the fourth fiscal quarter. This seasonal pattern reflects the increased demand for books and gifts experienced during the year-end holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

         In addition, the Company's results of operations may fluctuate from quarter to quarter as a result of the amount and timing of sales and profits contributed by new stores as well as other factors. New stores require the Company to incur pre-opening expenses and often require several months of operation before generating acceptable sales volumes. Accordingly, the addition of a large number of new stores in a particular quarter could adversely affect the Company's results of operations for that quarter.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1998, the Company increased borrowing availability under its revolving credit facility (the "Revolving Facility") to $90.0 million from $50.0 million. The Company also amended its short-term credit agreement (the "Facility") to $10.0 million of borrowing availability from $20.0 million. As of January 30, 1999, $29.4 million was outstanding under these facilities. Additionally, as of January 30, 1999, the Company has outstanding borrowings associated with the issuance of an industrial revenue bond totaling $7.5 million.

         The Company's capital expenditures totaled $15.7 million in fiscal 1999. These expenditures were primarily used to open new stores, perform renovations and make improvements to

                     MANAGEMENT'S DISCUSSION & ANALYSIS OF
                  FINANCIAL CONDITION & RESULTS OF OPERATIONS


existing stores and investments in management information systems. Management estimates that capital expenditures for fiscal 2000 will be approximately $14.0 million and that such amounts will be used primarily for new stores, renovation and improvements to existing stores and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for fiscal 2000.

RELATED-PARTY ACTIVITIES

         As discussed in Note 6 of Notes to Consolidated Financial Statements, the Company conducts business with other entities in which certain officers, directors and principal stockholders of the Company have controlling ownership interests. The most significant related-party transactions include inventory purchases from, and sales to, related parties. As the Company has expanded, the related-party inventory purchase transactions have grown proportionately. Related-party sales transactions decreased in fiscal 1999 due to lower bargain book sales to related parties. Management believes the terms of these related-party transactions are substantially equivalent to those available from unrelated parties and, therefore, have no significant impact on gross profit.

FINANCIAL POSITION

         During fiscal 1999, the Company opened 16 new stores, including 15 superstores. The store openings resulted in increased inventory and property and equipment balances at January 30, 1999, compared with January 31, 1998.

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

                     MANAGEMENT'S DISCUSSION & ANALYSIS OF
                  FINANCIAL CONDITION & RESULTS OF OPERATIONS

         The Company has reviewed the Year 2000 compliance issues and developed an implementation program that is classified into the following categories:

         1.  Evaluation and Initial Assessment

         2.  Remediation/Reprogramming

         3.  Testing

         4.  Contingency Planning

         The Company has plans in place to complete the evaluation and assessment of all systems during the quarter ending May 1,1999, and expects to complete Year 2000 reprogramming and testing of all systems during the quarter ending July 31, 1999. The Company plans to continue to rely primarily on internal resources in order to complete these steps. However, third-party services will be employed as necessary to meet deadlines.

         The Company's financial systems (excluding sales audit) are third-party vendor software programs which are being upgraded and will be, upon completion of upgrades in the quarter ending May 1, 1999, certified as Year 2000 compliant by the software vendors. These upgrades were previously planned and were not accelerated due to Year 2000 issues.

         The sales audit system is an in-house program which is not Year 2000 compliant. The system evaluation will be completed during the quarter ending May 1, 1999, with the necessary reprogramming and testing completed during the quarter ending July 31, 1999.

         The Company's distribution systems (excluding the returns system) are third-party vendor software programs which are certified as Year 2000 compliant by the software vendor.

         The returns system was evaluated during fiscal 1999. Few date-sensitive processes were identified in the programs, which mitigates the Year 2000 compliance risk. The system will be modified as necessary to make the programs Year 2000 compliant during the quarter ending July 31, 1999.

         The Company's merchandising systems are supported by a combination of in-house developed software and third-party software. All third-party merchandising software programs are certified as Year 2000 compliant by the software vendor. The in-house merchandising programs are not currently Year 2000 compliant. An evaluation of the in-house programs will be completed during the quarter ending May 1, 1999, and reprogramming and testing of the necessary changes to the system for Year 2000 compliance will be completed during the quarter ending July 31, 1999.

         The Company's point-of-sale system operates the cash registers in the stores. The registers run on a personal computer system using a third-party software. Although the point-of-sale operating system is not Year 2000 compliant, the software has been upgraded in order to accept credit cards with expiration dates beyond December 31, 1999. The system evaluation will be completed during the quarter ending May 1, 1999, with the necessary reprogramming and testing completed during the quarter ending July 31, 1999.

         Other information systems that are not critical to daily operations will be assessed during the quarter ending May 1, 1999, and will be upgraded, if necessary, during calendar year 1999.

         The Company has not deferred any significant information technology projects in order to address the Year 2000 issue.

         Based on present information, the Company believes that its current plans, as outlined above, will substantially mitigate the risk of a material disruption in the Company's operations due to internal Year 2000 factors. However, possible consequences of the Company not being Year 2000 compliant include, but are not limited to, loss of revenues, loss of communication

                     MANAGEMENT'S DISCUSSION & ANALYSIS OF
                  FINANCIAL CONDITION & RESULTS OF OPERATIONS

capability with stores, inability to process or quantify merchandise, and inability to engage in other operational and financial activities.

         At the present time, the Company has not established a contingency plan for possible Year 2000 issues. The Company expects to consider contingency plans based on the results of its Year 2000 testing and its assessment of related risks.

         Additionally, the Company is in the process of communicating with third parties in order to assess their Year 2000 readiness and the extent to which the Company may be vulnerable to any third party's failure to remediate their Year 2000 issues. The Company is trying to obtain written confirmation of third parties' Year 2000 compliance. However, the Company cannot assure timely compliance of third parties and may be adversely affected by failure of a significant third party to become Year 2000 compliant.

         Amounts expended to date related to Year 2000 compliance have been immaterial. The Company currently expects that the total costs of Year 2000 compliance for the Company's current systems will not exceed $400,000, which may include the lease or purchase of a system on which to conduct Year 2000 testing. These costs are not expected to have a significant impact on the Company's financial reporting.

         The costs associated with Year 2000 compliance are based on management's current views with respect to future events and may be updated as additional information becomes available. Please refer to the Special Note Regarding Forward-looking Statements.

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                                              As of
                                                                    ------------------------
                                                                     1/30/99         1/31/98
--------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
 Cash and temporary cash investments                                $   4,322       $  3,909
 Accounts receivable, net of allowance for doubtful accounts
  of $939 and $356, respectively                                       12,282         11,732
 Related party receivables                                              3,998          7,559
 Inventories                                                          175,211        151,312
 Prepayments and other                                                  2,938            816
 Deferred income taxes                                                  3,715          3,098
                                                                    ------------------------
  TOTAL CURRENT ASSETS                                                202,466        178,426
                                                                    ------------------------

PROPERTY AND EQUIPMENT:
 Land                                                                     628            628
 Buildings                                                              7,142          5,367
 Equipment                                                             33,087         28,558
 Furniture and fixtures                                                34,416         31,894
 Leasehold improvements                                                41,434         37,552
 Construction in process                                                  299            783
                                                                    ------------------------
                                                                      117,006        104,782
 Less accumulated depreciation and amortization                        49,629         38,968
                                                                    ------------------------
  NET PROPERTY AND EQUIPMENT                                           67,377         65,814
                                                                    ------------------------
Other Assets:
 Goodwill, net                                                          1,495          1,538
 Other                                                                    213             38
                                                                    ------------------------
  TOTAL OTHER ASSETS                                                    1,708          1,576
                                                                    ------------------------
  TOTAL ASSETS                                                      $ 271,551       $245,816
                                                                    ========================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
 Accounts payable:
  Trade                                                             $  94,249       $ 71,439
  Related party                                                         9,014          7,493
 Accrued income taxes                                                     476          2,730
 Accrued expenses                                                      14,705         13,993
                                                                    ------------------------
  TOTAL CURRENT LIABILITIES                                           118,444         95,655
                                                                    ------------------------
LONG-TERM DEBT                                                         36,944         45,240
                                                                    ------------------------
DEFERRED INCOME TAXES                                                   1,141          1,436
                                                                    ------------------------
COMMITMENTS AND CONTINGENCIES                                              --             --
                                                                    ------------------------
STOCKHOLDERS' INVESTMENT:
 Preferred stock, $.01 par value; 1,000,000 shares authorized,
  no shares outstanding                                                    --             --
 Common stock, $.01 par value; 30,000,000 shares authorized,
  18,016,525 and 17,427,593 shares issued and outstanding
  at January 30, 1999 and January 31, 1998, respectively                  180            174
 Additional paid-in capital                                            70,124         62,925
 Treasury stock at cost (81,600 shares at January 30, 1999)              (252)            --
 Retained earnings                                                     44,970         40,386
                                                                    ------------------------
  Total Stockholders' Investment                                      115,022        103,485
                                                                    ------------------------
  Total Liabilities and Stockholders' Investment                    $ 271,551       $245,816
                                                                    ========================


The accompanying notes are an integral part of these consolidated balance sheets.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                              Fiscal Year Ended
                                                    ------------------------------------
                                                     1/30/99       1/31/98       2/1/97
----------------------------------------------------------------------------------------
NET SALES                                           $347,877      $324,762      $278,613
Cost of products sold, including warehouse
 distribution and store occupancy costs(1)           256,793       238,342       206,269
                                                    ------------------------------------
   GROSS PROFIT                                       91,084        86,420        72,344

Operating, selling and administrative expenses        66,394        59,260        50,636
Depreciation and amortization                         12,974        11,588         9,540
                                                    ------------------------------------
   OPERATING PROFIT                                   11,716        15,572        12,168

Interest expense, net                                  4,435         4,331         2,826
                                                    ------------------------------------
   INCOME BEFORE INCOME TAXES                          7,281        11,241         9,342

Provision for income taxes                             2,767         4,272         3,550
                                                    ------------------------------------
   NET INCOME                                       $  4,514      $  6,969      $  5,792
                                                    ====================================

Weighted average number of shares
 outstanding - basic                                  17,497        17,425        17,405
                                                    ------------------------------------
NET INCOME PER SHARE - BASIC                        $   0.26      $   0.40      $   0.33
                                                    ====================================
Weighted average number of shares
 outstanding - diluted                                17,554        17,428        17,580
                                                    ------------------------------------
NET INCOME PER SHARE - DILUTED                      $   0.26      $   0.40      $   0.33
                                                    ====================================

(1) Inventory purchases from related parties were $36,836, $32,303 and $23,120, respectively, for the periods presented above.











The accompanying notes are an integral part of these consolidated statements.

                            CONSOLIDATED STATEMENTS
                          OF STOCKHOLDERS' INVESTMENT
                                 (In thousands)


                                             Common                              Treasury
                                              Stock           Additional           Stock
                                        ------------------      Paid-In      -----------------      Retained
                                        Shares      Amount      Capital      Shares     Amount      Earnings
------------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 3, 1996               17,387      $ 174       $62,656        --       $  --       $27,625
 Net income                                 --         --            --        --          --         5,792
 Issuance of stock for employee
  stock purchase plan                       15         --           102        --          --            --
 Exercise of stock options                   7         --            71        --          --            --
                                        -------------------------------------------------------------------

BALANCE, FEBRUARY 1, 1997               17,409        174        62,829        --          --        33,417
 Net income                                 --         --            --        --          --         6,969
 Issuance of stock for employee
  stock purchase plan                       19         --            96        --          --            --
                                        -------------------------------------------------------------------

BALANCE, JANUARY 31, 1998               17,428        174        62,925        --          --        40,386
 Net income                                 --         --            --        --          --         4,514
 Issuance of stock for employee
  stock purchase plan                       16         --            78        --          --            --
 Purchase of treasury stock                 --         --            --        82        (252)           --
 Exercise of stock options                 460          5         4,132        --          --            --
 Tax benefit from exercise
  of stock options                          --         --         2,333        --          --            --
 Issuance of stock for acquisition
  accounted for as pooling
  of interests                             112          1             2        --          --            70
 Contributions from certain
  stockholders                              --         --         1,054        --          --            --
 Tax provision for contributions
  from certain stockholders                 --         --          (400)       --          --            --
                                        -------------------------------------------------------------------

BALANCE, JANUARY 30, 1999               18,016      $ 180       $70,124        82       $(252)      $44,970
                                        ===================================================================







The accompanying notes are an integral part of these consolidated statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                                                    Fiscal Year Ended
                                                        -----------------------------------------
                                                         1/30/99         1/31/98          2/1/97
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $   4,514       $   6,969       $   5,792
 Adjustments to reconcile net income to net             -----------------------------------------
  cash provided by operating activities:
   Depreciation and amortization                           12,974          11,588           9,540
   (Gain) loss on sale of property                           (472)             44             114
   Deferred income tax provision, net                        (912)            (97)            (15)
   (Increase) decrease in assets:
     Accounts receivable                                     (550)          1,466          (4,825)
     Related party receivables                              3,561          (1,705)         (1,506)
     Inventories                                          (23,899)         (9,882)        (19,422)
     Prepayments and other                                 (2,223)           (214)            136
   Increase (decrease) in liabilities:
     Accounts payable                                      24,331          (2,465)          9,760
     Accrued income taxes                                    (321)            769           1,419
     Accrued expenses                                         744            (718)          1,696
                                                         ----------------------------------------
      Total adjustments                                    13,233          (1,214)         (3,103)
                                                         ----------------------------------------
      Net cash provided by operating activities            17,747           5,755           2,689
CASH FLOWS FROM INVESTING ACTIVITIES:                    ----------------------------------------
 Proceeds from sale of property and equipment               1,627              42             126
 Capital expenditures                                     (15,682)        (14,355)        (23,674)
                                                         ----------------------------------------
      Net cash used in investing activities               (14,055)        (14,313)        (23,548)
CASH FLOWS FROM FINANCING ACTIVITIES:                    ----------------------------------------
 Proceeds from exercise of stock options and
  purchase of shares under employee stock
  purchase plan                                             4,215              96             154
 Contributions from certain stockholders                    1,054              --              --
 Purchase of treasury stock                                  (252)             --              --
 Borrowings under credit facilities                       153,475         152,296         142,933
 Repayments under credit facilities                      (161,771)       (144,701)       (119,375)
                                                        -----------------------------------------
      Net cash provided by (used in)
        financing activities                               (3,279)          7,691          23,712
                                                        -----------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
 CASH INVESTMENTS                                             413            (867)          2,853
CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF YEAR                                          3,909           4,776           1,923
                                                        -----------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT
 END OF YEAR                                            $   4,322       $   3,909       $   4,776
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:      =========================================
 Cash paid during the year for:
  Interest                                              $   4,625       $   4,276       $   2,693
  Income taxes, net of refunds                          $   4,026       $   4,023       $   2,146
                                                        =========================================



The accompanying notes are an integral part of these consolidated statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         Books-A-Million, Inc., and its subsidiaries (the "Company") are principally engaged in the sale of books, magazines and related items through a chain of retail bookstores. The Company presently operates 179 bookstores in 17 states, which are predominantly located in the southeastern United States. The Company also serves as a wholesale book distributor for certain other retailers and wholesalers. The Company presently consists of Books-A-Million, Inc., and its wholly owned subsidiaries, American Wholesale Book Company, Inc. ("American Wholesale"), American Internet Services, Inc. and NetCentral, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

         The Company operates on a 52-53 week year, with the fiscal year ending on the Saturday closest to January 31. Fiscal years 1999, 1998 and 1997 were 52-week periods.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES

         Inventories are valued at the lower of cost or market using the retail method, with cost determined on a first-in, first-out ("FIFO") basis and market based on the lower of replacement cost or estimated realizable value. The Company includes certain distribution and other expenses in its inventory costs.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation on equipment and furniture and fixtures is provided on the straight-line method over the estimated service lives, which range from three to seven years. Depreciation of leasehold improvements is provided on the straight-line basis over the periods of the applicable leases.

         Maintenance and repairs are charged to expense as incurred. Costs of renewals and betterments are capitalized by charges to property accounts and depreciated using applicable annual rates. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the accounts, and the related gain or loss is credited or charged to income.

GOODWILL

         The Company amortizes goodwill on a straight-line basis over 40 years. As of January 30, 1999 and January 31, 1998, accumulated amortization of goodwill was $210,000 and $167,000, respectively. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related operating profits over the remaining life of the goodwill in measuring recoverability.

STORE OPENING COSTS

         Non-capital expenditures incurred in preparation for opening new retail stores are expensed in the first full month of the stores' operations.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INSURANCE ACCRUALS

         The Company is subject to large deductibles under its workers' compensation policy. Insurance coverage is maintained for cumulative losses in amounts management considers adequate. Amounts are accrued currently for the estimated cost of claims incurred.

INCOME TAXES

         The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

STATEMENTS OF CASH FLOWS

         For purposes of the consolidated statements of cash flows, the Company considers all short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents.

EARNINGS PER SHARE

         Basic net income per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS has been computed based on the average number of shares outstanding including the effect of outstanding stock options, if dilutive, in each respective year. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:


                                                       Fiscal Year Ended
                                                         (in thousands)
                                                 1/30/99     1/31/98      2/1/97
--------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic                                            17,497      17,425      17,405
 Dilutive effect of stock options outstanding         57           3         175
                                                 -------------------------------
 Diluted                                          17,554      17,428      17,580
                                                 ===============================

         Options outstanding of 619,000, 1,557,000, and 371,000 for the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively, were not included in the table above as they were anti-dilutive.

DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

         In the opinion of management, the carrying value of all financial instruments approximates fair value.

LEGAL

         The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations of the Company.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of "comprehensive income," which is the total of net income and all other non-owner changes in stockholders' equity and its components. This standard was adopted in fiscal 1999 and did not have an impact on the Company's financial reporting.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131, which supersedes SFAS Nos. 14, 18, 24 and 30, establishes new standards for segment reporting, using the "management approach," in which reportable segments are based on the same criteria that management disaggregates a business for making operating decisions and assessing performance. This standard was adopted in fiscal 1999 and did not have a significant impact on the Company's financial reporting.

         In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures About Pensions and Other Post-retirement Benefits. SFAS No. 132, which supersedes SFAS Nos. 87, 88 and 106, standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS Nos. 87, 88 and 106 were issued. The Company adopted the new rules in fiscal 1999 with no impact on the its financial reporting.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. This statement is not expected to have a material effect on the Company's financial statements.

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of certain costs of internal-use software. The Company will adopt this statement in fiscal 2000 and does not anticipate a significant impact on the Company's financial statements.

         The AICPA has issued SOP 98-5, Reporting on the Costs of Start-up Activities. This statement provides guidance on the financial reporting of start-up costs and organization costs, and requires these costs to be expensed as incurred. The new rules are not expected to have a significant impact on the Company's financial statements.

BUSINESS COMBINATION

         The acquisition of NetCentral, Inc. was accounted for as a pooling of interests; however, the Company's previously reported consolidated results have not been restated to include the effect of the acquisition prior to the acquisition date of January 5, 1999, since the effect is not material.

CONTRIBUTIONS FROM CERTAIN SHAREHOLDERS

         In fiscal 1999, contributions of short-swing profits from certain stockholders were received by the Company totaling $1,054,000 with a related tax provision of $400,000 charged to paid-in capital.

PRIOR-YEAR RECLASSIFICATIONS

         Certain prior-year amounts have been reclassified to conform to the current year presentation.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. INCOME TAXES

         A summary of the components of the income tax provision is as follows (dollars in thousands):

                                           Fiscal Year Ended
                                  -----------------------------------
                                  1/30/99       1/31/98        2/1/97
---------------------------------------------------------------------
Current:
 Federal                          $ 3,337       $ 3,831       $ 3,325
 State                                342           538           240
                                  -----------------------------------
                                    3,679         4,369         3,565
                                  -----------------------------------
Deferred taxes arising from:
 Depreciation                        (321)           61           463
 Accruals                            (443)            4          (330)
 Inventory                             25          (181)         (436)
 Other                               (173)           19           288
                                  -----------------------------------
                                     (912)          (97)          (15)
                                  -----------------------------------
Provision for income taxes        $ 2,767       $ 4,272       $ 3,550
                                  ===================================

         A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                           Fiscal Year Ended
                                  -----------------------------------
                                  1/30/99       1/31/98        2/1/97
---------------------------------------------------------------------
Federal statutory income tax rate    34.0%         34.0%         34.0%
State income tax provision            3.1%          3.2%          3.0%
Other                                 0.9%          0.8%          1.0%
                                  -----------------------------------
Effective income tax rate            38.0%         38.0%         38.0%
                                  ===================================

         Temporary differences which created deferred tax assets and liabilities at January 30, 1999, and January 31, 1998, are detailed below (dollars in thousands):

                                       As of 1/30/99             As of 1/31/98
                                   ------------------------------------------------
                                   Current     Noncurrent    Current     Noncurrent
-----------------------------------------------------------------------------------
Depreciation                        $   --      $(1,005)      $   --      $(1,326)
Accruals                             2,614           --        2,171           --
Inventory                              765           --          790           --
Other                                  336         (136)         137         (110)
                                   ------------------------------------------------
Deferred tax asset (liability)      $3,715      $(1,141)      $3,098      $(1,436)
                                   ================================================

         No valuation allowance is deemed necessary by management, as the realization of recorded deferred tax assets is considered more likely than not.


3. DEBT AND LINES OF CREDIT

         The Company has a revolving credit facility that allows borrowings of up to $90 million for which no principal repayments are due until the facility expires on June 18, 2003, and an unsecured working capital line of credit for $10 million, which is subject to annual renewal. Both credit facilities have certain financial and nonfinancial covenants with which the Company is in

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


compliance. As of January 30, 1999 and January 31, 1998, $29.4 million and $37.7 million, respectively, were outstanding under these credit facilities. The maximum and average outstanding balances during fiscal 1999 were $77.7 million and $59.0 million, respectively. The outstanding borrowings as of January 30, 1999, had interest rates ranging from 5.53% to 6.06%.

         The Company is subject to interest rate fluctuations involving its credit facilities. However, the Company utilizes both fixed and variable debt to manage this exposure. On February 9, 1998, the Company entered into an interest rate swap agreement which carries a notional principal amount of $30.0 million. The swap effectively fixes the interest rate on $30.0 million of variable rate debt at 6.73% The swap agreement expires on February 9, 2003. A hypothetical increase or decrease of 10% in interest rates would not cause the Company's interest expense to increase or decrease significantly.

         During fiscal 1996 and fiscal 1995, the Company financed the acquisition and construction of certain warehouse and distribution facilities through loans, obtained from the proceeds of an industrial development revenue bond (the "Bond"), which are secured by a mortgage interest in these facilities. As of January 30, 1999 and January 31, 1998, there was $7.5 million of borrowings outstanding under these arrangements, at variable rates. The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond on December 1, 2003, unless extended by the bondholder. Such an extension may be renewed annually by the bondholder, at the Company's request, to a date no more than five years from the renewal date.

         In the opinion of management, the carrying value of all debt instruments at January 30, 1999, approximates fair value.


4. LEASES

         The Company leases the premises for its retail bookstores under operating leases which expire in various years through the year 2011. Many of these leases contain renewal options and require the Company to pay executory costs (such as property taxes, maintenance, and insurance). In addition to fixed minimum rentals, some of the Company's leases require contingent rentals based on a percentage of sales which the Company records throughout the year based upon the best available information.

         The Company also leases certain office, warehouse and retail store space from related parties. Effective April 1, 1998, a lease agreement was entered into with a related party for 280,450 square feet of warehouse space in Tuscumbia, Alabama. Rental expense under these leases was approximately $624,000, $411,000 and $407,000 in fiscal 1999, 1998 and 1997, respectively.
Total minimum future rental payments under these leases are $687,000.

         Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of January 30, 1999, are as follows (in thousands):


                 Fiscal Year
               ------------------------------
                    2000             $ 20,378
                    2001               19,700
                    2002               18,478
                    2003               17,129
                    2004               13,759
               Subsequent years        51,301
                                     --------
                                     $140,745
                                     ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Rental expense for all operating leases consisted of the following (in thousands):

                                      Fiscal Year Ended
                               ---------------------------------
                               1/30/99      1/31/98       2/1/97
----------------------------------------------------------------
Minimum rentals                $21,151      $18,171      $14,627
Contingent rentals                 425          690          493
                               ---------------------------------
                               $21,576      $18,861      $15,120
                               =================================

5. EMPLOYEE BENEFIT PLANS

401(K) PROFIT-SHARING PLAN

         The Company and its subsidiaries maintain a 401(k) plan covering all employees who have completed 12 months of service and who are at least 21 years of age, and permit participants to contribute from 2% to 15% of compensation to the plan. Company matching and supplemental contributions are made at management's discretion. The expenses under this plan were $333,000, $238,000 and $341,000 in fiscal 1999, 1998 and 1997, respectively.

STOCK OPTION PLAN

         The Company maintains a stock option plan reserving 3,300,000 shares of the Company's common stock for grants to executive officers, directors, and key employees. The reserve was increased by 1,500,000 shares at the fiscal 1998 annual meeting of the stockholders from 1,800,000 shares. Options granted generally vest over a five-year period, expire on the sixth anniversary of the grant date, and have exercise prices generally equal to the fair market value of the common stock on the date of grant.

         A summary of the status of the Company's stock option plan is as follows:

                                                                  Fiscal Year Ended
                                ------------------------------------------------------------------------------------
                                     January 30, 1999             January 31, 1998            February 1, 1997
                                               Weighted                     Weighted                     Weighted
                                                Average                      Average                      Average
                                  Shares    Exercise Price    Shares     Exercise Price    Shares     Exercise Price
--------------------------------------------------------------------------------------------------------------------
Outstanding at
 beginning of year              1,571,130       $  7.57      1,164,060       $ 8.32        834,730       $  9.61
Granted                           431,850         10.83        458,250         5.80        389,200          5.81
Exercised                        (460,550)         8.98             --           --         (6,600)         7.94
Forfeited                        (207,030)         7.25        (51,180)        9.20        (53,270)        12.13
                                ------------------------------------------------------------------------------------
Outstanding at end
 of year                        1,335,400       $  8.25      1,571,130       $ 7.57      1,164,060       $  8.32
                                ------------------------------------------------------------------------------------
Exercisable at end
 of year                          315,280       $  8.58        573,448       $ 8.86        408,336       $  9.35
                                ------------------------------------------------------------------------------------
Weighted average fair
 value of options granted                       $  9.30                      $ 2.89                      $  5.34
                                ====================================================================================

         The following table summarizes information about stock options outstanding at January 30, 1999:


                             Options Outstanding                          Options Exercisable
                -----------------------------------------------------------------------------------
                                  Weighted
                    Number         Average                              Number
                Outstanding at    Remaining          Weighted       Exercisable at     Weighted
   Range of       January 30,    Contractual          Average         January 30,       Average
Exercise Price       1999        Life (Years)     Exercise Price         1999        Exercise Price
---------------------------------------------------------------------------------------------------
 $3.38-$8.00        814,960          3.50             $ 6.06            202,390          $ 6.15
 $8.00-$16.88       520,440          3.97             $11.68            112,890          $12.92

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 established financial accounting and reporting standards for stock-based compensation and for transactions in which an entity issues its equity instruments to acquire goods and services for nonemployees. In accordance with SFAS No. 123, the Company continues to account for and record compensation expense under APB No. 25. However, the Company adopted the disclosure only provisions of SFAS No. 123, as required. If the Company had recorded compensation expense in accordance with SFAS No. 123 under the fair value based method, the Company's net income and net income per share would have been as indicated below (in thousands, except per share data):

                                                          Fiscal Year Ended
                                               ---------------------------------------
                                                1/30/99        1/31/98         2/1/97
--------------------------------------------------------------------------------------
Net income-as reported                         $   4,514      $   6,969      $   5,792
Net income-pro forma                               4,257          6,788          5,727
Net income per share-diluted, as reported           0.26           0.40           0.33
Net income per share-diluted, pro forma             0.24           0.39           0.33

         For the purposes of the foregoing calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in connection with this model show no expected dividend yield, a five-year expected life of the options, and an expected stock price volatility rate of 1.35 with risk-free interest rates ranging from 4.53% to 5.79%. During fiscal years 1999, 1998, and 1997, the Company recognized tax benefits related to the exercise of stock options in the amount of $2,333,000, $0, and $19,000, respectively. The tax benefits were credited to paid-in capital in the respective years.

EMPLOYEE STOCK PURCHASE PLAN

         The Company maintains an employee stock purchase plan under which 100,000 shares of the Company's common stock are reserved for purchase by employees at 85% of the fair market value of the common stock. Of the total reserved shares, 63,698 shares have been purchased as of January 30, 1999.


6. RELATED-PARTY TRANSACTIONS

         Certain majority stockholders of the Company have controlling ownership interests in other entities with which the Company conducts business. Transactions between the Company and these various other entities ("related parties") are summarized in the following paragraphs and Note 4.

         The Company purchases a portion of its inventories for resale from related parties; such purchases amounted to $36,836,000, $32,303,000 and $23,120,000 in fiscal 1999, 1998, and 1997, respectively. The Company sells a portion of its inventories to related parties; such sales amounted to $5,301,000, $10,273,000 and $9,819,000 in fiscal 1999, 1998 and 1997, respectively. The Company purchases promotional marketing material from a related party; such purchases amounted to $29,000, $202,000 and $47,000 in fiscal 1999, 1998 and 1997, respectively. The Company utilizes the logistics services of a related party; such services amounted to $128,000, $0 and $0 in fiscal 1999, 1998 and 1997, respectively.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Books-A-Million, Inc.:

         We have audited the accompanying consolidated balance sheets of Books-A-Million, Inc. (a Delaware corporation), and its subsidiaries as of January 30, 1999, and January 31, 1998, and the related consolidated statements of income, stockholders' investment, and cash flows for each of the three fiscal years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Books-A-Million, Inc., and its subsidiaries as of January 30, 1999, and January 31, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1999, in conformity with generally accepted accounting principles.


                                                         ARTHUR ANDERSEN LLP



Birmingham, Alabama
March 16, 1999

                         SUMMARY OF QUARTERLY RESULTS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                      Fiscal Year Ended January 30, 1999
                                              -------------------------------------------------
                                               First        Second          Third        Fourth
                                              Quarter       Quarter        Quarter       Quarter         Total
---------------------------------------------------------------------------------------------------------------
Net sales                                     $74,469       $77,955        $78,962       $116,491      $347,877
Gross profit                                   18,995        19,413         18,720         33,956        91,084
Operating profit                                1,135           351         (1,026)        11,256        11,716
Net income (loss)                                  10          (514)        (1,459)         6,477         4,514
Net income (loss) per share - basic              0.00         (0.03)         (0.08)          0.37          0.26
Net income (loss) per share - diluted (1)        0.00         (0.03)         (0.08)          0.36          0.26

                                                      Fiscal Year Ended January 31, 1998
                                              -------------------------------------------------
                                               First        Second          Third        Fourth
                                              Quarter       Quarter        Quarter       Quarter         Total
---------------------------------------------------------------------------------------------------------------
Net sales                                     $68,237      $ 71,867       $ 71,613       $113,045      $324,762
Gross profit                                   17,541        18,686         17,480         32,713        86,420
Operating profit                                1,606         2,024            652         11,290        15,572
Net income (loss)                                 369           527           (300)         6,373         6,969
Net income (loss) per share - basic              0.02          0.03          (0.02)          0.37          0.40
Net income (loss) per share - diluted            0.02          0.03          (0.02)          0.37          0.40


(1) The sum of the quarterly per share amounts are different from the annual per share amounts because of differences in the weighted average number of common and common equivalent shares used in the quarterly and annual computations.