Form 10-Q
period 1999-05-01
BOOKS A MILLION INC
filed 1999-06-15
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934.

         For the quarterly period ended:  May 1, 1999

                                      -OR-

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


                                Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of May 1, 1999 were 18,059,486 shares.

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          May 1, 1999   January 30, 1999
                                                                          -----------   ----------------

ASSETS
CURRENT ASSETS:
   Cash and temporary cash investments                                     $   5,739        $   4,322
   Accounts receivable                                                         9,893           12,282
   Related party receivable                                                    3,401            3,998
   Inventories                                                               189,383          175,211
   Prepayments and other                                                       3,370            2,938
   Deferred income taxes                                                       3,901            3,715
                                                                           ---------        ---------
       TOTAL CURRENT ASSETS                                                  215,687          202,466
                                                                           ---------        ---------

PROPERTY AND EQUIPMENT:
   Land                                                                          628              628
   Buildings                                                                   5,379            7,142
   Equipment                                                                  33,120           33,087
   Furniture and fixtures                                                     34,243           34,416
   Leasehold improvements                                                     41,895           41,434
   Construction-in-process                                                       902              299
                                                                           ---------        ---------
                                                                             116,167          117,006
   Less-accumulated depreciation and amortization                             52,019           49,629
                                                                           ---------        ---------
     NET PROPERTY AND EQUIPMENT                                               64,148           67,377
                                                                           ---------        ---------

OTHER ASSETS:
   Goodwill, net                                                               1,485            1,495
   Other                                                                         195              213
                                                                           ---------        ---------
     TOTAL OTHER ASSETS                                                        1,680            1,708
                                                                           ---------        ---------
     TOTAL ASSETS                                                          $ 281,515        $ 271,551
                                                                           =========        =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Accounts payable:
     Trade                                                                 $  85,453        $  94,249
     Related party                                                             7,324            9,014
   Accrued expenses                                                           12,191           14,705
   Accrued income taxes                                                           --              476
   Notes payable                                                              22,971               --
                                                                           ---------        ---------
       TOTAL CURRENT LIABILITIES                                             127,939          118,444
                                                                           ---------        ---------

LONG TERM DEBT                                                                36,944           36,944
                                                                           ---------        ---------
DEFERRED INCOME TAXES                                                          1,126            1,141
                                                                           ---------        ---------

STOCKHOLDERS' INVESTMENT:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, no               --               --
   shares outstanding
   Common stock, $.01 par value, 30,000,000 shares authorized,
   18,059,486 and 18,016,525 shares issued and outstanding at May 1,
   1999 and January 30, 1999, respectively                                       180              180
   Additional paid-in capital                                                 70,298           70,124
   Treasury stock at cost (81,600 shares at May 1, 1999)                        (252)            (252)
   Retained earnings                                                          45,280           44,970
                                                                           ---------        ---------
       TOTAL STOCKHOLDERS' INVESTMENT                                        115,506          115,022
                                                                           ---------        ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                      $ 281,515        $ 271,551
                                                                           =========        =========


                             See accompanying notes

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     Thirteen Weeks Ended
                                                               ---------------------------------
                                                               May 1, 1999           May 2, 1998
                                                               -----------           -----------

NET SALES                                                        $85,127               $74,469
   Cost of products sold including warehouse
   distribution and store occupancy costs (1)                     62,770                55,474
                                                                 -------               -------

GROSS PROFIT                                                      22,357                18,995
   Operating, selling and administrative expenses                 17,498                14,717
   Depreciation and amortization                                   3,342                 3,143
                                                                 -------               -------

OPERATING INCOME                                                   1,517                 1,135
   Interest expense, net                                           1,017                 1,119
                                                                 -------               -------

INCOME BEFORE INCOME TAXES                                           500                    16
   Provision for income taxes                                        190                     6
                                                                 -------               -------

NET INCOME                                                       $   310               $    10
                                                                 =======               =======
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                                        17,946                17,436
                                                                 =======               =======

NET INCOME PER SHARE - BASIC                                     $  0.02               $  0.00
                                                                 =======               =======
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED                                      18,318                17,459
                                                                 =======               =======

NET INCOME PER SHARE - DILUTED                                   $  0.02               $  0.00
                                                                 =======               =======




(1) Inventory purchases from related parties were $8,676 and $8,724 respectively, for each of the periods presented above.









                             See accompanying notes

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THIRTEEN WEEKS ENDED
                                                                            ---------------------------
                                                                            MAY 1, 1999     MAY 2, 1998
                                                                            -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $    310        $     10
                                                                              --------        --------
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                               3,342           3,143
     Loss on disposal of property and equipment                                     68              15
     Change in deferred income taxes                                              (201)            (89)
     (Increase) decrease in current assets:
        Accounts receivable                                                      2,986           1,879
        Inventories                                                            (14,172)        (13,882)
        Prepayments and other                                                     (432)           (675)
     Increase (decrease) in current liabilities:
        Accounts payable                                                       (10,486)           (275)
        Accrued income taxes                                                      (476)         (2,730)
        Accrued expenses                                                        (2,512)         (1,554)
                                                                              --------        --------
        Total adjustments                                                      (21,883)        (14,168)
                                                                              --------        --------

        Net cash used in operating activities                                  (21,573)        (14,158)
                                                                              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (1,873)         (2,109)
   Proceeds from sale of equipment                                               1,718               4
                                                                              --------        --------
        Net cash used in investing activities                                     (155)         (2,105)
                                                                              --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                           50,191          45,750
   Repayments under credit facilities                                          (27,220)        (29,320)
   Proceeds from sale of common stock, net                                         174              78
                                                                              --------        --------

        Net cash provided by financing activities                               23,145          16,508
                                                                              --------        --------

Net increase in cash and temporary cash investments                              1,417             245
Cash and temporary cash investments at beginning of period                       4,322           3,909
                                                                              --------        --------

Cash and temporary cash investments at end of period                          $  5,739        $  4,154
                                                                              ========        ========




                             See accompanying notes

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Books-A-Million, Inc. and its Subsidiaries (the "Company") for the thirteen week period ended May 1, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 30, 1999, included in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of May 1, 1999, and the results of its operations and cash flows for the thirteen week period then ended.

         The Company has experienced, and expects to continue to experience, significant variability in sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

2.  NET INCOME PER SHARE

         Basic net income per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS has been computed based on the average number of shares outstanding including the effect of outstanding stock options, if dilutive, in each respective thirteen week period. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:


                                                              For the Thirteen Weeks Ended
                                                                     (in thousands)
                                                           May 1, 1999           May 2, 1998
                                                           ---------------------------------

    Weighted average shares outstanding:
    Basic                                                     17,946                  17,436
    Dilutive effect of stock options outstanding                 372                      23
                                                              ------------------------------
    Diluted                                                   18,318                  17,459
                                                              ------------------------------


         Options outstanding of 117,000 and 773,000 for the thirteen weeks ended May 1, 1999 and May 2, 1998, respectively, were not included in the table above as they were anti-dilutive.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PENDING ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. This statement is not expected to have a material effect on the Company's financial statements.

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of certain costs of internal-use software. This statement was adopted in fiscal 2000 and did not have a significant impact on the Company's financial statements.

         The AICPA has issued SOP 98-5, Reporting on the Costs of Start-up Activities. This statement provides guidance on the financial reporting of start-up costs and organization costs, and requires these costs to be expensed as incurred. This statement was adopted in fiscal 2000 and did not have a significant impact on the Company's financial statements.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company's specific market area; inflation; economic conditions in general and in the Company's specific market areas; the number of store openings and closings; the profitability of certain product lines, capital expenditures and future liquidity; liability and other claims asserted against the Company; uncertainties related to Year 2000 issues; uncertainties related to the Internet and the Company's Internet initiative; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon the assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RESULTS OF OPERATIONS

         Net sales increased 14.3% to $85.1 million in the thirteen weeks ended May 1, 1999, from $74.5 million in the thirteen weeks ended May 2, 1998. The increase in net sales resulted from comparable store sales increase of 4.9% for the thirteen weeks ended May 1, 1999 as well as net sales from new stores. During the thirteen weeks ended May 1, 1999, three new superstores were opened and the assets of three superstores were acquired.

         Gross profit increased $3.4 million or 17.7% to $22.4 million in the thirteen weeks ended May 1, 1999 from $19.0 million in the thirteen weeks ended May 2, 1998. Gross profit as a percentage of net sales for the thirteen weeks ended May 1, 1999 was 26.3% versus 25.5% in the same period last year. The increase as a percentage of net sales for the thirteen week period was primarily due to lower warehouse distribution costs and lower occupancy costs as a percentage of sales.

         Operating, selling and administrative expenses increased $2.8 million or 18.9% to $17.5 million in the thirteen weeks ended May 1, 1999 from $14.7 million in the thirteen weeks ended May 2, 1998. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended May 1, 1999 increased to 20.6% from 19.8% in the same period last year. The increase in this percentage for the thirteen week period was primarily due to additional expenses for Internet operations and Information Systems.

         Depreciation and amortization increased $199,000 or 6.3% to $3.3 million in the thirteen weeks ended May 1, 1999 from $3.1 million in the thirteen weeks ended May 2, 1998. The increase in depreciation and amortization is primarily the result of the increased number of superstores operated by the Company.

         Interest expense was $1.0 million in the thirteen weeks ended May 1, 1999, versus $1.1 million for the same period last year. This decrease in interest expense reflects reduced borrowings as the result of proceeds received from stock issuances made under the stock option purchase plan during fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the first thirteen weeks of fiscal 2000, the Company's cash requirements have been funded with net cash from operations and with borrowings under the Company's credit facilities. Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The Company has a revolving credit facility that allows borrowings up to $90 million for which no principal repayments are due until the facility expires on June 18, 2003, and an unsecured working capital line of credit for $10 million, which is subject to annual renewal. As of May 1, 1999, $52.4 million was outstanding under these facilities combined. Both credit facilities have certain financial and non financial covenants with which the Company is in compliance. Additionally, as of May 1, 1999, the Company has outstanding borrowings associated with the issuance of an industrial revenue bond totaling $7.5 million.

         The Company's capital expenditures totaled $1.9 million during the first thirteen weeks of fiscal 2000. These expenditures were primarily used to open new stores, perform renovations and make improvements to existing stores and investments in management information systems. Management estimates that capital expenditures for the remainder of fiscal 2000 will be approximately $16.0 million, and that such amounts will be used primarily for new stores, renovations and remodeling of certain existing stores and investments in management information systems. Management believes that existing cash reserves and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 2000.

RELATED PARTY ACTIVITIES

         Certain principal stockholders of the Company have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities (described as "related parties") are summarized in the following paragraph.

         The Company purchases a portion of its inventories for resale from related parties; such purchases were relatively constant at $8.7 million in the thirteen weeks ended May 1, 1999, versus $8.7 million in the thirteen weeks ended May 2, 1998. The Company sells a portion of its inventories to related parties; such sales amounted to $500,000 and $700,000 in the thirteen weeks ended May 1, 1999 and May 2, 1998, respectively. This decrease in related party sales is primarily due to decreased sales of bargain books to related parties. The Company utilizes the logistics services of a related party; such services amounted to $101,000 and $0 in the thirteen weeks ended May 1, 1999 and May 2, 1998, respectively. Management believes these related party activities do not have a significant impact on gross profit.

FINANCIAL POSITION

         During the thirteen weeks ended May 1, 1999, the Company opened three superstores and acquired the assets of three superstores. Inventory and debt balances at May 1, 1999 increased as compared to January 30, 1999 due to seasonal fluctuations in inventory levels and the new superstores opened and acquired during the first quarter of fiscal 2000.

YEAR 2000 COMPLIANCE

         During the thirteen weeks ended May 1, 1999, the Company has continued to evaluate its management information systems to identify and address Year 2000 issues. As part of this evaluation, the Company has classified its Year 2000 issues into the following categories:

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The Company has reviewed the Year 2000 compliance issues and developed an implementation program that is classified into the following categories:

         1.       Evaluation and Initial Assessment

         2.       Remediation/Reprogramming

         3.       Testing

         4.       Contingency Planning

         The Company has completed the evaluation, assessment and reprogramming of all systems, except the point of sale system, and expects to complete Year 2000 testing of all systems by the quarter ending October 30, 1999. The Company plans to continue to rely primarily on internal resources in order to complete these steps. However, third party services will be employed as necessary to meet deadlines.

         The Company's financial systems (excluding sales audit) are third party vendor software programs which have been upgraded and have been certified as Year 2000 compliant by the software vendors. These upgrades were previously planned and were not accelerated due to Year 2000 issues.

         The sales audit system is an in-house program which is not Year 2000 compliant. The system evaluation and reprogramming have been completed and the Company expects to complete testing during the quarter ending July 31, 1999.

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

         The Company's merchandising systems are supported by a combination of in-house developed software and third party software. All third party merchandising software programs are certified as Year 2000 compliant by the software vendor. The in-house merchandising programs are not currently Year 2000 compliant. Evaluation and reprogramming of the in-house programs are complete and testing of the changes to the system for Year 2000 compliance will be completed during the quarter ending July 31, 1999.

         The Company's point of sale system operates the cash registers in the stores. The registers run on a personal computer system using a third party software. Although the point of sale operating system is not Year 2000 compliant, the software has been upgraded in order to accept credit cards with expiration dates beyond December 31, 1999. The system evaluation and reprogramming will be completed during the quarter ending July 31, 1999, with the testing completed by the quarter ending October 30, 1999 to make the system Year 2000 compliant.

         Other information systems that are not critical to daily operations were assessed during the fourth quarter of fiscal 1999 and will be upgraded, if necessary, by the quarter ending October 30, 1999.

         The Company has not deferred any significant information technology projects in order to address the Year 2000 issue.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

         The Company expects to consider contingency plans based on the results of its Year 2000 testing and its assessment of related risks. The Company intends to have this contingency plan for possible Year 2000 issues completed by the quarter ending October 30, 1999.

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

         Amounts expended to date related to Year 2000 compliance have been approximately $90,000. The Company currently expects that the total costs of Year 2000 compliance for the Company's current systems will not exceed $400,000, which may include the lease or purchase of a system on which to do Year 2000 testing. These costs are not expected to have a significant impact on the Company's financial reporting.

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

         None

ITEM 3:  Defaults Upon Senior Securities

         None

ITEM 4:  Submission of Matters of Vote of Security-Holders

   -     Date of Meeting - June 3, 1999

   -     Annual Meeting

   -     Name of each director elected at meeting:

                  Terry C. Anderson

   - Name of each other director whose term of office as director continued after the meeting:

                  Charles C. Anderson
                  Clyde B. Anderson
                  Ronald G. Bruno
                  J. Barry Mason

   -     Other matters voted on at Annual Meeting:

                  i) Ratify the appointment by the Audit Committee of the Board of Directors of Arthur Andersen LLP to serve as the Company's independent auditor for fiscal 2000.

                  ii) Approve an amendment and restatement of the Company's Employee Stock Purchase Plan that will increase the number of shares of Common Stock reserved for purchase by employees under the plan from 100,000 to 200,000.

   -     Results of votes:


                                          Number of Votes      Number of Votes      Number of Votes
                                              Cast For           Cast Against          Abstaining
                                              --------           ------------          ----------

                  Election of                14,417,461             284,042                   0
                  Terry C. Anderson

                  Item i) above              14,221,887             216,435              44,261

                  Item ii) above             14,589,213              88,702              23,588

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

     (B) Reports on Form 8-K
         There were no reports filed on Form 8-K during the thirteen week period ended May 1, 1999

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.









                              BOOKS-A-MILLION, INC.


Date: June 15, 1999

                              by: /s/ Clyde B. Anderson
                                  ----------------------------------------------
                              Clyde B. Anderson
                              President and
                              Chief Executive Officer



Date: June 15, 1999

                              by: /s/ Sandra B. Cochran
                                  ----------------------------------------------
                              Sandra B. Cochran
                              Executive Vice President,
                              Chief Financial Officer
                              and Secretary