Form 10-Q
period 1999-07-31
BOOKS A MILLION INC
filed 1999-09-14
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended: July 31, 1999
                                         -------------

                                     - OR -

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transaction period from          to
                                        ----------  ----------

                         COMMISSION FILE NUMBER 0-20664

                              BOOKS-A-MILLION, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                          63-0798460
         --------                                          ----------
(State or other jurisdiction                  (IRS Employer Identification No.)
incorporation or organization)

   402 INDUSTRIAL LANE, BIRMINGHAM, ALABAMA                35211
   ----------------------------------------                -----
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


                              Yes [X]     No  [ ]

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of July 31, 1999 were 18,076,846 shares.

                         PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                     July 31, 1999   January 30, 1999
                                                                     -------------   ---------------
ASSETS
CURRENT ASSETS:
  Cash and temporary cash investments                                  $   4,518         $   4,322
  Accounts receivable, net                                                 8,865            12,282
  Related party receivable                                                 3,144             3,998
  Inventories                                                            194,578           175,211
  Prepayments and other                                                    3,931             2,938
  Deferred income taxes                                                    4,081             3,715
                                                                       ---------         ---------
    TOTAL CURRENT ASSETS                                                 219,117           202,466
                                                                       ---------         ---------

PROPERTY AND EQUIPMENT:
  Land                                                                       628               628
  Buildings                                                                5,379             7,142
  Equipment                                                               34,153            33,087
  Furniture and fixtures                                                  34,567            34,416
  Leasehold improvements                                                  42,157            41,434
  Construction-in-process                                                    666               299
                                                                       ---------         ---------
                                                                         117,550           117,006
  Less-accumulated depreciation and amortization                          55,357            49,629
                                                                       ---------         ---------
    NET PROPERTY AND EQUIPMENT                                            62,193            67,377
                                                                       ---------         ---------

OTHER ASSETS:
  Goodwill, net                                                            1,474             1,495
  Other                                                                      230               213
                                                                       ---------         ---------
    TOTAL OTHER ASSETS                                                     1,704             1,708
                                                                       ---------         ---------
    TOTAL ASSETS                                                       $ 283,014         $ 271,551
                                                                       =========         =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable:
    Trade                                                              $  85,247         $  94,249
    Related party                                                          8,034             9,014
  Accrued expenses                                                        13,746            14,705
  Accrued income taxes                                                        --               476
  Notes payable                                                           22,251                --
                                                                       ---------         ---------
    TOTAL CURRENT LIABILITIES                                            129,278           118,444
                                                                       ---------         ---------

LONG TERM DEBT                                                            36,944            36,944
                                                                       ---------         ---------
DEFERRED INCOME TAXES                                                      1,158             1,141
                                                                       ---------         ---------

STOCKHOLDERS' INVESTMENT:
  Preferred stock, $.01 par value, 1,000,000 shares authorized,
    no shares outstanding                                                     --                --
  Common stock, $.01 par value, 30,000,000 shares authorized,
    18,076,846 and 18,016,525 shares issued and outstanding at
    July 31, 1999 and January 30, 1999 respectively                          181               180
  Additional paid-in capital                                              70,406            70,124
  Treasury stock at cost (81,600 shares at July 31, 1999)                   (252)             (252)
  Retained earnings                                                       45,299            44,970
                                                                       ---------         ---------
    TOTAL STOCKHOLDERS' INVESTMENT                                       115,634           115,022
                                                                       ---------         ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                     $ 283,014         $ 271,551
                                                                       =========         =========




                             See accompanying notes

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                       ------------------------------      ---------------------------------
                                                       July 31, 1999   August 1, 1998      July 31, 1999      August 1, 1998
                                                       -------------   --------------      -------------      --------------
NET SALES                                                 $89,878          $ 77,955           $175,005          $152,424
  Cost of products sold (including warehouse
  distribution and store occupancy costs) (1)              66,514            58,542            129,284           114,016
                                                          -------           -------           --------          --------

GROSS PROFIT                                               23,364            19,413             45,721            38,408
  Operating, selling and administrative expenses           18,793            15,870             36,291            30,587
  Depreciation and amortization                             3,375             3,192              6,717             6,335
                                                          -------           -------           --------          --------

OPERATING INCOME                                            1,196               351              2,713             1,486
  Interest expense, net                                     1,165             1,179              2,182             2,298
                                                          -------           -------           --------          --------

INCOME (LOSS) BEFORE INCOME TAXES                              31              (828)               531              (812)
  Provision (Benefit) for income taxes                         12              (314)               202              (308)
                                                          -------           -------           --------          --------

NET INCOME (LOSS)                                         $    19           $  (514)          $    329          $   (504)
                                                          =======           =======           ========          ========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                                 17,984            17,444             17,965            17,440
                                                          =======           =======           ========          ========

NET INCOME (LOSS) PER SHARE - BASIC                       $  0.00           $ (0.03)          $   0.02          $  (0.03)
                                                          =======           =======           ========          ========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED                               18,231            17,444             18,273            17,440
                                                          =======           =======           ========          ========

NET INCOME (LOSS) PER SHARE - DILUTED                     $  0.00           $ (0.03)          $   0.02          $  (0.03)
                                                          =======           =======           ========          ========



(1) Inventory purchases from related parties were $6,165, $8,660, $14,841 and $17,384, respectively, for each of the periods presented.







                             See accompanying notes

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                              TWENTY-SIX WEEKS ENDED
                                                                       ----------------------------------

                                                                       JULY 31, 1999         AUGUST 1, 1998
                                                                       -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                                          $    329               $   (504)
                                                                            --------               --------
 Adjustments to reconcile net income to net cash used in
 operating activities:
  Depreciation and amortization                                                6,717                  6,335
  Loss on disposal of property and equipment                                      71                     65
  Change in deferred income taxes                                               (349)                  (162)
  (Increase) decrease in current assets:
     Accounts receivable                                                       3,417                  2,031
     Related party receivable                                                    854                  3,706
     Inventories                                                             (19,367)               (21,537)
     Prepayments and other                                                    (1,041)                (1,155)
  Increase (decrease) in current liabilities:
     Accounts payable                                                         (9,982)                 5,598
     Accrued income taxes                                                       (476)                (2,730)
     Accrued expenses                                                           (961)                (2,532)
                                                                            --------               --------
     Total adjustments                                                       (21,117)               (10,381)
                                                                            --------               --------

     Net cash used in operating activities                                   (20,788)               (10,885)
                                                                            --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                        (3,270)                (7,094)
  Proceeds from sale of equipment                                              1,720                     86
                                                                            --------               --------
      Net cash used in investing activities                                   (1,550)                (7,008)
                                                                            --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities                                          89,021                 78,060
  Repayments under credit facilities                                         (66,770)               (60,570)
  Proceeds from sale of common stock, net                                        283                     78
                                                                            --------               --------

      Net cash provided by financing activities                               22,534                 17,568
                                                                            --------               --------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                   196                   (325)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                     4,322                  3,909
                                                                            --------               --------

CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                        $  4,518               $  3,584
                                                                            ========               ========




                             See accompanying notes

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Books-A-Million, Inc. and its Subsidiaries (the "Company") for the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998, have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 30, 1999, included in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of July 31, 1999, and the results of its operations and cash flows for the thirteen and twenty-six week periods then ended.

         The Company has experienced, and expects to continue to experience, significant variability in sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

PRIOR YEAR RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to current year presentation.

2.  NET INCOME PER SHARE

         Basic net income per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS has been computed based on the average number of shares outstanding including the effect of outstanding stock options, if dilutive, in each respective thirteen and twenty-six week period. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:


                                                   For the Thirteen Weeks Ended
                                                         (in thousands)
                                                  July 31, 1999  August 1, 1998
                                                  -------------  --------------
Weighted average shares outstanding:
Basic                                                    17,984          17,444
Dilutive effect of stock options outstanding                247               0
                                                  -------------  --------------
Diluted                                                  18,231          17,444
                                                  -------------  --------------




                                                  For the Twenty-Six Weeks Ended
                                                         (in thousands)
                                                  July 31, 1999  August 1, 1998
                                                  -------------  --------------
Weighted average shares outstanding:
Basic                                                    17,965          17,440
Dilutive effect of stock options outstanding                308               0
                                                  -------------  --------------
Diluted                                                  18,273          17,440
                                                  -------------  --------------



         Options outstanding of 457,540 and 429,600 for the thirteen weeks and twenty-six weeks ended July 31, 1999 and outstanding options of 1,532,670 and 1,531,970 for the thirteen and twenty-six weeks ended August 1, 1998 were not included in the table above as they were anti-dilutive.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PENDING ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was originally to be adopted by the year 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends FASB Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000 (February 4, 2001, for the Company). The Company has not yet quantified the impact of adopting this statement on its financial statements; however, the adoption is not expected to have a material impact on the Company's financial statements.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company's specific market area; inflation; economic conditions in general and in the Company's specific market areas; the number of store openings and closings; the profitability of certain product lines, capital expenditures and future liquidity; liability and other claims asserted against the Company; uncertainties related to Year 2000 issues; uncertainties related to the Internet and the Company's Internet initiative; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon the assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RESULTS OF OPERATIONS

         Net sales increased 15.3% to $89.9 million in the thirteen weeks ended July 31, 1999, from $78.0 million in the thirteen weeks ended August 1, 1998. Net sales increased 14.8% to $175.0 million in the twenty-six weeks ended July 31, 1999, from $152.4 million in the twenty-six weeks ended August 1, 1998. For the thirteen and twenty-six weeks ended July 31, 1999, the increase in net sales resulted from new store sales combined with comparable store sales increases of 5.4% and 5.1% for the thirteen and twenty-six weeks ended July 31, 1999, respectively. During the thirteen weeks ended July 31, 1999, one superstore was opened.

         Gross profit increased $4.0 million or 20.4% to $23.4 million in the thirteen weeks ended July 31, 1999 from $19.4 million in the thirteen weeks ended August 1, 1998, and in the twenty-six weeks ended July 31, 1999, gross profit increased 19.0% to $45.7 million from $38.4 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended July 31, 1999 was 26.0% versus 24.9% in the same period last year. Gross profit as a percentage of net sales for the twenty-six weeks ended July 31, 1999, was 26.1% versus 25.2% in the same period last year. The increase as a percentage of net sales for both the thirteen and twenty-six week periods was due to lower warehouse distribution and occupancy costs as a percentage of net sales.

         Operating, selling and administrative expenses increased $2.9 million or 18.4% to $18.8 million in the thirteen weeks ended July 31, 1999, from $15.9 million in the thirteen weeks ended August 1, 1998, and in the twenty-six weeks ended July 31, 1999, operating, selling and administrative expenses increased 18.7% to $36.3 million from $30.6 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended July 31, 1999, increased to 20.9% from 20.4% in the same period last year. For the twenty-six week period operating, selling and administrative expenses as a percentage of net sales increased to 20.7% from 20.1% in the same period last year. The increase in this percentage for the thirteen and twenty-six week periods was primarily due to additional expenses for Internet operations.

         Depreciation and amortization increased $0.2 million or 5.7% to $3.4 million in the thirteen weeks ended July 31, 1999, from $3.2 million in the thirteen weeks ended August 1, 1998, and in the twenty-six week period depreciation and amortization increased $0.4 million or 6.0% to $6.7 million from $6.3 million in the same period last year. The increase in depreciation and amortization is primarily the result of the increased number of superstores operated by the Company.

         Interest expense was constant at $1.2 million for the thirteen weeks ended July 31, 1999 and August 1, 1998. Interest expense was relatively constant at $2.2 million for the twenty-six week period ended July 31, 1999 versus $2.3 million in the year earlier period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         During the first twenty-six weeks of fiscal 2000, the Company's cash requirements have been funded with net cash from operations and with borrowings under the Company's credit facilities. Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

         The Company has a revolving credit facility that allows borrowings up to $90 million for which no principal repayments are due until the facility expires on June 18, 2003, and an unsecured working capital line of credit for $10 million, which is subject to annual renewal. As of July 31, 1999, $51.7 million was outstanding under these facilities combined. Both credit facilities have certain financial and non-financial covenants with which the Company is in compliance. Additionally, as of July 31, 1999, the Company has outstanding borrowings associated with the issuance of an industrial revenue bond totaling $7.5 million.

         The Company's capital expenditures totaled $3.3 million during the first twenty-six weeks of fiscal 2000. These expenditures were primarily used to open new stores, perform renovations and improvements to existing stores and invest in management information systems and general corporate purposes. Management estimates that capital expenditures for the remainder of fiscal 2000 will be approximately $13.6 million, and that such amounts will be used primarily for new stores, renovations and remodeling of certain existing stores and investments in management information systems. Management believes that existing cash reserves and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 2000.

         When necessary, the Company establishes certain reserves for the closing of under-performing stores. Management feels that this year's activity will not significantly vary from the number of closings in the prior year.

RELATED PARTY ACTIVITIES

         Certain principal stockholders of the Company have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities (described as "related parties") are summarized in the following paragraph.

         The Company purchases a portion of its inventories for resale from related parties; such purchases were $14.8 million in the twenty-six weeks ended July 31, 1999, versus $17.4 million in the twenty-six weeks ended August 1, 1998. The decrease in related party purchases is primarily due to lower cost of purchases. The Company sells a portion of its inventories to related parties; such sales amounted to $0.9 million and $1.7 million in the twenty-six weeks ended July 31, 1999 and August 1, 1998, respectively. This decrease in related party sales is primarily due to decreased sales of bargain books to related parties. Management believes these related party activities do not have a significant impact on gross profit.

FINANCIAL POSITION

         During the twenty-six weeks ended July 31, 1999, the Company opened seven superstores. Inventory and debt balances at July 31, 1999 increased as compared to January 30, 1999 due to seasonal fluctuations in inventory levels and the seven new superstores opened during the first half of fiscal 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT PROMOTIONS

         On August 25, 1999, the Company announced that Sandra B. Cochran has been promoted to President from Executive Vice President and Chief Financial Officer. Cochran joined Books-A-Million in 1992 as Vice President-Finance. She was promoted to Chief Financial Officer in 1993 and became Executive Vice President in 1996.

         Richard S. Wallington has been promoted to Chief Financial Officer from his present position as the Company's Vice President and Controller. Wallington, who is a CPA, joined Books-A-Million in 1993 as Controller.

         The Company also announced that Charles C. Anderson plans to retire as Chairman effective January 29, 2000, the end of the Company's fiscal year. He will continue to serve as Director. Effective with Mr. Anderson's retirement, Clyde B. Anderson, Chief Executive Officer of the Company since 1992, will take on the additional responsibility of Chairman.


YEAR 2000 COMPLIANCE

         During the twenty-six weeks ended July 31, 1999, the Company has continued to evaluate its management information systems to identify and address Year 2000 issues. As part of this evaluation, the Company has classified its Year 2000 issues into the following categories:

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

         The Company has reviewed the Year 2000 compliance issues and developed an implementation program that is classified into the following categories:

                  1.       Evaluation and Initial Assessment

                  2.       Remediation/Reprogramming

                  3.       Testing

                  4.       Contingency Planning

         The Company has completed the evaluation, assessment and reprogramming of all systems and expects to complete Year 2000 remediation and testing of all systems by the quarter ending October 30, 1999. The Company plans to continue to rely primarily on internal resources in order to complete these steps. However, third party services will be employed as necessary to meet deadlines.

         The Company's financial systems (excluding sales audit) are third party vendor software programs which have been upgraded and have been certified as Year 2000 compliant by the software vendors. These upgrades were previously planned and were not accelerated due to Year 2000 issues.

         The Sales Audit system (an in-house system) evaluation, reprogramming, testing, and implementation (put into production) were completed during the quarter ended July 31, 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The Company's distribution systems (excluding the returns system) are third party vendor software programs which are certified as Year 2000 compliant by the software vendor.

         The returns system was evaluated during fiscal 1999. Few date sensitive processes were identified in the programs, which mitigates the Year 2000 compliance risk. Reprogramming, testing, and implementation were completed during the quarter ended July 31, 1999.

         The Company's merchandising systems are supported by a combination of in-house developed software and third party software. All third party merchandising software programs are certified as Year 2000 compliant by the software vendor. Evaluation, reprogramming, testing, and implementation of the in-house programs were completed during the quarter ended July 31, 1999.

         The Company's point of sale system operates the cash registers in the stores. The registers run on a personal computer system using third party software. Although the point of sale operating system is not Year 2000 compliant, the software has been upgraded in order to accept credit cards with expiration dates beyond December 31, 1999. The system evaluation, reprogramming and testing was completed during the quarter ending July 31, 1999. The modified version (as per the changes stated above) of this system will be active in all retail store locations by the quarter ending October 30, 1999.

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

         Additionally, the Company is in the process of communicating with third parties in order to assess their Year 2000 readiness and the extent to which the Company may be vulnerable to any third parties' failure to remedy their Year 2000 issues. The Company is trying to obtain written confirmation of third parties Year 2000 compliance. However, the Company cannot assure timely compliance of third parties and may be adversely affected by failure of a significant third party to become Year 2000 compliant.

         Amounts expended to date related to Year 2000 compliance have been approximately $300,000. The Company currently expects that the total costs of Year 2000 compliance for the Company's current systems will not exceed $500,000. These costs are not expected to have a significant impact on the Company's financial reporting.

         The costs associated with Year 2000 compliance are based on management's current views with respect to future events and may be updated as additional information becomes available. Please refer to the Special Note Regarding Forward Looking Statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

MARKET RISK

         The Company is subject to market risk from interest rate fluctuations involving its credit facilities. The average amount of debt outstanding under the Company's credit facilities was $59.0 million during fiscal 1999. However, the Company utilizes both fixed and variable debt to manage this exposure. On February 9, 1998, the Company entered into an interest rate swap agreement that carries a notional principal amount of $30.0 million. The swap effectively fixes the interest rate on $30.0 million of variable rate debt at 6.73%. The swap agreement expires on February 9, 2003. A hypothetical increase or decrease of 10% in interest rates would not have a material impact on the Company's financial condition and results of operations.

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

         (B)      Reports on Form 8-K

                  There were no reports filed on Form 8-K during the thirteen week period ended July 31, 1999

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.









                           BOOKS-A-MILLION, INC.


Date: September 14, 1999

                                   by:/s/ Clyde B. Anderson
                                      ---------------------
                                   Clyde B. Anderson
                                   Chief Executive Officer



Date: September 14, 1999

                                   by:/s/ Richard S. Wallington
                                      -------------------------
                                   Richard S. Wallington
                                   Chief Financial Officer