Form 10-Q
period 1999-10-30
BOOKS A MILLION INC
filed 1999-12-14
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.


                For the quarterly period ended: October 30, 1999
                                                ----------------

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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


                          Yes  [X]      No   [ ]

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of October 30, 1999 were 18,076,846 shares.

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

ASSETS                                                                October 30, 1999  January 30, 1999
                                                                      ----------------  ----------------
CURRENT ASSETS:                                                       $                 $
   Cash and temporary cash investments                                        5,839             4,322
   Accounts receivable, net                                                  11,313            16,280
   Inventories                                                              222,194           175,211
   Prepayments and other                                                      4,527             2,938
   Deferred income taxes                                                      4,380             3,715
                                                                          ---------         ---------
       TOTAL CURRENT ASSETS                                                 248,253           202,466
                                                                          ---------         ---------

PROPERTY AND EQUIPMENT:
   Gross property and equipment                                             121,245           117,006
   Less-accumulated depreciation and amortization                            58,645            49,629
                                                                          ---------         ---------
       NET PROPERTY AND EQUIPMENT                                            62,600            67,377
                                                                          ---------         ---------

OTHER ASSETS:
   Goodwill, net                                                              1,463             1,495
   Other                                                                        212               213
                                                                          ---------         ---------
       TOTAL OTHER ASSETS                                                     1,675             1,708
                                                                          ---------         ---------
       TOTAL ASSETS                                                       $ 312,528         $ 271,551
                                                                          =========         =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Accounts payable                                                       $ 118,545         $ 103,263
   Accrued expenses                                                          16,465            14,705
   Accrued income taxes                                                          --               476
   Notes payable                                                             24,495                --
                                                                          ---------         ---------
       TOTAL CURRENT LIABILITIES                                            159,505           118,444
                                                                          ---------         ---------

LONG TERM DEBT                                                               36,944            36,944
                                                                          ---------         ---------
DEFERRED INCOME TAXES                                                         1,373             1,141
                                                                          ---------         ---------

STOCKHOLDERS' INVESTMENT:
   Preferred stock, $.01 par value, 1,000,000 shares                             --                --
     authorized, no shares outstanding
   Common stock, $.01 par value, 30,000,000 shares authorized,
     18,076,846 and 18,016,525 shares issued and outstanding at
     October 30, 1999 and January 30, 1999, respectively                        181               180
   Additional paid-in capital                                                70,402            70,124
   Less treasury stock at cost (81,600 shares at October 30, 1999)             (252)             (252)
   Retained earnings                                                         44,375            44,970
                                                                          ---------         ---------
       TOTAL STOCKHOLDERS' INVESTMENT                                       114,706           115,022
                                                                          ---------         ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                     $ 312,528         $ 271,551
                                                                          =========         =========










                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                        Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                                    ----------------------------      -----------------------------
                                                    October 30,      October 31,      October 30,       October 31,
                                                        1999             1998             1999              1998
                                                    -----------      -----------      -----------      ------------
NET SALES                                             $ 91,162         $ 78,962         $ 266,167         $ 231,386
   Cost of products sold (including warehouse
   distribution and store occupancy costs) (1)          69,081           60,242           198,365           174,258
                                                      --------         --------         ---------         ---------

GROSS PROFIT                                            22,081           18,720            67,802            57,128
   Operating, selling and administrative expenses       18,983           16,378            55,274            46,965
   Depreciation and amortization                         3,417            3,368            10,134             9,703
                                                      --------         --------         ---------         ---------

OPERATING INCOME (LOSS)                                   (319)          (1,026)            2,394               460
   Interest expense, net                                 1,172            1,328             3,354             3,626
                                                      --------         --------         ---------         ---------

LOSS BEFORE INCOME TAXES                                (1,491)          (2,354)             (960)           (3,166)
   Benefit from income taxes                              (567)            (895)             (365)           (1,203)
                                                      --------         --------         ---------         ---------

NET LOSS                                              $   (924)        $ (1,459)        $    (595)        $  (1,963)
                                                      ========         ========         =========         =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                              17,995           17,404            17,957            17,428
                                                      ========         ========         =========         =========
NET LOSS PER SHARE - BASIC                            $  (0.05)        $  (0.08)        $   (0.03)        $   (0.11)
                                                      ========         ========         =========         =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED                            17,995           17,404            17,957            17,428
                                                      ========         ========         =========         =========
NET LOSS PER SHARE - DILUTED                          $  (0.05)        $  (0.08)        $   (0.03)        $   (0.11)
                                                      ========         ========         =========         =========




(1) Inventory purchases from related parties were $9,094, $7,795, $23,935 and $27,578 respectively, for each of the periods presented above.




















                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                               THIRTY-NINE WEEKS ENDED
                                                                      --------------------------------------
                                                                      OCTOBER 30, 1999      OCTOBER 31, 1998
                                                                      ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                               $    (595)            $  (1,963)
                                                                          ---------             ---------
   Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation and amortization                                           10,134                 9,703
     Loss on disposal of property and equipment                                  78                    75
     Change in deferred income taxes                                           (433)                 (841)
     (Increase) decrease in current assets:
     Accounts receivable                                                      4,967                  (963)
        Inventories                                                         (46,983)              (41,947)
        Prepayments and other                                                (1,636)               (2,058)
     Increase (decrease) in current liabilities:
        Accounts payable                                                     15,282                16,686
        Accrued income taxes                                                   (476)               (2,730)
        Accrued expenses                                                      1,753                 1,631
                                                                          ---------             ---------
        Total adjustments                                                   (17,314)              (20,444)
                                                                          ---------             ---------

        Net cash used in operating activities                               (17,909)              (22,407)
                                                                          ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                      (7,069)              (10,899)
   Proceeds from sale of equipment                                            1,721                   116
                                                                          ---------             ---------
        Net cash used in investing activities                                (5,348)              (10,783)
                                                                          ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                       130,911               123,315
   Repayments under credit facilities                                      (106,416)              (90,375)
   Purchase of treasury stock                                                    --                  (252)
   Proceeds from sale of common stock, net                                      279                    78
                                                                          ---------             ---------

        Net cash provided by financing activities                            24,774                32,766
                                                                          ---------             ---------

Net increase (decrease) in cash and temporary cash investments                1,517                  (424)
Cash and temporary cash investments at beginning of period                    4,322                 3,909
                                                                          ---------             ---------

Cash and temporary cash investments at end of period                      $   5,839             $   3,485
                                                                          =========             =========








                             SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Books-A-Million, Inc. and its Subsidiaries (the "Company") for the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998, have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 30, 1999, included in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of October 30, 1999, and the results of its operations and cash flows for the thirteen and thirty-nine week periods then ended.

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


2.  NET INCOME PER SHARE

         Basic net income per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS has been computed based on the average number of shares outstanding including the effect of outstanding stock options, if dilutive, in each respective thirteen and thirty-nine week period. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:


                                                                        For the Thirteen Weeks Ended
                                                                               (in thousands)
                                                           October 30, 1999                        October 31, 1998
                                                          ---------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                17,995                                  17,404
Dilutive effect of stock options outstanding                              0                                       0
                                                          ---------------------------------------------------------
Diluted                                                              17,995                                  17,404
                                                          ---------------------------------------------------------

                                                                       For the Thirty-Nine weeks Ended
                                                                               (in thousands)
                                                           October 30, 1999                        October 31, 1998
                                                          ---------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                17,957                                  17,428
Dilutive effect of stock options outstanding                              0                                       0
                                                          ---------------------------------------------------------
Diluted                                                              17,957                                  17,428
                                                          ---------------------------------------------------------

         Options outstanding of 1,231,058 and 1,210,349 for the thirteen weeks and thirty-nine weeks ended October 30, 1999 and outstanding options of 1,405,610 and 1,389,625 for the thirteen and thirty-nine weeks ended October 31, 1998 were not included in the table above as they were anti-dilutive.

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

RESULTS OF OPERATIONS

         Net sales increased 15.5% to $91.2 million in the thirteen weeks ended October 30, 1999, from $79.0 million in the thirteen weeks ended October 31, 1998. Net sales increased 15.0% to $266.2 million in the thirty-nine weeks ended October 30, 1999, from $231.4 million in the thirty-nine weeks ended October 31, 1998. For the thirteen and thirty-nine weeks ended October 30, 1999, the increase in net sales resulted from new store sales combined with comparable store sales increases of 12.2% and 7.5% for the thirteen and thirty-nine weeks ended October 30, 1999, respectively. During the thirteen weeks ended October 30, 1999, three superstores were opened.

         Gross profit increased $3.4 million or 18.0% to $22.1 million in the thirteen weeks ended October 30, 1999 from $18.7 million in the thirteen weeks ended October 31, 1998, and in the thirty-nine weeks ended October 30, 1999, gross profit increased 18.7% to $67.8 million from $57.1 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended October 30, 1999 was 24.2% versus 23.7% in the same period last year. Gross profit as a percentage of net sales for the thirty-nine weeks ended October 30, 1999, was 25.5% versus 24.7% in the same period last year. The increase as a percentage of net sales for both the thirteen and thirty-nine week periods was due to lower warehouse distribution and occupancy costs as a percentage of net sales.

         Operating, selling and administrative expenses increased $2.6 million or 15.9% to $19.0 million in the thirteen weeks ended October 30, 1999, from $16.4 million in the thirteen weeks ended October 31, 1998, and in the thirty-nine weeks ended October 30, 1999, operating, selling and administrative expenses increased 17.7% to $55.3 million from $47.0 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended October 30, 1999, increased slightly to 20.8% from 20.7% in the same period last year. For the thirty-nine week period operating, selling and administrative expenses as a percentage of net sales increased to 20.8% from 20.3% in the same period last year. The increase in this percentage for the thirteen and thirty-nine week periods was primarily due to additional expenses for Internet operations.

         Depreciation and amortization remained flat at $3.4 million in the thirteen weeks ended October 30, 1999, versus $3.4 million in the thirteen weeks ended October 31, 1998, and in the thirty-nine week period depreciation and amortization increased $0.4 million or 4.4% to $10.1 million from $9.7 million in the same period last year. The increase in depreciation and amortization is primarily the result of the increased number of superstores operated by the Company.

         Interest expense was $1.2 million in the thirteen weeks ended October 30, 1999, versus $1.3 million for the same period last year, and in the thirty-nine week period interest expense decreased to $3.4 million from $3.6 million in the same period last year. This decrease in interest expense resulted from reduced borrowings as the result of our positive comparable store sales.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         During the first thirty-nine weeks of fiscal 2000, the Company's cash requirements have been funded with net cash from operations and with borrowings under the Company's credit facilities. Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

         The Company has a revolving credit facility that allows borrowings up to $90 million for which no principal repayments are due until the facility expires on June 18, 2003, and an unsecured working capital line of credit for $10 million, which is subject to annual renewal. As of October 30, 1999, $53.9 million was outstanding under these facilities combined. Both credit facilities have certain financial and non-financial covenants with which the Company is in compliance. Additionally, as of October 30, 1999, the Company has outstanding borrowings associated with the issuance of an industrial revenue bond totaling $7.5 million.

         The Company's capital expenditures totaled $7.1 million during the first thirty-nine weeks of fiscal 2000. These expenditures were primarily used to open new stores, perform renovations and improvements to existing stores and invest in management information systems and general corporate purposes. Management estimates that capital expenditures for the remainder of fiscal 2000 will be approximately $3.0 million, and that such amounts will be used primarily for new stores, renovations and remodeling of certain existing stores and investments in management information systems. Management believes that existing cash reserves and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 2000.

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

         The Company purchases a portion of its inventories for resale from related parties; such purchases were $23.9 million in the thirty-nine weeks ended October 30, 1999, versus $27.6 million in the thirty-nine weeks ended October 31, 1998. The decrease in related party purchases is primarily due to lower cost of purchases. The Company sells a portion of its inventories to related parties; such sales amounted to $2.1 million and $3.1 million in the thirty-nine weeks ended October 30, 1999 and October 31, 1998, respectively. This decrease in related party sales is primarily due to decreased sales of bargain books to related parties. The Company utilizes the logistics services of a related party; such services amounted to $348,000 and $0 in the thirty-nine weeks ended October 30, 1999 and October 31, 1998, respectively. Management believes these related party activities do not have a significant impact on gross profit.

FINANCIAL POSITION

         During the thirty-nine weeks ended October 30, 1999, the Company opened ten superstores. Inventory and debt balances at October 30, 1999 increased as compared to January 30, 1999 due to seasonal fluctuations in inventory levels and the ten new superstores opened during the first three quarters of fiscal 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 COMPLIANCE

         During the thirty-nine weeks ended October 30, 1999, the Company has continued to evaluate its management information systems to identify and address Year 2000 issues. As part of this evaluation, the Company has classified its Year 2000 issues into the following categories:

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

         The Company has reviewed the Year 2000 compliance issues and developed an implementation program that is classified into the following categories:

                  1.       Evaluation and Initial Assessment

                  2.       Remediation/Reprogramming

                  3.       Testing

                  4.       Contingency Planning

         The Company has completed the evaluation, assessment, reprogramming and testing of all information systems. The Company has developed a contingency plan for possible Year 2000 issues for both store and corporate operations. The Company plans to continue to rely primarily on internal resources related to the contingency plans. However, third party services will be employed as necessary.

         The Company's financial systems (excluding sales audit) are third party vendor software programs which have been upgraded and have been certified as Year 2000 compliant by the software vendors. The financial systems were tested by the Company as well to ensure Year 2000 compliance. These upgrades were previously planned and were not accelerated due to Year 2000 issues.

         The Sales Audit system (an in-house system) evaluation, reprogramming, testing, and implementation (put into production) were completed during the quarter ended July 31, 1999.

         The Company's distribution systems (excluding the returns system) are third party vendor software programs which are certified as Year 2000 compliant by the software vendor, and were tested by the Company to ensure Year 2000 compliance.

         The returns system was evaluated during fiscal 1999. Few date sensitive processes were identified in the programs, which mitigates the Year 2000 compliance risk. Reprogramming, testing, and implementation were completed during the quarter ended July 31, 1999.

         The Company's merchandising systems are supported by a combination of in-house developed software and third party software. All third party merchandising software programs are certified as Year 2000 compliant by the software vendor, and were tested by the Company to ensure Year 2000 compliance. Evaluation, reprogramming, testing, and implementation of the in-house programs were completed during the quarter ended July 31, 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The Company's point of sale system operates the cash registers in the stores. The registers run on a personal computer system using third party software. The point of sale operating system has been upgraded to be Year 2000 compliant. The system evaluation, reprogramming and testing were completed during the quarter ending October 30, 1999. The modified version of this system is active in all retail store locations.

         Other information systems that are not critical to daily operations were assessed during the fourth quarter of fiscal 1999 and have been upgraded, if necessary.

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

         Additionally, the Company has communicated with third parties in order to assess their Year 2000 readiness and the extent to which the Company may be vulnerable to any third party's failure to remedy its Year 2000 issues. The Company is trying to obtain written confirmation of third parties Year 2000 compliance. However, the Company cannot assure timely compliance of third parties and may be adversely affected by failure of a significant third party to become Year 2000 compliant.

         Amounts expended to date related to Year 2000 compliance have been approximately $440,000. The Company currently expects that the total costs of Year 2000 compliance for the Company's current systems will not exceed $500,000. These costs are not expected to have a significant impact on the Company's financial reporting.

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

ITEM 2:  Changes in Securities

                  None

ITEM 3:  Defaults Upon Senior Securities

                  None

ITEM 4:  Submission of Matters of Vote of Security.  Holders

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

         (B)      Reports on Form 8-K

                  There were no reports filed on Form 8-K during the thirteen week period ended October 30, 1999

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.









                              BOOKS-A-MILLION, INC.


   Date: December 14, 1999

                                          by:/s/ Clyde B. Anderson
                                             -----------------------
                                          Clyde B. Anderson
                                          Chief Executive Officer



   Date: December 14, 1999

                                          by:/s/ Richard S. Wallington
                                             -----------------------
                                          Richard S. Wallington
                                          Chief Financial Officer