Form 10-K
period 2000-01-29
BOOKS A MILLION INC
filed 2000-04-28
CIK 891919

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

For the fiscal year ended January 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to ______________

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of April 17, 2000 (based on the closing sale price as reported on the NASDAQ National Market on such date), was $50,797,958.

         The number of shares outstanding of the Registrant's Common Stock as of April 17, 2000 was 18,091,815.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the fiscal year ended January 29, 2000 are incorporated by reference into Part II of this report.

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2000 are incorporated by reference into Part III of this report.

                                     PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company's specific market areas; inflation; economic conditions in general and in the Company's specific market areas; the number of store openings and closings; the profitability of certain product lines, capital expenditures and future liquidity; liability and other claims asserted against the Company; uncertainties related to the Internet and the Company's Internet initiative ; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1. BUSINESS

GENERAL

         Books-A-Million, Inc. (the "Company" or the "Registrant") is a leading book retailer and is one of the dominant book retailers in the southeastern United States. The Company, which was founded in 1917, has developed three distinct store formats to address the various market areas it serves. Superstores, the first of which was opened in 1988, average approximately 20,000 square feet and operate under the name "Books-A-Million." Combination book and greeting card stores, which are operated under the name "Bookland," have approximately 4,500 square feet and are generally located in smaller markets that do not readily sustain stand-alone book and greeting card stores. "Traditional" bookstores, also operated under the name "Bookland," have approximately 3,500 square feet and are located primarily in malls. All store formats offer an extensive selection of best sellers and other hardcover and paperback books, magazines, newspapers, cards and gifts. In addition to the retail store formats, the Company offers its products over the Internet at Booksamillion.com and Joemuggs.com. The Company is also a wholesaler of books to, among others, bookstores, wholesale clubs, supermarkets, department stores and mass merchandisers. Additionally, the Company has a subsidiary which provides website development and maintenance services.

         The Company was originally incorporated under the laws of the State of Alabama in 1964 and was reincorporated in Delaware in September 1992. The principal executive offices of the Company are located at 402 Industrial Lane, Birmingham, Alabama 35211, and its telephone number is (205) 942-3737. Unless the context otherwise requires, references to the Company include its wholly owned subsidiaries, American Wholesale Book Company, Inc. ("American Wholesale"), American Internet Services, Inc. ("AIS") and NetCentral, Inc. ("NetCentral").

BOOKS-A-MILLION SUPERSTORES

         The Company opened its first Books-A-Million superstore in April 1988. The Company developed its superstores to capitalize on the growing consumer demand for the convenience, selection and value associated with the superstore retailing format. Each superstore is designed to be a receptive and open environment conducive to browsing and reading and includes ample space for promotional events open to the public, including book autograph sessions and children's storytelling. The Company operates 135 Books-A-Million superstores as of January 29, 2000.

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

BOOKLAND STORES

         The Company's Bookland stores utilize two formats, the combination and traditional store formats, which are tailored to the size, demographics and competitive conditions of the particular market area. Combination stores average approximately 4,500 square feet and carry a broad selection of best sellers and other hardcover and paperback books, bargain books, magazines, gifts and greeting cards. Because of the increased customer traffic it generates, the combination store format has been particularly successful in smaller market areas that do not readily sustain stand-alone book and greeting card stores. The Company has 24 combination stores as of January 29, 2000.

         The Company's traditional bookstores average approximately 3,500 square feet and offer a wide selection of best sellers and other hardcover and paperback books, magazines and newspapers. The Company's traditional bookstores are located in multiple types of market areas, but are generally located in market areas that are larger than those in which combination stores are located. The Company has 21 traditional bookstores as of January 29, 2000.

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

INTERNET INITIATIVE

         The Company, through its wholly owned subsidiary, AIS, sells a broad range of products over the Internet under the name Booksamillion.com. Products sold by Booksamillion.com are similar to that sold in the Company's Books-A-Million superstores and include a wide selection of books, magazines and gift items. Booksamillion.com also operates an online cafe on its web site under the name Joemuggs.com. Joemuggs.com offers a wide selection of whole bean coffee, confections and related gift items for purchase over the Internet. The Company is assisted in its Internet development efforts through its wholly owned subsidiary, NetCentral, Inc.

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

         The Company purchases merchandise from over 500 vendors. The Company purchases, the majority of its music inventory from one supplier and substantially all of its magazines from another supplier, each of which is a related party and the majority of its collectors' supplies from one supplier. No one vendor accounted for more than 8.7% of the Company's overall merchandise purchases in the fiscal year ended January 29, 2000. In general, approximately 80% of the Company's inventory may be returned by the Company for full credit, which substantially reduces the Company's risk of inventory obsolescence.

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

TRADEMARKS

         "Books-A-Million," "BAM!," "Bookland," "Books & Co.," "Millionaire's Club," "Sweet Water Press," "Thanks-A-Million," "Big Fat Coloring Book," "Up All Night Reader," "Kids-A-Million," "Teachers First," "The Write-Price," "Bambeanos," "Book$mart" and "NetCentral" are the primary registered trademarks of the Company. Management does not believe that these trademarks are crucial to the continuation of the Company's operations.

EMPLOYEES

         As of fiscal year end, the Company employed approximately 2,800 full-time associates and 2,100 part-time associates. The number of part-time associates employed by the Company fluctuates based upon seasonal needs. None of the Company's associates are covered by a collective bargaining agreement, and management believes that the Company's relations with its associates are excellent.

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

         American Wholesale owns its wholesale distribution center that is located in an approximately 252,000 square foot facility located in Florence, Alabama. During fiscal 1995 and 1996, the Company financed the acquisition and construction of the wholesale distribution facility through loans obtained from the proceeds of an industrial revenue bond, which are secured by a mortgage interest in this facility. The Company also leases, from a related party, a second warehouse facility, which is located in an approximately 286,000 square foot facility in Tuscumbia, Alabama. In addition, the Company leases all of the tractors that pull the company owned trailers, which comprise its transportation fleet.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information under the heading "Market and Dividend Information" on page 24 of the Annual Report to Stockholders for the year ended January 29, 2000 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The information under the heading "Selected Consolidated Financial Data" for the years ended February 3, 1996, through January 29, 2000 on page 4 of the Annual Report to Stockholders for the year ended January 29, 2000, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the heading "Management's Discussion & Analysis of Financial Condition & Results of Operations" on pages 5 through 7 of the Annual Report to Stockholders for the year ended January 29, 2000 is incorporated herein by reference.

ITEM 7.A. MARKET RISK

         The Company is subject to market risk from interest rate fluctuations involving its credit facilities. The average amount of debt outstanding under the Company's credit facilities was $62.0 million during fiscal 2000. However, the Company utilizes both fixed and variable debt to manage this exposure. On February 9, 1998, the Company entered into an interest rate swap agreement with a five year term which carries a notional principal amount of $30.0 million. The swap effectively fixes the interest rate on $30.0 million of variable rate debt at 6.78%. The swap agreement expires on February 9, 2003. The counter party to the interest rate swap is one of the Company's primary banks. The Company believes the credit and liquidity risk of the counter party failing to meet its obligation is remote as the Company settles its interest position with the bank on a quarterly basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Registrant and its subsidiaries included in the Annual Report to Stockholders for the year ended January 29, 2000 are incorporated herein by reference:

         Consolidated Balance Sheets as of January 29, 2000 and January 30,
           1999.

         Consolidated Statements of Operations for the Fiscal Years Ended
           January 29, 2000, January 30, 1999 and January 31, 1998.

         Consolidated Statements of Stockholders' Investment for the Fiscal
           Years Ended January 29, 2000, January 30, 1999 and January 31, 1998.

         Consolidated Statements of Cash Flows for the Fiscal Years Ended
           January 29, 2000, January 30, 1999 and January 31, 1998.

         Notes to Consolidated Financial Statements.

         Report of Independent Public Accountants.

         The information under the heading "Summary of Quarterly Results
           (Unaudited)" on page 22 of the Annual Report to Stockholders for the Fiscal Years Ended January 29, 2000 and January 30, 1999 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The sections under the heading "Proposal I-Election of Directors" entitled "Nominee for Election - Term Expiring 2003", "Incumbent Directors - Term Expiring 2001" and "Incumbent Directors - Term Expiring 2002" on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 6, 2000, are incorporated herein by reference for information on the directors of the Registrant.

EXECUTIVE OFFICERS

         All executive officers of the Company are elected annually by and serve at the discretion of the Board of Directors. The executive officers of the Company are listed below:

   NAME                        AGE            POSITION WITH THE COMPANY
   ----                        ---            -------------------------
   Clyde B. Anderson            39            Chairman of the Board and Chief Executive Officer

   Sandra B. Cochran            41            President and Secretary

   Terrance G. Finley           46            President, Booksamillion.com

   Richard S. Wallington        41            Chief Financial Officer

         Clyde B. Anderson has served as a director of the Company since August 1987. Mr. Anderson has served as the Chairman of the Board of the Company since January 2000 and the Chief Executive Officer of the Company since July 1992. Mr. Anderson served as the President of the Company from November 1987 to August 1999. From November 1987 to March 1994, Mr. Anderson also served as the Company's Chief Operating Officer. Mr. Anderson serves on the Board of Directors and the Compensation Committee of Hibbett Sporting Goods, Inc., a sporting goods retailer. Mr. Anderson is the son of Charles C. Anderson and the brother of Terry C. Anderson, both members of the Company's Board of Directors.

         Sandra B. Cochran has served as President of the Company since August 1999 and Secretary since June 1998. Ms. Cochran served as the Executive Vice President from February 1996 to August 1999 and as Chief Financial Officer from September 1993 to August 1999. Ms. Cochran previously served as Vice President and Assistant Secretary of the Company from August 1992 to September 1993. Prior to joining the Company, Ms. Cochran served as a Vice President (as well as in other capacities) of SunTrust Securities, Inc., a subsidiary of SunTrust Banks, Inc. for more than five years.

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

         Richard S. Wallington has served as the Chief Financial Officer of the Company since August 1999. Mr. Wallington served as Vice President and Controller from September 1993 to August 1999. Prior to joining the Company, Mr. Wallington served as the Director of Financial Reporting for Woodward & Lothrop, a retail department store.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission (the "SEC") and the NASDAQ Stock Market, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, its directors, executive officers and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The sections under the heading "Executive Compensation," other than those entitled "Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Certain Relationships and Related Transactions" and "Performance Graph", on pages 8 through 16 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 6, 2000 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section under the heading "Proposal I-Election of Directors" entitled "Beneficial Ownership of Common Stock" on pages 6 and 7 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 6, 2000 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The sections under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" on pages 10 and 11 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 6, 2000 are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

         The following Consolidated Financial Statements of Books-A-Million, Inc. and its subsidiaries, included in the Registrant's Annual Report to Stockholders for the fiscal year ended January 29, 2000 are incorporated by reference in Part II, Item 8:

         Consolidated Balance Sheets as of January 29, 2000 and January 30,
           1999.

         Consolidated Statements of Operations for the Fiscal Years Ended
           January 29, 2000, January 30, 1999 and January 31, 1998.

         Consolidated Statements of Stockholders' Investment for the Fiscal
           Years Ended January 29, 2000, January 30, 1999 and January 31, 1998.

         Consolidated Statements of Cash Flows for the Fiscal Years Ended
           January 29, 2000, January 30, 1999 and January 31, 1998.

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

          3.   Exhibits **

         Exhibit Number
         --------------
         3.1      --       Certificate of Incorporation of the Registrant
                           (incorporated by reference to Exhibit 3.1 to
                           Registration Statement on Form S-1, File No.
                           33-52256, originally filed September 21, 1992).

         3.2      --       Bylaws of the Registrant (incorporated by reference
                           to Exhibit 3.2 to Registration Statement on Form S-1,
                           File No. 33-52256, originally filed September 21,
                           1992).

         4.1      --       See Exhibits 3.1 and 3.2 hereto incorporated herein
                           by reference to the Exhibits of the same number to
                           Registration Statement on Form S-1, File No.
                           33-52256, originally filed September 21, 1992.

        10.1      --       Lease Agreement between First National Bank of
                           Florence, Alabama, as Trustee, and Bookland Stores,
                           Inc. (which is a predecessor of the Registrant), an
                           Alabama corporation, dated January 30, 1991
                           (incorporated by reference to Exhibit 10.1 to
                           Registration Statement on Form S-1, File No.
                           33-52256, originally filed September 21, 1992).

       *10.2      --       Amended and Restated Stock Option Plan (incorporated
                           by reference to Exhibit 10.2 to Annual Report on Form
                           10-K for the fiscal year ended January 30, 1999, File
                           No. 0-20664, filed on April 30, 1999).

       *10.3      --       Employee Stock Purchase Plan (incorporated by
                           reference to Exhibit 10.7 to Registration Statement
                           on Form S-1, File No. 33-52256, originally filed
                           September 21, 1992).

       *10.4      --       Amendment to Employee Stock Purchase Plan
                           (incorporated by reference to Exhibit 10.6 to Annual
                           Report on Form 10-K for the fiscal year ended January
                           29, 1994, File No. 0-20664, filed on April 29, 1994).

       *10.5      --       1999 Amended and Restated Employee Stock Purchase
                           Plan.

       *10.6      --       401(k) Plan (together with related documents)
                           (incorporated by reference to Exhibit 10.9 to
                           Registration Statement on Form S-1, File No.
                           33-52256, originally filed September 21, 1992).

        10.7      --       Shareholders Agreement dated as of September 1, 1992
                           (incorporated by reference to Exhibit 10.9 to Annual
                           Report on Form 10-K for the fiscal year ended January
                           31, 1993, File No. 0-20664, filed May 3, 1993).

       *10.8      --       Executive Incentive Plan (incorporated by reference
                           to Exhibit 10.8 to Annual Report on Form 10-K for the
                           fiscal year ended January 28, 1995, File No. 0-20664,
                           filed April 28, 1995).

        10.9      --       Short-Term Credit Agreement dated as of October 27,
                           1995, between the Company and AmSouth Bank, N.A.
                           (incorporated by reference to Exhibit 10.6 to Annual
                           Report on Form 10-K for the fiscal year ended
                           February 3, 1996, File No. 0-20664, filed May 3,
                           1996).

         10.10    --       Revolving Loan Agreement dated as of October 27, 1995
                           between the Company and AmSouth Bank, N.A.
                           (incorporated by reference to Exhibit 10.10 to Annual
                           Report on Form 10-K for the fiscal year ended
                           February 3, 1996, File 0-20664, filed May 3, 1996).

         10.11    --       First amendment to Short-Term Credit Agreement, dated
                           as of November 1, 1996 between the Company and
                           AmSouth Bank, N.A. (incorporated by reference to
                           Exhibit 10.11 to Annual Report on Form 10-K for the
                           fiscal year ended February 1, 1997, File 0-20664,
                           filed May 2, 1997).

         10.12    --       First amendment to Revolving Loan Agreement dated
                           June 4, 1997 between the Company and AmSouth Bank of
                           Alabama, SunTrust Bank, Atlanta and NationsBank, N.A.
                           and Master Assignment and Acceptance Agreement dated
                           November 7, 1997 between AmSouth Bank, NationsBank,
                           N.A., SunTrust Bank, Atlanta and SouthTrust Bank, N.
                           A. (incorporated by reference to Exhibit 10.11 to
                           Annual Report on Form 10-K for the fiscal year ended
                           January 31, 1998, File 0-20664, filed May 1, 1998).

         10.13    --       Second amendment to Short-Term Credit Agreement,
                           dated June 4, 1997 between the Company and AmSouth
                           Bank of Alabama (incorporated by reference to Exhibit
                           10.12 to Annual Report on Form 10-K for the fiscal
                           year ended January 31, 1998, File 0-20664, filed May
                           1, 1998).

         10.14    --       Second amendment to Revolving Loan Agreement dated
                           June 19, 1998 between the Company and AmSouth Bank of
                           Alabama, SunTrust Bank, Atlanta, NationsBank, N.A.
                           and SouthTrust Bank, National Association and Master
                           Assignment and Acceptance Agreement dated November 7,
                           1997 between AmSouth Bank, NationsBank, N.A.,
                           SunTrust Bank, Atlanta and SouthTrust Bank, N. A.
                           (incorporated by reference to Exhibit 10.14 to
                           Annual Report on Form 10-K for the fiscal year ended
                           January 30, 1999, File No. 0-20664, filed on April
                           30, 1999).

         10.15    --       Third amendment to Short-Term Credit Agreement, dated
                           June 3, 1998 between the Company and AmSouth Bank of
                           Alabama (incorporated by reference to Exhibit 10.15
                           to Annual Report on Form 10-K for the fiscal year
                           ended January 30, 1999, File No. 0-20664, filed on
                           April 30, 1999).

         10.16    --       Third amendment to Revolving Loan Agreement dated
                           June 18, 1999 between the Company and AmSouth Bank of
                           Alabama, SunTrust Bank, Atlanta, NationsBank, N.A.
                           and SouthTrust Bank, National Association and Master
                           Assignment and Acceptance Agreement dated November 7,
                           1997 between AmSouth Bank, NationsBank, N.A.,
                           SunTrust Bank, Atlanta and SouthTrust Bank, N.A.

         13       --       Portions of the Annual Report to Stockholders for the
                           year ended January 29, 2000 that are expressly
                           incorporated by reference into Part II of this
                           Report.

         21       --       Subsidiaries of the Registrant.

         23       --       Consent of Independent Public Accountants to the
                           incorporation of their report on the Company's
                           consolidated financial statements for the fiscal year
                           ended January 29, 2000, into the Registration
                           Statements on Form S-8. (File Nos. 33-72812 and
                           33-86980).

         27       --       Financial Data Schedule (for SEC use only).

* The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Annual Report on Form 10-K.

** The Company has financed certain capital expenditures with proceeds of an industrial development revenue bond (the "Bond"), for which the outstanding balance as of January 29, 2000, is less than 10% of the Company's total assets. The Bond documents have not been included as an exhibit hereto but the Company will provide such documents to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K

        Not applicable.

(c) See Item 14(a)(3), the Exhibit Index and the Exhibits attached hereto.

(d) See Item 14(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          BOOKS-A-MILLION, INC.


                          by:         /s/ Clyde B. Anderson
                              -------------------------------------------------
                              Clyde B. Anderson
                              Chairman of the Board and Chief Executive Officer
                              Date: April 28, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PRINCIPAL EXECUTIVE OFFICER:


      /s/ Clyde B. Anderson
----------------------------------------------------
Clyde B. Anderson
Chairman of the Board and Chief Executive Officer
Date: April 28, 2000

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


      /s/ Richard S. Wallington
----------------------------------------------------
Richard S. Wallington
Chief Financial Officer
Date: April 28, 2000


DIRECTORS:


      /s/ Clyde B. Anderson
----------------------------------------------------
Clyde B. Anderson
Date: April 28, 2000


      /s/ Charles C. Anderson
----------------------------------------------------
Charles C. Anderson
Date: April 28, 2000

DIRECTORS:


      /s/ Ronald G. Bruno
----------------------------------------------------
Ronald G. Bruno
Date: April 28, 2000


      /s/ J. Barry Mason
----------------------------------------------------
J. Barry Mason
Date: April 28, 2000


      /s/ Terry C. Anderson
----------------------------------------------------
Terry C. Anderson
Date: April 28, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Books-A-Million, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of BOOKS-A-MILLION, INC. (A Delaware corporation) AND ITS SUBSIDIARIES incorporated by reference in this Form 10-K and have issued our report thereon dated March 14, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                      ARTHUR ANDERSEN LLP

Birmingham, Alabama
March 14, 2000

                                   SCHEDULE 2.


                              BOOKS-A-MILLION, INC.


                        VALUATION AND QUALIFYING ACCOUNTS


   FOR THE YEARS ENDED JANUARY 31, 1998, JANUARY 30, 1999 AND JANUARY 29, 2000


                                                                          CHARGED/
                                                     BALANCE AT          (CREDITED)        (DEDUCTIONS)/
                                                     BEGINNING            TO COSTS          RECOVERIES          BALANCE AT
                                                     OF YEAR            AND EXPENSES           NET              END OF YEAR
                                                     ----------         ------------       -------------        -----------

FOR THE YEAR ENDED JANUARY 31, 1998:
Allowance for doubtful accounts                   $    330,098         $     25,416       $           --        $  355,514

FOR THE YEAR ENDED JANUARY 30, 1999:
Allowance for doubtful accounts                   $    355,514         $    691,870       $     (108,761)       $  938,623

FOR THE YEAR ENDED JANUARY 29, 2000:
Allowance for doubtful accounts                   $    938,623         $    898,830       $     (348,556)       $1,488,897

                                INDEX TO EXHIBITS

Exhibit
Number
-------
           3.1    --       Certificate of Incorporation of the Registrant
                           (incorporated by reference to Exhibit 3.1 to
                           Registration Statement on Form S-1, File No.
                           33-52256, originally filed September 21, 1992).

           3.2    --       Bylaws of the Registrant (incorporated by reference
                           to Exhibit 3.2 to Registration Statement on Form S-1,
                           File No. 33-52256, originally filed September 21,
                           1992).

           4.1    --       See Exhibits 3.1 and 3.2 hereto incorporated herein
                           by reference to the Exhibits of the same number to
                           Registration Statement on Form S-1, File No.
                           33-52256, originally filed September 21, 1992.

          10.1    --       Lease Agreement between First National Bank of
                           Florence, Alabama, as Trustee, and Bookland Stores,
                           Inc. (which is a predecessor of the Registrant), an
                           Alabama corporation, dated January 30, 1991
                           (incorporated by reference to Exhibit 10.1 to
                           Registration Statement on Form S-1, File No.
                           33-52256, originally filed September 21, 1992).

         *10.2    --       Amended and Restated Stock Option Plan.

         *10.3    --       Employee Stock Purchase Plan (incorporated by
                           reference to Exhibit 10.7 to Registration Statement
                           on Form S-1, File No. 33-52256, originally filed
                           September 21, 1992).

         *10.4    --       Amendment to Employee Stock Purchase Plan
                           (incorporated by reference to Exhibit 10.6 to Annual
                           Report on Form 10-K for the fiscal year ended January
                           29, 1994, File No. 0-20664, filed on April 29, 1994).

         *10.5    --       1999 Amended and Restated Employee Stock Purchase.

         *10.6    --       401(k) Plan (together with related documents)
                           (incorporated by reference to Exhibit 10.9 to
                           Registration Statement on Form S-1, File No.
                           33-52256, originally filed September 21, 1992).

          10.7    --       Shareholders Agreement dated as of September 1, 1992
                           (incorporated by reference to Exhibit 10.9 to Annual
                           Report on Form 10-K for the fiscal year ended January
                           31, 1993, File No. 0-20664, filed May 3, 1993).

         *10.8    --       Executive Incentive Plan (incorporated by reference
                           to Exhibit 10.8 to Annual Report on Form 10-K for the
                           fiscal year ended January 28, 1995, File No. 0-20664,
                           filed April 28, 1995).

          10.9    --       Short-Term Credit Agreement dated as of October 27,
                           1995, between the Company and AmSouth Bank, N.A.
                           (incorporated by reference to Exhibit 10.6 to Annual
                           Report on Form 10-K for the fiscal year ended
                           February 3, 1996, File No. 0-20664, filed May 3,
                           1996).

          10.10   --       Revolving Loan Agreement dated as of October 27, 1995
                           between the Company and AmSouth Bank, N.A.
                           (incorporated by reference to Exhibit 10.10 to Annual
                           Report on Form 10-K for the fiscal year ended
                           February 3, 1996, File 0-20664, filed May 3, 1996).

          10.11   --       First amendment to Short-Term Credit Agreement, dated
                           as of November 1, 1996 between the Company and
                           AmSouth Bank, N.A. (incorporated by reference to
                           Exhibit 10.11 to Annual Report on Form 10-K for the
                           fiscal year ended February 1, 1997, File 0-20664,
                           filed May 2, 1997).

          10.12   --       First amendment to Revolving Loan Agreement dated
                           June 4, 1997 between the Company and AmSouth Bank of
                           Alabama, SunTrust Bank, Atlanta and NationsBank, N.A.
                           and Master Assignment and Acceptance Agreement dated
                           November 7, 1997 between AmSouth Bank, NationsBank,
                           N.A., SunTrust Bank, Atlanta and SouthTrust Bank, N.
                           A. (incorporated by reference to Exhibit 10.11 to
                           Annual Report on Form 10-K for the fiscal year ended
                           January 31, 1998, File 0-20664, filed May 1, 1998).

          10.13   --       Second amendment to Short-Term Credit Agreement,
                           dated June 4, 1997 between the Company and AmSouth
                           Bank of Alabama (incorporated by reference to Exhibit
                           10.12 to Annual Report on Form 10-K for the fiscal
                           year ended January 31, 1998, File 0-20664, filed May
                           1, 1998).

          10.14   --       Second amendment to Revolving Loan Agreement dated
                           June 19, 1998 between the Company and AmSouth Bank of
                           Alabama, SunTrust Bank, Atlanta, NationsBank, N.A.
                           and SouthTrust Bank, National Association and Master
                           Assignment and Acceptance Agreement dated November 7,
                           1997 between AmSouth Bank, NationsBank, N.A.,
                           SunTrust Bank, Atlanta and SouthTrust Bank, N.A.
                           (incorporated by reference to Exhibit 10.2 to
                           Annual Report on Form 10-K for the fiscal year ended
                           January 30, 1999, File No. 0-20664, filed on April
                           30, 1999).

          10.15   --       Third amendment to Short-Term Credit Agreement, dated
                           June 3, 1998 between the Company and AmSouth Bank of
                           Alabama (incorporated by reference to Exhibit 10.2 to
                           Annual Report on Form 10-K for the fiscal year ended
                           January 30, 1999, File No. 0-20664, filed on April
                           30, 1999).

          10.16   --       Third amendment to Revolving Loan Agreement dated
                           June 18, 1999 between the Company and AmSouth Bank of
                           Alabama, SunTrust Bank, Atlanta, NationsBank, N.A.
                           and SouthTrust Bank, National Association and Master
                           Assignment and Acceptance Agreement dated November 7,
                           1997 between AmSouth Bank, NationsBank, N.A.,
                           SunTrust Bank, Atlanta and SouthTrust Bank, N.A.

         13       --       Portions of the Annual Report to Stockholders for the
                           year ended January 29, 2000 that are expressly
                           incorporated by reference into Part II of this
                           Report.

         21       --       Subsidiaries of the Registrant.

         23       --       Consent of Independent Public Accountants to the
                           incorporation of their report on the Company's
                           consolidated financial statements for the fiscal year
                           ended January 29, 2000, into the Registration
                           Statements on Form S-8. (File Nos. 33-72812 and
                           33-86980).

         27       --       Financial Data Schedule (for SEC use only).

* The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Annual Report on Form 10-K.

** The Company has financed certain capital expenditures with proceeds of an industrial development revenue bond (the "Bond"), for which the outstanding balance as of January 29, 2000, is less than 10% of the Company's total assets. The Bond documents have not been included as an exhibit hereto but the Company will provide such documents to the Securities and Exchange Commission upon request.