Form 10-Q
period 2000-04-29
BOOKS A MILLION INC
filed 2000-06-13
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended: April 29, 2000
                                                 --------------

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


                                    Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of April 29, 2000 were 18,091,815 shares.

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

ASSETS                                                                            April 29, 2000      January 29, 2000
                                                                                  --------------      ----------------
CURRENT ASSETS:                                                                   $                   $
   Cash and temporary cash investments                                                     5,121                 4,920
   Accounts receivable, net                                                               12,074                12,942
   Inventories                                                                           205,618               194,624
   Prepayments and other                                                                   3,233                 3,339
   Deferred income taxes                                                                   5,292                 5,084
                                                                                  --------------      ----------------
       TOTAL CURRENT ASSETS                                                              231,338               220,909
                                                                                  --------------      ----------------

PROPERTY AND EQUIPMENT:
   Gross property and equipment                                                          124,938               125,454
   Less-accumulated depreciation and amortization                                         64,415                61,222
                                                                                  --------------      ----------------
       NET PROPERTY AND EQUIPMENT                                                         60,523                64,232
                                                                                  --------------      ----------------

OTHER ASSETS:
   Goodwill, net                                                                           1,442                 1,453
   Other                                                                                     190                   191
                                                                                  --------------      ----------------
       TOTAL OTHER ASSETS                                                                  1,632                 1,644
                                                                                  --------------      ----------------
       TOTAL ASSETS                                                               $      293,493      $        286,785
                                                                                  ==============      ================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Accounts payable                                                               $       91,560      $        103,505
   Accrued expenses                                                                       17,385                20,970
   Accrued income taxes                                                                      386                 2,092
   Current portion of long-term debt                                                      23,760                   470
                                                                                  --------------      ----------------
       TOTAL CURRENT LIABILITIES                                                         133,091               127,037
                                                                                  --------------      ----------------

LONG TERM DEBT                                                                            35,936                35,936
                                                                                  --------------      ----------------
DEFERRED INCOME TAXES                                                                      2,520                 2,407
                                                                                  --------------      ----------------

STOCKHOLDERS' INVESTMENT:
   Preferred stock, $.01 par value, 1,000,000 shares                                          --                    --
   authorized, no shares outstanding
   Common stock, $.01 par value, 30,000,000 shares authorized, 18,091,815 and
   18,080,646 shares issued and outstanding at
   April 29, 2000 and January 29, 2000, respectively                                         181                   181
   Additional paid-in capital                                                             70,634                70,564
   Less treasury stock at cost (81,600 shares at April 29, 2000                             (252)                 (252)
   and January 29, 2000)
   Retained earnings                                                                      51,383                50,912
                                                                                  --------------      ----------------
       TOTAL STOCKHOLDERS' INVESTMENT                                                    121,946               121,405
                                                                                  --------------      ----------------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                             $      293,493      $        286,785
                                                                                  ==============      ================

                             See accompanying notes

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         Thirteen Weeks Ended
                                                    -------------------------------
                                                    April 29, 2000      May 1, 1999
                                                    --------------      -----------
NET SALES                                           $       93,099      $    85,127
   Cost of products sold (including warehouse
   distribution and store occupancy costs) (1)              68,399           62,770
                                                    --------------      -----------

GROSS PROFIT                                                24,700           22,357
   Operating, selling and administrative
     expenses                                               19,257           17,498
   Depreciation and amortization                             3,650            3,342
                                                    --------------      -----------

OPERATING INCOME                                             1,793            1,517
   Interest expense, net                                     1,034            1,017
                                                    --------------      -----------

INCOME BEFORE INCOME TAXES                                     759              500
   Provision for income taxes                                  288              190
                                                    --------------      -----------

NET INCOME                                          $          471      $       310
                                                    ==============      ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                                  18,005           17,946
                                                    ==============      ===========
NET INCOME PER SHARE - BASIC                        $         0.03      $      0.02
                                                    ==============      ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED                                18,083           18,318
                                                    ==============      ===========
NET INCOME PER SHARE - DILUTED                      $         0.03      $      0.02
                                                    ==============      ===========




(1) Inventory purchases from related parties were $9,901 and $8,676, respectively, for each of the periods presented above.


                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            THIRTEEN WEEKS ENDED
                                                                                      --------------------------------
                                                                                      APRIL 29, 2000       MAY 1, 1999
                                                                                      --------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                         $          471       $       310
                                                                                      --------------       -----------
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                             3,650             3,342
     Loss on disposal of property and equipment                                                  465                68
     Deferred income taxes                                                                       (95)             (201)
     Changes in current assets and liabilities:
        Accounts receivable                                                                      868             2,986
        Inventories                                                                          (10,994)          (14,172)
        Prepayments and other                                                                     91              (432)
        Accounts payable                                                                     (11,945)          (10,116)
        Accrued income taxes                                                                  (1,706)             (476)
        Accrued expenses                                                                      (3,590)           (2,882)
                                                                                      --------------       -----------
        Total adjustments                                                                    (23,256)          (21,883)
                                                                                      --------------       -----------

        Net cash used in operating activities                                                (22,785)          (21,573)
                                                                                      --------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                         (387)           (1,873)
   Proceeds from sale of equipment                                                                13             1,718
                                                                                      --------------       -----------
        Net cash used in investing activities                                                   (374)             (155)
                                                                                      --------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                                         56,533            50,191
   Repayments under credit facilities                                                        (33,243)          (27,220)
   Proceeds from sale of common stock, net                                                        70               174
                                                                                      --------------       -----------

        Net cash provided by financing activities                                             23,360            23,145
                                                                                      --------------       -----------

Net increase in cash and temporary cash investments                                              201             1,417
Cash and temporary cash investments at beginning of period                                     4,920             4,322
                                                                                      --------------       -----------

Cash and temporary cash investments at end of period                                  $        5,121       $     5,739
                                                                                      ==============       ===========
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the quarter for:
        Interest                                                                      $          968       $       958
        Income taxes, net of refunds                                                  $        2,090       $       925
                                                                                      ==============       ===========

                             SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Books-A-Million, Inc. and its Subsidiaries (the "Company") for the thirteen week periods ended April 29, 2000 and May 1, 1999, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2000, included in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of April 29, 2000, and the results of its operations and cash flows for the thirteen week period then ended. Certain prior year amounts have been reclassified to conform to current year presentation.

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


                                                                                   For the Thirteen Weeks Ended
                                                                                          (in thousands)
                                                                                  April 29, 2000      May 1, 1999
                                                                                  --------------      -----------
Weighted average shares outstanding:
Basic                                                                                     18,005           17,946
Dilutive effect of stock options outstanding                                                  78              372
                                                                                  --------------      -----------
Diluted                                                                                   18,083           18,318
                                                                                  --------------      -----------

         Options outstanding of 1,056,000 and 117,000 for the thirteen weeks ended April 29, 2000 and May 1, 1999, respectively, were not included in the table above as they were anti-dilutive.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PENDING ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends FASB Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000 (February 4, 2001, for Books-A-Million, Inc.). Management does not expect this statement to have a material effect on the Company's consolidated financial statements.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company's specific market areas; inflation; economic conditions in general and in the Company's specific market areas; the number of store openings and closings; the profitability of certain product lines, capital expenditures and future liquidity; liability and other claims asserted against the Company; uncertainties related to the Internet and the Company's Internet initiatives; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon the assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RESULTS OF OPERATIONS

         Net sales increased 9.4% to $93.1 million in the thirteen weeks ended April 29, 2000, from $85.1 million in the thirteen weeks ended May 1, 1999. The increase in net sales resulted from new store sales combined with comparable store sales increase of 6.2% for the thirteen weeks ended April 29, 2000. During the thirteen weeks ended April 29, 2000, one superstore was opened and one superstore and one Bookland store were closed.

         Gross profit increased $2.3 million or 10.5% to $24.7 million in the thirteen weeks ended April 29, 2000 from $22.4 million in the thirteen weeks ended May 1, 1999. Gross profit as a percentage of net sales for the thirteen weeks ended April 29, 2000 was relatively constant at 26.5% versus 26.3% in the same period last year. The increase was due to lower occupancy costs as a percentage of sales compared to last year.

         Operating, selling and administrative expenses increased $1.8 million or 10.1% to $19.3 million in the thirteen weeks ended April 29, 2000, from $17.5 million in the thirteen weeks ended May 1, 1999. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended April 29, 2000, increased slightly to 20.7% from 20.6% in the same period last year.

         Depreciation and amortization increased $0.4 million or 9.2% to $3.7 million in the thirteen weeks ended April 29, 2000, from $3.3 million in the thirteen weeks ended May 1, 1999. The increase in depreciation and amortization is primarily the result of the increased number of superstores operated by the Company.

         Interest expense was constant with last year at $1.0 million in the thirteen weeks ended April 29, 2000 and May 1, 1999.

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

         The Company has a revolving credit facility that allows borrowings up to $90 million for which no principal repayments are due until the facility expires on June 18, 2003, and an unsecured working capital line of credit for $10 million, which is subject to annual renewal. As of April 29, 2000, $50.8 million was outstanding under these facilities combined. Both credit facilities have certain financial and non-financial covenants with which the Company is in compliance. Additionally, as of April 29, 2000, the Company has outstanding borrowings associated with the issuance of an industrial revenue bond totaling $7.5 million.

         The Company's capital expenditures totaled $0.4 million during the first thirteen weeks of fiscal 2001. These expenditures were primarily used for new store expenditures and warehouse distribution purposes. Management estimates that capital expenditures for the remainder of fiscal 2001 will be approximately $16.9 million, and that such amounts will be used primarily for new stores, renovation and improvements to existing stores, expansion of existing warehouse facilities, and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 2001.

         When necessary, the Company establishes certain reserves for the closing of under-performing stores. Management feels that this year's activity will not significantly vary from the number of closings in the prior year.

RELATED PARTY ACTIVITIES

         Certain principal stockholders of the Company have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities ("related parties") are summarized in the following paragraph.

         The Company purchases a portion of its inventories for resale from related parties; such purchases were $9.9 million in the thirteen weeks ended April 29, 2000, versus $8.7 million in the thirteen weeks ended May 1, 1999. The increase in related party purchases is primarily due to increased purchases of collectors merchandise. The Company sells a portion of its inventories to related parties; such sales amounted to $1.2 million and $0.5 million in the thirteen weeks ended April 29, 2000 and May 1, 1999, respectively. This increase in related party sales is primarily due to increased sales of bargain books to related parties. The Company also purchases logistics services from a related party; such services amounted to $123,000 and $101,000 in the thirteen weeks ended April 29, 2000 and May 1, 1999, respectively. Management believes the terms of these related party transactions are substantially equivalent to those available from unrelated parties and, therefore, have no significant impact on gross profit.

FINANCIAL POSITION

         During the thirteen weeks ended April 29, 2000, the Company opened one superstore and closed one superstore and one Bookland store. Inventory and debt balances at April 29, 2000 increased as compared to January 29, 2000 due to seasonal fluctuations in inventory levels and the new superstore opened during the first quarter of fiscal 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

MARKET RISK

         The Company is subject to interest rate fluctuations involving its credit facilities. The average amount of debt outstanding under the Company's credit facilities was $61.6 million during fiscal 2000. However, the Company utilizes both fixed and variable debt to manage this exposure. On February 9, 1998, the Company entered into an interest rate swap agreement with a five year term which carries a notional principal amount of $30.0 million. The swap effectively fixes the interest rate on $30.0 million of variable rate debt at 6.78%. The swap agreement expires on February 9, 2003. The counter party to the interest rate swap is one of the Company's primary banks. The Company believes the credit and liquidity risk of the counter party failing to meet its obligation is remote as the Company settles its interest position with the bank on a quarterly basis.

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

                  None

ITEM 3:  Defaults Upon Senior Securities

                  None

ITEM 4:  Submission of Matters of Vote of Security-Holders

     - Date of Meeting - June 6, 2000
     - Annual Meeting
     - Name of each director elected at meeting:
             Clyde B. Anderson
             Ronald G. Bruno
     - Name of each director whose term of office as director continued after the meeting:
             Charles C. Anderson
             J. Barry Mason
             Terry C. Anderson
     - Other matters voted on at Annual Meeting
             i.) Ratify the appointment by the Audit Committee of the Board of Directors of Arthur Andersen LLP to serve as the Company's independent auditor for fiscal 2001.
     -        Results of votes:

                                    Number of Votes Cast      Number of Votes Cast      Number of Votes
                                            For                      Against            Abstaining
   ----------------------------------------------------------------------------------------------------
   Election of
   Clyde B. Anderson                16,759,847                354,887                   --
   ----------------------------------------------------------------------------------------------------
   Ronald G. Bruno                  16,828,903                285,831                   --
   ----------------------------------------------------------------------------------------------------
   Item i.) above                   16,916,512                182,269                   15,953
   ----------------------------------------------------------------------------------------------------

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

(B)      Reports on Form 8-K

                  There were no reports filed on Form 8-K during the thirteen week period ended April 29, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.









                              BOOKS-A-MILLION, INC.



Date: June 13, 2000                 by:/s/ Clyde B. Anderson
                                       -------------------------
                                    Clyde B. Anderson
                                    Chief Executive Officer



Date: June 13, 2000                 by:/s/ Richard S. Wallington
                                       -------------------------
                                    Richard S. Wallington
                                    Chief Financial Officer