Form 10-Q
period 2000-07-29
BOOKS A MILLION INC
filed 2000-09-12
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

                  For the quarterly period ended: July 29, 2000
                                                  -------------

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


                                 Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of July 29, 2000 were 18,091,815 shares.

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                    July 29, 2000  January 29, 2000
                                                                                                    -------------  ----------------
ASSETS
CURRENT ASSETS:
     Cash and temporary cash investments                                                              $   5,101        $   4,920
     Accounts receivable, net                                                                             9,732           12,942
     Inventories                                                                                        209,860          194,624
     Prepayments and other                                                                                4,061            3,339
     Deferred income taxes                                                                                5,292            5,084
                                                                                                      ---------        ---------
         TOTAL CURRENT ASSETS                                                                           234,046          220,909
                                                                                                      ---------        ---------

PROPERTY AND EQUIPMENT:
     Gross property and equipment                                                                       128,682          125,454
     Less accumulated depreciation and amortization                                                      67,818           61,222
                                                                                                      ---------        ---------
         NET PROPERTY AND EQUIPMENT                                                                      60,864           64,232
                                                                                                      ---------        ---------

OTHER ASSETS:
     Goodwill, net                                                                                        1,432            1,453
     Other                                                                                                  177              191
                                                                                                      ---------        ---------
         TOTAL OTHER ASSETS                                                                               1,609            1,644
                                                                                                      ---------        ---------
         TOTAL ASSETS                                                                                 $ 296,519        $ 286,785
                                                                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Accounts payable                                                                                 $  91,537        $ 103,505
     Accrued expenses                                                                                    18,491           20,970
     Accrued income taxes                                                                                    --            2,092
     Current portion of long-term debt                                                                   26,621              470
                                                                                                      ---------        ---------
         TOTAL CURRENT LIABILITIES                                                                      136,649          127,037
                                                                                                      ---------        ---------

LONG TERM DEBT                                                                                           35,972           35,936
                                                                                                      ---------        ---------
DEFERRED INCOME TAXES                                                                                     2,520            2,407
                                                                                                      ---------        ---------

STOCKHOLDERS' INVESTMENT:
     Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares outstanding                     --               --
     Common stock, $.01 par value, 30,000,000 shares authorized,
     18,091,815 and 18,080,646 shares issued and outstanding at July 29, 2000 and January 29, 2000,
     respectively                                                                                           181              181
     Additional paid-in capital                                                                          70,634           70,564
     Treasury stock at cost (81,600 shares at July 29, 2000 and January 29, 2000)                          (252)            (252)
     Retained earnings                                                                                   50,815           50,912
                                                                                                      ---------        ---------
         TOTAL STOCKHOLDERS' INVESTMENT                                                                 121,378          121,405
                                                                                                      ---------        ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                               $ 296,519        $ 286,785
                                                                                                      =========        =========

                             See accompanying notes

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                 Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                           --------------------------------    ---------------------------------
                                                           July 29, 2000      July 31, 1999    July 29, 2000       July 31, 1999
                                                           -------------      -------------    -------------       -------------

NET SALES                                                    $  93,629          $  89,878        $ 186,728           $ 175,005
     Cost of products sold (including warehouse
     distribution and store occupancy costs)(1)                 69,285             66,514          137,684             129,284
                                                             ---------          ---------        ---------           ---------

GROSS PROFIT                                                    24,344             23,364           49,044              45,721
     Operating, selling and administrative expenses             20,350             18,793           39,607              36,291
     Depreciation and amortization                               3,652              3,375            7,302               6,717
                                                             ---------          ---------        ---------           ---------

OPERATING INCOME                                                   342              1,196            2,135               2,713
     Interest expense, net                                       1,258              1,165            2,292               2,182
                                                             ---------          ---------        ---------           ---------

INCOME (LOSS) BEFORE INCOME TAXES                                 (916)                31             (157)                531
     Provision (Benefit) for income taxes                         (348)                12              (60)                202
                                                             ---------          ---------        ---------           ---------

NET INCOME (LOSS)                                            $    (568)         $      19        $     (97)          $     329
                                                             =========          =========        =========           =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                                      18,010             17,984           18,008              17,965
                                                             =========          =========        =========           =========

NET INCOME (LOSS) PER SHARE - BASIC                          $   (0.03)         $    0.00        $   (0.01)          $    0.02
                                                             =========          =========        =========           =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED                                    18,010             18,231           18,008              18,273
                                                             =========          =========        =========           =========

NET INCOME (LOSS) PER SHARE - DILUTED                        $   (0.03)         $    0.00        $   (0.01)          $    0.02
                                                             =========          =========        =========           =========

(1) Inventory purchases from related parties were $7,605, $6,165, $17,506 and $14,841, respectively for each of the periods presented.

                             See accompanying notes

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                           TWENTY-SIX WEEKS ENDED
                                                                     --------------------------------
                                                                     JULY 29, 2000      JULY 31, 1999
                                                                     -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                  $     (97)         $     329
                                                                        ---------          ---------
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                      7,302              6,717
         Loss on disposal of property and equipment                           704                 71
         Change in deferred income taxes                                      (95)              (349)
         Changes in current assets and liabilities:
             Accounts receivable                                            3,210              4,271
             Inventories                                                  (15,236)           (19,367)
             Prepayments and other                                           (741)            (1,041)
             Accounts payable                                             (11,968)            (9,847)
             Accrued income taxes                                          (2,092)              (476)
             Accrued expenses                                              (2,483)            (1,096)
                                                                        ---------          ---------
             Total adjustments                                            (21,399)           (21,117)
                                                                        ---------          ---------

             Net cash used in operating activities                        (21,496)           (20,788)
                                                                        ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                  (4,622)            (3,270)
     Proceeds from sales of equipment                                          42              1,720
                                                                        ---------          ---------
             Net cash used in investing activities                         (4,580)            (1,550)
                                                                        ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under credit facilities                                26,187             22,251
     Proceeds from sale of common stock, net                                   70                283
                                                                        ---------          ---------

             Net cash provided by financing activities                     26,257             22,534
                                                                        ---------          ---------

Net increase in cash and temporary cash investments                           181                196
Cash and temporary cash investments at beginning of period                  4,920              4,322
                                                                        ---------          ---------

Cash and temporary cash investments at end of period                    $   5,101          $   4,518
                                                                        =========          =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
             Interest                                                   $   2,197          $   2,036
             Income Taxes, net of refunds                               $   3,068          $   1,436
                                                                        =========          =========

                             See accompanying notes

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Books-A-Million, Inc. and its Subsidiaries (the "Company") for the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2000, included in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of July 29, 2000, and the results of its operations and cash flows for the thirteen and twenty-six week periods then ended. Certain prior year amounts have been reclassified to conform to current year presentation.

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


                                                                     For the Thirteen Weeks Ended
                                                                            (in thousands)
                                                             July 29, 2000                  July 31, 1999
                                                          -----------------------------------------------
Weighted average shares outstanding:
Basic                                                               18,010                         17,984
Dilutive effect of stock options outstanding                             0                            247
                                                          -----------------------------------------------
Diluted                                                             18,010                         18,231
                                                          -----------------------------------------------


                                                                    For the Twenty-Six Weeks Ended
                                                                            (in thousands)
                                                             July 29, 2000                  July 31, 1999
                                                          -----------------------------------------------
Weighted average shares outstanding:
Basic                                                               18,008                         17,965
Dilutive effect of stock options outstanding                             0                            308
                                                          -----------------------------------------------
Diluted                                                             18,008                         18,273
                                                          -----------------------------------------------

         Options outstanding of 1,522,435 and 1,537,152 for the thirteen weeks and twenty-six weeks ended July 29, 2000 and outstanding options of 457,540 and 429,600 for the thirteen and twenty-six weeks ended July 31, 1999 were not included in the table above as they were anti-dilutive.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


3. PENDING ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends FASB Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000 (February 4, 2001, for Books-A-Million, Inc.).
In June 2000, FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, was issued. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Management is in the process of evaluating the impact of these statements on the consolidated financial statements; however, the adoption of these statements could increase volatility in earnings.

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

RESULTS OF OPERATIONS

         Net sales increased 4.2% to $93.6 million in the thirteen weeks ended July 29, 2000, from $89.9 million in the thirteen weeks ended July 31, 1999. Net sales increased 6.7% to $186.7 million in the twenty-six weeks ended July 29, 2000, from $175.0 million in the twenty-six weeks ended July 31, 1999. For the thirteen and twenty-six weeks ended July 29, 2000, the increase in net sales resulted from new store sales combined with comparable store sales increases of 1.2% and 3.6% for the thirteen and twenty-six weeks ended July 29, 2000, respectively. During the thirteen weeks ended July 29, 2000, four superstores were opened and two Bookland stores were closed.

         Gross profit increased $0.9 million or 4.2% to $24.3 million in the thirteen weeks ended July 29, 2000 from $23.4 million in the thirteen weeks ended July 31, 1999, and in the twenty-six weeks ended July 29, 2000, gross profit increased 7.3% to $49.0 million from $45.7 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended July 29, 2000 was 26.0% versus 26.0% in the same period last year. Gross profit as a percentage of net sales for the twenty-six weeks ended July 29, 2000 was 26.3% versus 26.1% in the same period last year. The increase as a percentage of net sales for the twenty-six week period was due to lower warehouse distribution costs as a percentage of net sales.

         Operating, selling and administrative expenses increased $1.6 million or 8.3% to $20.4 million in the thirteen weeks ended July 29, 2000, from $18.8 million in the thirteen weeks ended July 31, 1999, and in the twenty-six weeks ended July 29, 2000, operating, selling and administrative expenses increased 9.1% to $39.6 million from $36.3 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended July 29, 2000, increased to 21.7% from 20.9% in the same period last year. For the twenty-six week period operating, selling and administrative expenses as a percentage of net sales increased to 21.2% from 20.7% in the same period last year. The increase in this percentage for the thirteen and twenty-six week periods was primarily due to increased corporate expense.

         Depreciation and amortization increased $0.3 million or 8.2% to $3.7 million in the thirteen weeks ended July 29, 2000, from $3.4 million in the thirteen weeks ended July 31, 1999, and in the twenty-six week period depreciation and amortization increased $0.6 million or 8.7% to $7.3 million from $6.7 million in the same period last year. The increase in depreciation and amortization for the thirteen and twenty-six week periods was primarily the result of the increased number of superstores operated by the Company.

         Interest expense was relatively constant at $1.3 million for the thirteen weeks ended July 29, 2000 versus $1.2 million in the prior year. Interest expense was relatively constant at $2.3 million for the twenty-six week period ended July 29, 2000 versus $2.2 million in the year earlier period.

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

         The Company has a revolving credit facility that allows borrowings up to $90 million for which no principal repayments are due until the facility expires on June 18, 2003, and an unsecured working capital line of credit for $10 million, which is subject to annual renewal. As of July 29, 2000, $53.7 million was outstanding under these facilities combined. Both credit facilities have certain financial and non-financial covenants with which the Company is in compliance. Additionally, as of July 29, 2000, the Company has outstanding borrowings associated with the issuance of an industrial revenue bond totaling $7.5 million.

         The Company's capital expenditures totaled $4.6 million during the first twenty-six weeks of fiscal 2001. These expenditures were primarily used for new store expenditures, warehouse distribution purposes and investment in management information systems. Management estimates that capital expenditures for the remainder of fiscal 2001 will be approximately $10.2 million, and that such amounts will be used primarily for new stores, renovations and improvements to existing stores and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 2001.

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

         The Company purchases a portion of its inventories for resale from related parties; such purchases were $17.5 million in the twenty-six weeks ended July 29, 2000, versus $14.8 million in the twenty-six weeks ended July 31, 1999. The increase in related party purchases is primarily the result of greater collectors purchases from related parties. The Company sells a portion of its inventories to related parties; such sales amounted to $1.0 million and $0.9 million in the twenty-six weeks ended July 29, 2000 and July 31, 1999, respectively. The Company also purchases logistics services from a related party; such services amounted to $199,000 and $120,000 in the twenty-six weeks ended July 29, 2000 and July 31, 1999, respectively. Management believes the terms of these related party transactions are substantially equivalent to those available from unrelated parties and, therefore, have no significant impact on gross profit.

FINANCIAL POSITION

         During the twenty-six weeks ended July 29, 2000, the Company opened five superstores, converted one Bookland store to a superstore, closed one superstore and closed three Bookland stores. Inventory and debt balances at July 29, 2000 increased as compared to January 29, 2000 due to seasonal fluctuations in inventory levels and the five new superstores opened during the first half of fiscal 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

MARKET RISK

         The Company is subject to interest rate fluctuations involving its credit facilities. The average amount of debt outstanding under the Company's credit facilities was $61.6 million during fiscal 2000. However, the Company utilizes both fixed and variable debt to manage this exposure. On February 9, 1998, the Company entered into an interest rate swap agreement with a five year term which carries a notional principal amount of $30.0 million. The swap effectively fixes the interest rate on $30.0 million of variable rate debt at 6.78%. The swap agreement expires on February 9, 2003. Also, on May 14, 1996, the Company entered into an interest rate swap agreement with a ten year term which carries a notional principal amount of $7.5 million. The swap effectively fixes the interest rate on $7.5 million of variable rate debt at 6.98%. The swap agreement expires on June 7, 2006. The counter party to the interest rate swaps is one of the Company's primary banks. The Company believes the credit and liquidity risk of the counter party failing to meet its obligation is remote as the company settles its interest position with the bank on a quarterly basis.

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

         (B) Reports on Form 8-K

                  There were no reports filed on Form 8-K during the thirteen week period ended July 29, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.









                             BOOKS-A-MILLION, INC.


Date: September 12, 2000

                                    by: /s/ Clyde B. Anderson
                                        ---------------------------
                                    Clyde B. Anderson
                                    Chief Executive Officer



Date: September 12, 2000

                                    by: /s/ Richard S. Wallington
                                        ---------------------------
                                    Richard S. Wallington
                                    Chief Financial Officer