Form 10-Q
period 2000-10-28
BOOKS A MILLION INC
filed 2000-12-13
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

         For the quarterly period ended: October 28, 2000
                                        -----------------

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

                                Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of December 11, 2000 were 17,776,215 shares.

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                October 28, 2000  January 29, 2000
                                                                                                ----------------  ----------------
                                                                                                  (Unaudited)

ASSETS
CURRENT ASSETS:
     Cash and temporary cash investments                                                           $    6,710        $    4,920
     Accounts receivable, net                                                                           8,787            12,942
     Inventories                                                                                      235,734           194,624
     Prepayments and other                                                                              3,653             3,339
     Deferred income taxes                                                                              6,507             5,084
                                                                                                   ----------        ----------
         TOTAL CURRENT ASSETS                                                                         261,391           220,909
                                                                                                   ----------        ----------

PROPERTY AND EQUIPMENT:
     Gross property and equipment                                                                     132,836           125,454
     Less accumulated depreciation and amortization                                                    71,108            61,222
                                                                                                   ----------        ----------
         NET PROPERTY AND EQUIPMENT                                                                    61,728            64,232
                                                                                                   ----------        ----------

OTHER ASSETS:
     Goodwill, net                                                                                      1,432             1,453
     Other                                                                                                121               191
                                                                                                   ----------        ----------
         TOTAL OTHER ASSETS                                                                             1,553             1,644
                                                                                                   ----------        ----------
         TOTAL ASSETS                                                                              $  324,672        $  286,785
                                                                                                   ==========        ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Accounts payable                                                                              $  114,172        $  103,505
     Accrued expenses                                                                                  18,680            20,970
     Accrued income taxes                                                                                  --             2,092
     Current portion of long-term debt                                                                 33,338               470
                                                                                                   ----------        ----------
         TOTAL CURRENT LIABILITIES                                                                    166,190           127,037
                                                                                                   ----------        ----------

LONG TERM DEBT                                                                                         35,993            35,936
                                                                                                   ----------        ----------
DEFERRED INCOME TAXES                                                                                   2,747             2,407
                                                                                                   ----------        ----------

STOCKHOLDERS' INVESTMENT:
     Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares outstanding                   --                --
     Common stock, $.01 par value, 30,000,000 shares authorized, 18,091,815 and 18,080,646 shares issued and outstanding at October 28, 2000 and January 29, 2000,
     respectively                                                                                         181               181
     Additional paid-in capital                                                                        70,635            70,564
     Treasury stock at cost (81,600 shares at October 28, 2000 and January 29, 2000)                     (252)             (252)
     Retained earnings                                                                                 49,178            50,912
                                                                                                   ----------        ----------
         TOTAL STOCKHOLDERS' INVESTMENT                                                               119,742           121,405
                                                                                                   ----------        ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                            $  324,672        $  286,785
                                                                                                   ==========        ==========

                             See accompanying notes

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                            ----------------------------------  ----------------------------------
                                                            October 28, 2000  October 30, 1999  October 28, 2000  October 30, 1999
                                                            ----------------  ----------------  ----------------  ----------------

NET SALES                                                      $   90,133        $   91,162        $  276,861        $  266,167
     Cost of products sold (including warehouse
     distribution and store occupancy costs) (1)                   67,898            69,081           205,582           198,365
                                                               ----------        ----------        ----------        ----------

GROSS PROFIT                                                       22,235            22,081            71,279            67,802
     Operating, selling and administrative expenses                19,758            18,983            59,365            55,274
     Depreciation and amortization                                  3,772             3,417            11,074            10,134
                                                               ----------        ----------        ----------        ----------

OPERATING INCOME (LOSS)                                            (1,295)             (319)              840             2,394
     Interest expense, net                                          1,345             1,172             3,637             3,354
                                                               ----------        ----------        ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES                                  (2,640)           (1,491)           (2,797)             (960)
     Provision (Benefit) for income taxes                          (1,003)             (567)           (1,063)             (365)
                                                               ----------        ----------        ----------        ----------

NET INCOME (LOSS)                                              $   (1,637)       $     (924)       $   (1,734)       $     (595)
                                                               ==========        ==========        ==========        ==========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                                         18,010            17,995            18,008            17,957
                                                               ==========        ==========        ==========        ==========

NET INCOME (LOSS) PER SHARE - BASIC                            $    (0.09)       $    (0.05)       $    (0.10)       $    (0.03)
                                                               ==========        ==========        ==========        ==========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED                                       18,010            17,995            18,008            17,957
                                                               ==========        ==========        ==========        ==========

NET INCOME (LOSS) PER SHARE - DILUTED                          $    (0.09)       $    (0.05)       $    (0.10)       $    (0.03)
                                                               ==========        ==========        ==========        ==========

(1) Inventory purchases from related parties were $10,594, $9,094, $28,100 and $23,935, respectively for each of the periods presented.

                             See accompanying notes

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THIRTY-NINE WEEKS ENDED
                                                                                  ------------------------------------
                                                                                  OCTOBER 28, 2000    OCTOBER 30, 1999
                                                                                  ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                               $   (1,734)         $     (595)
                                                                                     ----------          ----------
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                                   11,074              10,134
         Loss on disposal of property and equipment                                         943                  78
         Change in deferred income taxes                                                 (1,083)               (433)
         Changes in current assets and liabilities:
             Accounts receivable                                                          4,155               4,967
             Inventories                                                                (41,110)            (46,983)
             Prepayments and other                                                         (295)             (1,636)
             Accounts payable                                                            10,668              15,282
             Accrued income taxes                                                        (2,092)               (476)
             Accrued expenses                                                            (2,301)              1,753
                                                                                     ----------          ----------
             Total adjustments                                                          (20,041)            (17,314)
                                                                                     ----------          ----------

             Net cash used in operating activities                                      (21,775)            (17,909)
                                                                                     ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                (9,496)             (7,069)
     Proceeds from sales of equipment                                                        65               1,721
                                                                                     ----------          ----------
             Net cash used in investing activities                                       (9,431)             (5,348)
                                                                                     ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under credit facilities                                              32,925              24,495
     Proceeds from sale of common stock, net                                                 71                 279
                                                                                     ----------          ----------

             Net cash provided by financing activities                                   32,996              24,774
                                                                                     ----------          ----------

Net increase in cash and temporary cash investments                                       1,790               1,517
Cash and temporary cash investments at beginning of period                                4,920               4,322
                                                                                     ----------          ----------

Cash and temporary cash investments at end of period                                 $    6,710          $    5,839
                                                                                     ==========          ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
             Interest                                                                $    3,337          $    2,981
             Income Taxes, net of refunds                                            $    2,913          $    1,436
                                                                                     ==========          ==========

                             See accompanying notes

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Books-A-Million, Inc. and its Subsidiaries (the "Company") for the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2000, included in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of October 28, 2000, and the results of its operations and cash flows for the thirteen and thirty-nine week periods then ended. Certain prior year amounts have been reclassified to conform to current year presentation.

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


                                                               For the Thirteen Weeks Ended
                                                                      (in thousands)
                                                             Oct 28, 2000       Oct 30, 1999
                                                             -------------------------------
Weighted average shares outstanding:
Basic                                                              18,010             17,995
Dilutive effect of stock options outstanding                            0                  0
                                                             -------------------------------
Diluted                                                            18,010             17,995
                                                             -------------------------------

                                                             For the Thirty-Nine Weeks Ended
                                                                     (in thousands)
                                                             Oct 28, 2000       Oct 30, 1999
                                                             -------------------------------
Weighted average shares outstanding:
Basic                                                              18,008             17,957
Dilutive effect of stock options outstanding                            0                  0
                                                             -------------------------------
Diluted                                                            18,008             17,957
                                                             -------------------------------

         Options outstanding of 1,515,717 and 1,529,489 for the thirteen weeks and thirty-nine weeks ended October 28, 2000, respectively, and outstanding options of 1,231,058 and 1,210,349 for the thirteen and thirty-nine weeks ended October 30, 1999, respectively, were not included in the table above as they were anti-dilutive.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


3. PENDING ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends FASB Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000 (February 4, 2001, for Books-A-Million, Inc.). In June 2000, FASB Statement No. 138, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Management is in the process of evaluating the impact of these statements on the consolidated financial statements; however, the adoption of these statements could increase the volatility in earnings.

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

RESULTS OF OPERATIONS

         Net sales decreased 1.1% to $90.1 million in the thirteen weeks ended October 28, 2000, from $91.2 million in the thirteen weeks ended October 30, 1999. This decrease was due to lower comparable store sales during the quarter. Net sales increased 4.0% to $276.9 million in the thirty-nine weeks ended October 28, 2000, from $266.2 million in the thirty-nine weeks ended October 30, 1999. For the thirty-nine week period the increase in net sales resulted primarily from new stores opened during the year. During the thirteen weeks ended October 28, 2000, three superstores were opened, one newsstand was opened, and three superstores were relocated.

         Gross profit increased $0.1 million or 0.7% to $22.2 million in the thirteen weeks ended October 28, 2000, from $22.1 million in the thirteen weeks ended October 30, 1999, and in the thirty-nine weeks ended October 28, 2000, gross profit increased 5.1% to $71.3 million from $67.8 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended October 28, 2000, was 24.7% versus 24.2% in the same period last year. Gross profit as a percentage of net sales for the thirty-nine weeks ended October 28, 2000, was 25.7% versus 25.5% in the same period last year. The increase as a percentage of net sales for the thirteen and thirty-nine week periods was due to improved merchandise control versus the same period last year.

         Operating, selling and administrative expenses increased $0.8 million or 4.1% to $19.8 million in the thirteen weeks ended October 28, 2000, from $19.0 million in the thirteen weeks ended October 30, 1999, and in the thirty-nine weeks ended October 28, 2000, operating, selling and administrative expenses increased 7.4% to $59.4 million from $55.3 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended October 28, 2000, increased to 21.9% from 20.8% in the same period last year. For the thirty-nine week period operating, selling and administrative expenses as a percentage of net sales increased to 21.4% from 20.8% in the same period last year. The increase in this percentage for the thirteen and thirty-nine week periods was primarily due to increased corporate expense and investment in information systems.

         Depreciation and amortization increased $0.4 million or 10.4% to $3.8 million in the thirteen weeks ended October 28, 2000, from $3.4 million in the thirteen weeks ended October 30, 1999, and in the thirty-nine week period depreciation and amortization increased $1.0 million or 9.3% to $11.1 million from $10.1 million in the same period last year. The increase in depreciation and amortization for the thirteen and thirty-nine week periods was primarily the result of the increased number of superstores operated by the Company.

         Interest expense was relatively constant at $1.3 million for the thirteen weeks ended October 28, 2000 versus $1.2 million in the prior year. Interest expense was relatively constant at $3.6 million for the thirty-nine week period ended October 28, 2000 versus $3.4 million in the year earlier period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         During the first thirty-nine weeks of fiscal 2001, the Company's cash requirements have been funded with net cash from operations and with borrowings under the Company's credit facilities. Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

         The Company has a revolving credit facility that allows borrowings up to $90 million for which no principal repayments are due until the facility expires on June 18, 2003. On September 25, 2000 the company amended its $10 million unsecured working capital line to provide for an additional $5 million of credit bringing the total to $15 million which is subject to annual renewal. As of October 28, 2000, an aggregate of $60.5 million was outstanding under these facilities. Both credit facilities have certain financial and non-financial covenants with which the Company is in compliance. Additionally, as of October 28, 2000, the Company has outstanding borrowings associated with the issuance of an industrial revenue bond totaling $7.5 million.

         The Company's capital expenditures totaled $9.5 million during the first thirty-nine weeks of fiscal 2001. These expenditures were primarily used for new stores expenditures, warehouse distribution purposes and investment in management information systems. Management estimates that capital expenditures for the remainder of fiscal 2001 will be approximately $5.8 million, and that such amounts will be used primarily for new stores, renovations and improvements to existing stores and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and meet the Company's working capital requirements for the remainder of fiscal 2001.

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

         The Company purchases a portion of its inventories for resale from related parties; such purchases were $28.1 million in the thirty-nine weeks ended October 28, 2000, versus $23.9 million in the thirty-nine weeks ended October 30, 1999. The increase in related party purchases is primarily the result of the opening of eight superstores and one newsstand during the period. The Company sells a portion of its inventories to related parties; such sales amounted to $2.3 million and $2.1 million in the thirty-nine weeks ended October 28, 2000 and October 30, 1999, respectively. This increase in related party sales is primarily due to increased sales of bargain books to related parties. The Company also purchases logistics services from a related party; such services amounted to $235,000 and $348,000 in the thirty-nine weeks ended October 28, 2000 and October 30, 1999, respectively. Management believes the terms of these related party transactions are substantially equivalent to those available from unrelated parties and, therefore, have no significant impact on gross profit.

FINANCIAL POSITION

         During the thirty-nine weeks ended October 28, 2000, the Company opened eight superstores and one newsstand. Inventory and debt balances at October 28, 2000 increased as compared to January 29, 2000 due to seasonal fluctuations in inventory levels and the eight new superstores opened during the first thirty-nine weeks of fiscal 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

MARKET RISK

         The Company is subject to interest rate fluctuations involving its credit facilities. The average amount of debt outstanding under the Company's credit facilities was $61.6 million during fiscal 2000. However, the Company utilizes both fixed and variable debt to manage this exposure. On February 9, 1998, the Company entered into an interest rate swap agreement with a five year term which carries a notional principal amount of $30.0 million. The swap effectively fixes the interest rate on $30.0 million of variable rate debt at 5.78%. The swap agreement expires on February 9, 2003. Also, on May 14, 1996, the Company entered into an interest rate swap agreement with a ten year term which carries a notional principal amount of $7.5 million. The swap effectively fixes the interest rate on $7.5 million of variable rate debt at 6.98%. The swap agreement expires on June 7, 2006. The counter party to the interest rate swaps is one of the Company's primary banks. The Company believes the credit and liquidity risk of the counter party failing to meet its obligation is remote as the company settles its interest position with the bank on a quarterly basis.

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

         (B) Reports on Form 8-K

                  There were no reports filed on Form 8-K during the thirteen week period ended October 28, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                                BOOKS-A-MILLION, INC.


Date: December 12, 2000

                                                by: /s/ Clyde B. Anderson
                                                    ----------------------------
                                                Clyde B. Anderson
                                                Chief Executive Officer



Date: December 12, 2000

                                                by: /s/ Richard S. Wallington
                                                    ----------------------------
                                                Richard S. Wallington
                                                Chief Financial Officer