Form 10-K
period 2001-02-03
BOOKS A MILLION INC
filed 2001-05-04
CIK 891919

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

For the fiscal year ended February 3, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to
                              --------------  ----------------

                          Commission File No. 0-20664

                             BOOKS-A-MILLION, INC.
             (Exact name of Registrant as specified in its charter)


                DELAWARE                                                   63-0798460
     (State or other jurisdiction of                                      (IRS Employer
     incorporation or organization)                                    Identification No.)

           402 INDUSTRIAL LANE
           BIRMINGHAM, ALABAMA                                                35211
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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of April 17, 2001 (based on the closing sale price as reported on the NASDAQ National Market on such date), was $28,936,887.

         The number of shares outstanding of the Registrant's Common Stock as of April 17, 2001 was 17,179,257.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the fiscal year ended February 3, 2001 are incorporated by reference into Part II of this report.

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2001 are incorporated by reference into Part III of this report.

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

ITEM 1. BUSINESS

GENERAL

         Books-A-Million, Inc. (the "Company" or the "Registrant") is a leading book retailer and is one of the dominant book retailers in the southeastern United States. The Company, which was founded in 1917, has developed several store formats to address the various market areas it serves. Superstores, the first of which was opened in 1988, average approximately 20,000 square feet and operate under the name "Books-A-Million." Smaller bookstores, which are operated under the name "Bookland," have approximately 4,000 square feet and are located primarily in malls. The Company also operates newsstands under the name "Joe Muggs Newsstands." Newsstands average approximately 2,300 square feet and are located in mostly larger markets. All store formats offer a selection of best sellers and other hardcover and paperback books, magazines, and newspapers. In addition to the retail store formats, the Company offers its products over the Internet at Booksamillion.com and Joemuggs.com. The Company is also a wholesaler of books to, among others, bookstores, wholesale clubs, supermarkets, department stores and mass merchandisers. Additionally, the Company has a subsidiary which provides website development and maintenance services.

         The Company was originally incorporated under the laws of the State of Alabama in 1964 and was reincorporated in Delaware in September 1992. The principal executive offices of the Company are located at 402 Industrial Lane, Birmingham, Alabama 35211, and its telephone number is (205) 942-3737. Unless the context otherwise requires, references to the Company include its wholly owned subsidiaries, American Wholesale Book Company, Inc. ("American Wholesale") and American Internet Service, Inc. ("AIS").

BOOKS-A-MILLION SUPERSTORES

         The Company opened its first Books-A-Million superstore in April 1988. The Company developed its superstores to capitalize on the growing consumer demand for the convenience, selection and value associated with the superstore retailing format. Each superstore is designed to be a receptive and open environment conducive to browsing and reading and includes ample space for promotional events open to the public, including book autograph sessions and children's storytelling. The Company operated 145 Books-A-Million superstores as of February 3, 2001.

         Books-A-Million superstores emphasize selection, value and customer service. Books-A-Million superstores offer an extensive selection of best sellers and other hardcover and paperback books, magazines, local and out-of-town newspapers, greeting cards and gifts. Books-A-Million superstores also dedicate space to bargain books that are sold at a discount from publishers' originally suggested retail prices. Each Books-A-Million superstore has a service center staffed with associates who are knowledgeable about the store's merchandise and who are trained to answer customers' questions, assist customers in locating books within the store and place special orders. The majority of the superstores also include an espresso and coffee bar called Joe Muggs. The Company's superstores are conveniently located on major, high-traffic roads and in enclosed malls or strip shopping centers with adequate parking. Books-A-Million superstores are generally open seven days a week from 9:00 a.m. to 11:00 p.m.

BOOKLAND STORES

         The Company's Bookland stores operate as traditional bookstores or combination book and greeting card stores, both of which are tailored to the size, demographics and competitive conditions of the particular market area. Bookland stores average between 3,500 and 4,500 square feet and carry a broad selection of best sellers and other hardcover and paperback books, bargain books, magazines, gifts and greeting cards. The Company has 37 Bookland stores as of February 3, 2001.

JOE MUGGS NEWSSTANDS

         The Company's newsstands are concentrated in business and entertainment districts and are tailored to the demographics of the particular market area. Newsstands average approximately 2,300 square feet and carry a broad selection of newspapers and magazines, along with hardcover and paperback books. The newsstands also offer an espresso and coffee bar. The Company operated 3 newsstands as of February 3, 2001.

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

INTERNET OPERATIONS

         The Company, through its wholly owned subsidiary, AIS, sells a broad range of products over the Internet under the name Booksamillion.com. Products sold by Booksamillion.com are similar to those sold in the Company's Books-A-Million superstores and include a wide selection of books, magazines and gift items. Booksamillion.com also operates an online cafe on its web site under the name Joemuggs.com. Joemuggs.com offers a wide selection of whole bean coffee, confections and related gift items for purchase over the Internet.

         The Company is assisted in its Internet development efforts through its wholly owned subsidiary, NetCentral, Inc., which is based in Nashville, Tennessee. In addition to providing web development and maintenance for all of the Company's Internet sites and networking initiatives, NetCentral also serves several outside customers by offering site development, web hosting and technical services.

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

         The Company purchases merchandise from over 500 vendors. The Company purchases the majority of its music inventory from one supplier and substantially all of its magazines from another supplier, each of which is a related party and the majority of its collectors' supplies from one supplier. No one vendor accounted for more than 8.9% of the Company's overall merchandise purchases in the fiscal year ended February 3, 2001. In general, approximately 80% of the Company's inventory may be returned by the Company for full credit, which substantially reduces the Company's risk of inventory obsolescence.

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

EMPLOYEES

         As of fiscal year end, the Company employed approximately 2,800 full-time associates and 2,200 part-time associates. The number of part-time associates employed by the Company fluctuates based upon seasonal needs. None of the Company's associates are covered by a collective bargaining agreement, and management believes that the Company's relations with its associates are excellent.

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

         The Company's principal executive offices are located in a 20,550 square foot leased building located in Birmingham, Alabama. The lease, which is with a related party, extends to January 31, 2006.

         American Wholesale owns its wholesale distribution center that is located in an approximately 252,000 square foot facility located in Florence, Alabama. During fiscal 1995 and 1996, the Company financed the acquisition and construction of the wholesale distribution facility through loans obtained from the proceeds of an industrial revenue bond, which are secured by a mortgage interest in this facility. The Company also leases, from a related party, a second warehouse facility, which is located in an approximately 277,000 square foot facility in Tuscumbia, Alabama. In addition, the Company leases all of the tractors that pull the company owned trailers, which comprise its transportation fleet.

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


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information under the heading "Market and Dividend Information" follows page 20 and is the inside back cover of the Annual Report to Stockholders for the year ended February 3, 2001 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The information under the heading "Selected Consolidated Financial Data" for the years ended February 1, 1997, through February 3, 2001 on page 4 of the Annual Report to Stockholders for the year ended February 3, 2001, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the heading "Management's Discussion & Analysis of Financial Condition & Results of Operations" on pages 5 through 7 of the Annual Report to Stockholders for the year ended February 3, 2001 is incorporated herein by reference.

ITEM 7.A. MARKET RISK

         The Company is subject to market risk from interest rate fluctuations involving its credit facilities. The average amount of debt outstanding under the Company's credit facilities was $64.1 million during fiscal 2001. However, the Company utilizes both fixed and variable debt to manage this exposure. On February 9, 1998, the Company entered into an interest rate swap agreement with a five year term which carries a notional principal amount of $30.0 million. The swap effectively fixes the interest rate on $30.0 million of variable rate debt at 6.78%. The swap agreement expires on February 11, 2003. The counter party to the interest rate swap is one of the Company's primary banks. The Company believes the credit and liquidity risk of the counter party failing to meet its obligation is remote as the Company settles its interest position with the bank on a quarterly basis. The Company also maintains a $7.5 million interest rate swap that effectively fixes the interest rate on an Industrial Development Revenue Bond at 7.98%. The swap was entered into in June 1996 and has a term of ten years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Registrant and its subsidiaries included in the Annual Report to Stockholders for the year ended February 3, 2001 are incorporated herein by reference:

         Consolidated Balance Sheets as of February 3, 2001 and January 29,
            2000.

         Consolidated Statements of Operations for the Fiscal Years Ended
            February 3, 2001, January 29, 2000 and January 30, 1999.

         Consolidated Statements of Stockholders' Investment for the Fiscal
            Years Ended February 3, 2001, January 29, 2000 and January 30, 1999.

         Consolidated Statements of Cash Flows for the Fiscal Years Ended
            February 3, 2001, January 29, 2000 and January 30, 1999.

         Notes to Consolidated Financial Statements.

         Report of Independent Public Accountants.

         The information under the heading "Summary of Quarterly Results
            (Unaudited)" on page 19 of the Annual Report to Stockholders for the Fiscal Years Ended February 3, 2001 and January 29, 2000 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The sections under the heading "Proposal I-Election of Directors" entitled "Nominees for Election - Term Expiring 2004", "Incumbent Director - Term Expiring 2002" and "Incumbent Directors - Term Expiring 2003" on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 7, 2001, are incorporated herein by reference for information on the directors of the Registrant.

EXECUTIVE OFFICERS

         All executive officers of the Company are elected annually by and serve at the discretion of the Board of Directors. The executive officers of the Company are listed below:


  NAME                                     AGE                 POSITION WITH THE COMPANY
  ----                                     ---                 -------------------------
  Clyde B. Anderson                         40            Chairman of the Board and Chief Executive Officer

  Sandra B. Cochran                         42            President and Secretary

  Terrance G. Finley                        47            President, American Internet Service, Inc.

  Richard S. Wallington                     42            Chief Financial Officer


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

         Terrance G. Finley has served as the President of American Internet Service, Inc. since December 1998. Mr. Finley served as Senior Vice
President - Merchandising from January 1998 to December 1998. Mr. Finley served as Vice President - Merchandising from April 1994 to January 1998 and was named an executive officer of the Company in March 1995. Mr. Finley served as the General Manager of Book$mart from February 1992 to April 1994. Prior to joining the Company, Mr. Finley served as the Vice President - Sales for Smithmark Publishers.

         Richard S. Wallington has served as the Chief Financial Officer of the Company since August 1999. Mr. Wallington served as Vice President and Controller from September 1993 to August 1999. Prior to joining the Company, Mr. Wallington served as the Director of Financial Reporting for Woodward & Lothrop, a retail department store company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission (the "SEC") and the NASDAQ Stock Market, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, its directors, executive officers and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal 2001.

ITEM 11. EXECUTIVE COMPENSATION

         The sections under the heading "Executive Compensation," other than those entitled "Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Certain Relationships and Related Transactions" and "Performance Graph", on pages 10 through 17 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 7, 2001 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section under the heading "Proposal I-Election of Directors" entitled "Beneficial Ownership of Common Stock" on pages 8 and 9 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 7, 2001 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The sections under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" on pages 12 and 13 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 7, 2001 are incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1. Financial Statements

         The following Consolidated Financial Statements of Books-A-Million, Inc. and its subsidiaries, included in the Registrant's Annual Report to Stockholders for the fiscal year ended February 3, 2001 are incorporated by reference in Part II, Item 8:

         Consolidated Balance Sheets as of February 3, 2001 and January 29,
            2000.

         Consolidated Statements of Operations for the Fiscal Years Ended
            February 3, 2001, January 29, 2000 and January 30, 1999.

         Consolidated Statements of Stockholders' Investment for the Fiscal
            Years Ended February 3, 2001, January 29, 2000 and January 30, 1999.

         Consolidated Statements of Cash Flows for the Fiscal Years Ended
            February 3, 2001, January 29, 2000 and January 30, 1999.

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

3.       Exhibits **


 Exhibit Number
 --------------

   3.1     --       Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registration
                    Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992).

   3.2     --       Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1,
                    File No. 33-52256, originally filed September 21, 1992).

   4.1     --       See Exhibits 3.1 and 3.2 hereto incorporated herein by reference to the Exhibits of the same number to
                    Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992.

  10.1     --       Lease Agreement between First National Bank of Florence, Alabama, as Trustee, and Bookland Stores, Inc.
                    (which is a predecessor of the Registrant), an Alabama corporation, dated January 30, 1991 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1, File No. 33-52256, originally filed
                    September 21, 1992).

 *10.2     --       Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 to
                    Annual Report on Form 10-K for the fiscal year ended January 30, 1999, File No. 0-20664, filed on April 30, 1999).

 *10.3     --       Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1,
                    File No. 33-52256, originally filed September 21, 1992).

 *10.4     --       Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form
                    10-K for the fiscal year ended January 29, 1994, File No. 0-20664, filed on April 29, 1994).

 *10.5     --       1999 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Annual
                    Report on Form 10-K for the fiscal year ended January 29, 2000, File No. 0-20664, filed on April 28, 2000).

 *10.6     --       401(k) Plan (together with related documents) (incorporated by reference to Exhibit 10.9 to Registration
                    Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992).

  10.7     --       Shareholders Agreement dated as of September 1, 1992 (incorporated by reference to
                    Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended January 31, 1993,
                    File No. 0-20664, filed May 3, 1993).

 *10.8     --       Executive Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on
                    Form 10-K for the fiscal year ended January 28, 1995, File No. 0-20664, filed April 28, 1995).

  10.9     --       Short-Term Credit Agreement dated as of October 27, 1995, between the
                    Company and AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.6 to Annual
                    Report on Form 10-K for the fiscal year ended February 3, 1996,  File No. 0-20664, filed
                    May 3, 1996).

  10.10    --       Revolving Loan Agreement dated as of October 27, 1995 between the Company and
                    AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.10 to Annual Report on
                    Form 10-K for the fiscal year ended February 3, 1996, File 0-20664, filed May 3, 1996).

  10.11    --       First amendment to Short-Term Credit Agreement, dated as of November 1, 1996 between the Company and AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.11 to
                    Annual Report on Form 10-K for the fiscal year ended February 1, 1997, File 0-20664, filed May
                    2, 1997).




 10.12     --       First amendment to Revolving Loan Agreement dated June 4, 1997 between the Company and
                    AmSouth Bank of Alabama, SunTrust Bank, Atlanta and NationsBank, N.A. and Master Assignment and
                    Acceptance Agreement dated November 7, 1997 between AmSouth Bank, NationsBank, N.A.,
                    SunTrust Bank, Atlanta and SouthTrust Bank, N. A. (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended January 31, 1998, File 0-20664, filed
                    May 1, 1998).

 10.13     --       Second amendment to Short-Term Credit Agreement, dated June 4, 1997 between the Company and AmSouth Bank of Alabama (incorporated by reference to Exhibit 10.12 to Annual Report on
                    Form 10-K for the fiscal year ended January 31, 1998, File 0-20664, filed May 1, 1998).

 10.14     --       Second amendment to Revolving Loan Agreement dated June 19, 1998 between the Company and
                    AmSouth Bank of Alabama, SunTrust Bank, Atlanta, NationsBank, N.A. and SouthTrust Bank, National
                    Association and Master Assignment and Acceptance Agreement dated November 7, 1997 between AmSouth
                    Bank, NationsBank, N.A., SunTrust Bank, Atlanta and SouthTrust Bank, N. A. (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended January 30,
                    1999, File No. 0-20664, filed on April 30, 1999).

 10.15     --       Third amendment to Short-Term Credit Agreement, dated June 3, 1998 between the Company and AmSouth Bank of Alabama (incorporated by reference to Exhibit 10.15 to Annual Report on
                    Form 10-K for the fiscal year ended January 30, 1999, File No. 0-20664, filed on April 30, 1999).

 10.16     --       Third amendment to Revolving Loan Agreement dated June 18, 1999 between the Company and AmSouth
                    Bank of Alabama, SunTrust Bank, Atlanta, NationsBank, N.A. and SouthTrust Bank, N.A. and Master Assignment
                    and Acceptance Agreement dated November 7, 1997 between AmSouth Bank, NationsBank, N.A., SunTrust Bank,
                    Atlanta and SouthTrust Bank, N. A. (incorporated by reference to Exhibit 10.16 to Annual Report on
                    Form 10-K for the fiscal year ended January 29, 2000, File No. 0-20664, filed on April 28, 2000).

 10.17     --       Fourth Amendment to Short-Term credit agreement, dated September 25, 2000 between the Company and AmSouth Bank.

 10.18     --       Fourth Amendment to Revolving Loan Agreement dated September 25, 2000 between the Company and AmSouth Bank,
                    SunTrust Bank, Atlanta, NationsBank, N.A. and SouthTrust Bank, N.A.

*10.19     --       Stock Option Plans for Booksamillion.com, American Internet Service, Inc., Netcentral, Inc. and Faithpoint, Inc.

 13        --       Portions of the Annual Report to Stockholders for the year ended February 3, 2001 that are expressly incorporated by reference into Part II of this Report.

 21        --       Subsidiaries of the Registrant.

 23        --       Consent of Independent Public Accountants to the incorporation of their report on the Company's consolidated financial statements for the fiscal year ended February 3, 2001, into the
                    Registration Statements on Form S-8.  (File Nos. 33-72812 and 33-86980).

* The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Annual Report on Form 10-K.

**       The Company has financed certain capital expenditures with proceeds of an industrial development revenue bond (the "Bond"), for which the outstanding balance as of February 3, 2001, is less than 10% of the Company's total assets. The Bond documents have not been included as an exhibit hereto but the Company will provide such documents to the Securities and Exchange Commission upon request.

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


                                             BOOKS-A-MILLION, INC.


                                             by:       /s/ Clyde B. Anderson
                                                -------------------------------
                                                Clyde B. Anderson
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                Date: May 4, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


PRINCIPAL EXECUTIVE OFFICER:


         /s/ Clyde B. Anderson
-------------------------------------------------
Clyde B. Anderson
Chairman of the Board and Chief Executive Officer
Date:  May 4, 2001


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


         /s/ Richard S. Wallington
-------------------------------------------------
Richard S. Wallington
Chief Financial Officer
Date: May 4, 2001


DIRECTORS:


         /s/ Clyde B. Anderson
-------------------------------------------------
Clyde B. Anderson
Date: May 4, 2001


         /s/ Charles C. Anderson
-------------------------------------------------
Charles C. Anderson
Date: May 4, 2001

DIRECTORS:


         /s/ Ronald G. Bruno
-------------------------------------------------
Ronald G. Bruno
Date: May 4, 2001


         /s/ J. Barry Mason
-------------------------------------------------
J. Barry Mason
Date: May 4, 2001


         /s/ Terry C. Anderson
-------------------------------------------------
Terry C. Anderson
Date: May 4, 2001


         /s/ William H. Rogers, Jr.
-------------------------------------------------
William H. Rogers, Jr.
Date: May 4, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Books-A-Million, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of BOOKS-A-MILLION, INC. (A Delaware corporation) AND ITS SUBSIDIARIES incorporated by reference in this Form 10-K and have issued our report thereon dated March 19, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                  ARTHUR ANDERSEN LLP

Birmingham, Alabama
March 19, 2001

                                  SCHEDULE 2.


                             BOOKS-A-MILLION, INC.


                       VALUATION AND QUALIFYING ACCOUNTS


  FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 29, 2000 AND FEBRUARY 3, 2001


                                                                         CHARGED/
                                                   BALANCE AT          (CREDITED)        (DEDUCTIONS)/
                                                   BEGINNING            TO COSTS           RECOVERIES           BALANCE AT
                                                    OF YEAR           AND EXPENSES            NET              END OF YEAR
                                                  ----------          ------------       -------------         -----------

FOR THE YEAR ENDED JANUARY 30, 1999:
Allowance for doubtful accounts                   $  355,514            $691,870           $(108,761)            $  938,623

FOR THE YEAR ENDED JANUARY 29, 2000:
Allowance for doubtful accounts                   $  938,623            $898,830           $(348,556)            $1,488,897

FOR THE YEAR ENDED FEBRUARY 3, 2001:
Allowance for doubtful accounts                   $1,488,897            $218,044           $(920,060)            $  786,881

                               INDEX TO EXHIBITS


Exhibit
Number
-------
  3.1     --       Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registration
                   Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992).

  3.2     --       Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form
                   S-1, File No. 33-52256, originally filed September 21, 1992).

  4.1     --       See Exhibits 3.1 and 3.2 hereto incorporated herein by reference to the Exhibits of the same number to
                   Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992.

 10.1     --       Lease Agreement between First National Bank of Florence, Alabama, as Trustee, and Bookland Stores, Inc.
                   (which is a predecessor of the Registrant), an Alabama corporation, dated January 30, 1991 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1, File No. 33-52256, originally filed
                   September 21, 1992).

*10.2     --       Amended and Restated Stock Option Plan.

*10.3     --       Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1,
                   File No. 33-52256, originally filed September 21, 1992).

*10.4     --       Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form
                   10-K for the fiscal year ended January 29, 1994, File No. 0-20664, filed on April 29, 1994).

*10.5     --       1999 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Annual
                   Report on Form 10-K for the fiscal year ended January 29, 2000, File No. 0-20664, filed on April 28, 2000).

*10.6     --       401(k) Plan (together with related documents) (incorporated by reference to Exhibit 10.9 to Registration
                   Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992).

 10.7     --       Shareholders Agreement dated as of September 1, 1992 (incorporated by reference to Exhibit 10.9 to Annual
                   Report on Form 10-K for the fiscal year ended January 31, 1993, File No. 0-20664, filed May 3, 1993).

*10.8     --       Executive Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the
                   fiscal year ended January 28, 1995, File No. 0-20664, filed April 28, 1995).

 10.9     --       Short-Term Credit Agreement dated as of October 27, 1995, between the Company and AmSouth Bank, N.A.
                   (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended February
                   3, 1996,  File No. 0-20664, filed May 3, 1996).

 10.10    --       Revolving Loan Agreement dated as of October 27, 1995 between the Company and AmSouth Bank, N.A.
                   (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended
                   February 3, 1996, File 0-20664, filed May 3, 1996).

 10.11    --       First amendment to Short-Term Credit Agreement, dated as of November 1, 1996 between the Company and
                   AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the
                   fiscal year ended February 1, 1997, File 0-20664, filed May 2, 1997).

 10.12    --       First amendment to Revolving Loan Agreement dated June 4, 1997 between the Company and AmSouth Bank of
                   Alabama, SunTrust Bank, Atlanta and NationsBank, N.A. and Master Assignment and Acceptance Agreement dated
                   November 7, 1997 between AmSouth Bank, NationsBank, N.A., SunTrust Bank, Atlanta and SouthTrust Bank, N.A.
                   (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended
                   January 31, 1998, File 0-20664, filed May 1, 1998).

 10.13    --       Second amendment to Short-Term Credit Agreement, dated June 4, 1997 between the Company and AmSouth
                   Bank of Alabama (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended January 31, 1998, File 0-20664, filed May 1, 1998).

 10.14    --       Second amendment to Revolving Loan Agreement dated June 19, 1998 between the Company and AmSouth Bank of Alabama,
                   SunTrust Bank, Atlanta, NationsBank, N.A. and SouthTrust Bank, N.A. and Master Assignment and Acceptance
                   Agreement dated November 7, 1997 between AmSouth Bank, NationsBank, N.A., SunTrust Bank, Atlanta and SouthTrust
                   Bank, N. A. (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended
                   January 30, 1999, File No. 0-20664, filed on April 30, 1999).

 10.15    --       Third amendment to Short-Term Credit Agreement, dated June 3, 1998 between the Company and AmSouth Bank of
                   Alabama (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended
                   January 30, 1999, File No. 0-20664, filed on April 30, 1999).



*10.16    --       Third amendment to Revolving Loan Agreement dated June 18, 1999 between the Company and AmSouth Bank of Alabama,
                   SunTrust Bank, Atlanta, NationsBank, N.A. and SouthTrust Bank, N.A. and Master Assignment and Acceptance
                   Agreement dated November 7, 1997 between AmSouth Bank, NationsBank, N.A., SunTrust Bank, Atlanta and SouthTrust
                   Bank, N. A. (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended
                   January 29, 2000, File No. 0-20664, filed on April 28, 2000).

 10.17    --       Fourth Amendment to Short-Term credit agreement, dated September 25, 2000 between the Company and AmSouth Bank.

 10.18    --       Fourth Amendment to Revolving Loan Agreement dated September 25, 2000 between the Company and AmSouth Bank,
                   SunTrust Bank, Atlanta, NationsBank, N.A. and SouthTrust Bank, N.A.

*10.19    --       Stock Option Plans for Booksamillion.com, American Internet Service, Inc., Netcentral, Inc. and Faithpoint, Inc.

 13       --       Portions of the Annual Report to Stockholders for the year ended February 3, 2001 that are expressly incorporated by reference into Part II of this Report.

 21       --       Subsidiaries of the Registrant.

 23       --       Consent of Independent Public Accountants to the incorporation of their report on the Company's consolidated financial statements for the fiscal year ended February 3, 2001, into the Registration Statements on Form S-8.
                   (File Nos. 33-72812 and 33-86980).



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on File Nos. 33-72812 and 33-86980.


                                                 ARTHUR ANDERSEN LLP

Birmingham, Alabama
April 30, 2001