Form 10-Q
period 2001-05-05
BOOKS A MILLION INC
filed 2001-06-19
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

         For the quarterly period ended: May 5, 2001
                                         -----------

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


                                Yes [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of June 1, 2001 were 18,137,857 shares.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
                                     INDEX



                                                                                                  Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Condensed Consolidated Balance Sheets                                                3

        Unaudited Condensed Consolidated Statements of Operations                                      4

        Unaudited Condensed Consolidated Statement of Stockholders' Investment                         5

        Unaudited Condensed Consolidated Statements of Cash Flows                                      6

Notes to Unaudited Condensed Consolidated Financial Statements                                         7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations          9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                             12

Item 2. Changes in Securities                                                                         12

Item 3. Defaults Upon Senior Securities                                                               12

Item 4. Submission of Matters of Vote of Security-Holders                                             12

Item 5. Other Information                                                                             12

Item 6. Exhibits and Reports on Form 8-K                                                              13

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       MAY 5, 2001      FEBRUARY 3, 2001
                                                                       -----------      ----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             $   5,367           $   5,282
  Accounts receivable, net                                                 10,085              10,775
  Inventories                                                             220,574             205,986
  Prepayments and other                                                     4,928               4,521
  Deferred income taxes                                                     4,455               3,791
                                                                        ---------           ---------
    TOTAL CURRENT ASSETS                                                  245,409             230,355
                                                                        ---------           ---------

PROPERTY AND EQUIPMENT:
  Gross property and equipment                                            135,711             134,901
  Less accumulated depreciation and amortization                           77,699              74,242
                                                                        ---------           ---------
    NET PROPERTY AND EQUIPMENT                                             58,012              60,659
                                                                        ---------           ---------

OTHER ASSETS:
  Goodwill, net                                                             1,340               1,410
  Other                                                                       907                 117
                                                                        ---------           ---------
    TOTAL OTHER ASSETS                                                      2,247               1,527
                                                                        ---------           ---------
    TOTAL ASSETS                                                        $ 305,668           $ 292,541
                                                                        =========           =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                                      $  97,527           $ 102,510
  Accrued expenses                                                         18,879              22,611
  Accrued income taxes                                                         --                 650
  Current portion of long-term debt                                        23,773                 460
                                                                        ---------           ---------
    TOTAL CURRENT LIABILITIES                                             140,179             126,231
                                                                        ---------           ---------

LONG TERM DEBT                                                             43,171              41,526
                                                                        ---------           ---------
DEFERRED INCOME TAXES                                                       1,447               1,554
                                                                        ---------           ---------

STOCKHOLDERS' INVESTMENT:
  Preferred stock, $.01 par value, 1,000,000 shares
  authorized, no shares outstanding                                            --                  --
  Common stock, $.01 par value, 30,000,000 shares authorized,
  18,137,857 and 18,092,001 shares issued and outstanding at
  May 5, 2001 and February 3, 2001, respectively                              181                 181
  Additional paid-in capital                                               70,718              70,634
  Less treasury stock at cost (1,174,600 shares at May 5, 2001
  and 597,600 shares at February 3, 2001)                                  (2,830)             (1,563)
  Accumulated other comprehensive (loss)                                     (761)                  0
  Retained earnings                                                        53,563              53,978
                                                                        ---------           ---------
    TOTAL STOCKHOLDERS' INVESTMENT                                        120,871             123,230
                                                                        ---------           ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                      $ 305,668           $ 292,541
                                                                        =========           =========


                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             THIRTEEN WEEKS ENDED
                                                             --------------------
                                                        MAY 5, 2001      APRIL 29, 2000
                                                        -----------      --------------
NET SALES                                                 $ 97,490           $93,099
  Cost of products sold (including warehouse
    distribution and store occupancy costs) (1)             72,004            68,399
                                                          --------           -------

GROSS PROFIT                                                25,486            24,700
  Operating, selling and administrative expenses            21,011            19,257
  Depreciation and amortization                              3,877             3,650
                                                          --------           -------

OPERATING INCOME                                               598             1,793
  Interest expense, net                                      1,267             1,034
                                                          --------           -------

INCOME (LOSS) BEFORE INCOME TAXES                             (669)              759
  Income taxes provision (benefit)                            (254)              288
                                                          --------           -------

NET INCOME (LOSS)                                         $   (415)          $   471
                                                          ========           =======

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                                  17,321            18,005
                                                          ========           =======
NET INCOME (LOSS) PER SHARE - BASIC                       $  (0.02)          $  0.03
                                                          ========           =======
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED                                17,321            18,083
                                                          ========           =======
NET INCOME (LOSS) PER SHARE - DILUTED                     $  (0.02)          $  0.03
                                                          ========           =======


(1) Inventory purchases from related parties were $12,326 and $9,901, respectively, for each of the periods presented above.


                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                   ACCUMULATED
                                    COMMON STOCK    ADDITIONAL       TREASURY STOCK                    OTHER            TOTAL
                                  ----------------    PAID-IN      -----------------     RETAINED  COMPREHENSIVE    STOCKHOLDERS'
                                  SHARES    AMOUNT    CAPITAL      SHARES     AMOUNT     EARNINGS  INCOME (LOSS)     INVESTMENT
                                  ------    ------    -------      ------     ------     --------  -------------     ----------
BALANCE, FEBRUARY 3, 2001         18,092     $181     $70,634       598     $(1,563)     $ 53,978      $   0         $ 123,230

  Issuance of stock  for
    employee stock purchase
    plan                              46        0          84        --          --            --         --         $      84

  Purchase of treasury stock          --       --          --       577      (1,267)           --         --         $  (1,267)
                                  ------     ----     -------     -----     -------      --------      -----         ---------
SUBTOTAL                          18,138      181      70,718     1,175      (2,830)       53,978          0         $ 122,047
                                  ------     ----     -------     -----     -------      --------      -----         ---------


  Net income (loss)                   --       --          --        --          --          (415)        --         $    (415)

  Other comprehensive income
    (loss), net of tax:

    Cumulative effect of
    accounting change                 --       --          --        --          --            --       (465)        $    (465)
    Unrealized loss on
    derivative instruments            --       --          --        --          --            --       (296)        $    (296)
                                  ------     ----     -------     -----     -------      --------      -----         ---------

  Comprehensive income (loss)          0     $  0     $     0         0     $     0      $   (415)     $(761)        $  (1,176)
                                  ------     ----     -------     -----     -------      --------      -----         ---------
BALANCE, MAY 5, 2001              18,138     $181     $70,718     1,175     $(2,830)     $ 53,563      $(761)        $ 120,871
                                  ======     ====     =======     =====     =======      ========      =====         =========

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                THIRTEEN WEEKS ENDED
                                                                                --------------------
                                                                        MAY 5, 2001           APRIL 29, 2000
                                                                        -----------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $   (415)               $    471
                                                                         --------                --------
  Adjustments to reconcile net income to net cash used in
  operating activities:
    Depreciation and amortization                                           3,877                   3,650
    Loss on disposal of property and equipment                                 34                     465
    Change in deferred income taxes                                          (771)                    (95)
    Changes in assets and liabilities:
       Accounts receivable                                                    690                     868
       Inventories                                                         (8,674)                (10,994)
       Prepayments and other                                                 (588)                     91
       Accounts payable                                                    (4,983)                (11,945)
       Accrued income taxes                                                  (650)                 (1,706)
       Accrued expenses                                                    (3,733)                 (3,590)
                                                                         --------                --------
       Total adjustments                                                  (14,798)                (23,256)
                                                                         --------                --------

       Net cash used in operating activities                              (15,213)                (22,785)
                                                                         --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                     (1,194)                   (387)
  Acquisition of certain assets                                            (6,532)                      0
  Proceeds from sale of equipment                                              10                      13
  Cumulative effect of accounting change, net of tax                         (465)                      0
  Cash outflow from hedging activities, net                                  (296)                      0
                                                                         --------                --------
       Net cash used in investing activities                               (8,477)                   (374)
                                                                         --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities                                       58,717                  56,533
  Repayments under credit facilities                                      (33,759)                (33,243)
  Proceeds from sale of common stock, net                                      84                      70
  Purchase of treasury stock                                               (1,267)                     --
                                                                         --------                --------
       Net cash provided by financing activities                           23,775                  23,360
                                                                         --------                --------

Net increase in cash and temporary cash investments                            85                     201
Cash and temporary cash investments at beginning of period                  5,282                   4,920
                                                                         --------                --------

Cash and temporary cash investments at end of period                     $  5,367                $  5,121
                                                                         ========                ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the quarter for:
      Interest                                                           $    692                $    968
      Income taxes, net of refunds                                       $  1,173                $  2,090


                             SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Books-A-Million, Inc. and its Subsidiaries (the "Company") for the thirteen week periods ended May 5, 2001 and April 29, 2000, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 3, 2001, included in the Company's 2001 Annual Report on Form 10-K. In the opinion of management, the consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of May 5, 2001, and the results of its operations and cash flows for the thirteen week period then ended. Certain prior year amounts have been reclassified to conform to current year presentation.

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


                                                          For the Thirteen Weeks Ended
                                                                 (in thousands)
                                                        May 5, 2001         April 29, 2000
                                                        -----------         --------------
Weighted average shares outstanding:
Basic                                                      17,321               18,005
Dilutive effect of stock options outstanding                    0                   78
                                                           ------               ------
Diluted                                                    17,321               18,083
                                                           ------               ------

         Options outstanding of 1,471,200 and 1,056,000 for the thirteen weeks ended May 5, 2001 and April 29, 2000, respectively, were not included in the table above as they were anti-dilutive.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  NEW AND PENDING ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivatives and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

         The Company adopted these statements effective February 4, 2001. The $1.3 million liability related to the derivatives is reflected in Accrued Expenses in the accompanying condensed consolidated balance sheet at May 5, 2001. The adoption of these statements resulted in a cumulative after-tax reduction to other comprehensive loss of $761,000 and a reduction to income of $40,000 for the thirteen weeks ended May 5, 2001. The adoption of these statements may increase volatility in earnings.

4.  ACQUISITION OF ASSETS

         During March 2001, the Company acquired inventory and lease-rights of eighteen retail stores from Crown Books Corporation for $6.5 million. The stores are located in the Chicago and Washington, D.C. metropolitan areas. The results of operations for these stores are reflected in the consolidated financial statements beginning in the first quarter of fiscal 2002.

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

RESULTS OF OPERATIONS

         Net sales increased 4.7% to $97.5 million in the thirteen weeks ended May 5, 2001, from $93.1 million in the thirteen weeks ended April 29, 2000. The increase in net sales resulted from 11 new superstores and 7 new traditional stores acquired this year. Comparable store sales in the first quarter decreased 6.8% versus last year. Excluding collector sales, comparable store sales increased 0.2% over the same period last year. During the thirteen weeks ended May 5, 2001, 18 stores were acquired from Crown Books Corporation. Two stores were closed during the quarter as well.

         Gross profit increased $0.8 million or 3.2% to $25.5 million in the thirteen weeks ended May 5, 2001 from $24.7 million in the thirteen weeks ended April 29, 2000. Gross profit as a percentage of net sales for the thirteen weeks ended May 5, 2001 was 26.1% versus 26.5% in the same period last year. The decrease in gross profit stated as a percent to sales was primarily due to higher occupancy costs as a percentage of sales.

         Operating, selling and administrative expenses increased $1.7 million or 9.1% to $21.0 million in the thirteen weeks ended May 5, 2001, from $19.3 million in the thirteen weeks ended April 29, 2000. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended May 5, 2001, increased to 21.6% from 20.7% in the same period last year. The increase in operating expenses stated as a percent to sales was primarily due to lower comparable store sales.

         Depreciation and amortization increased $0.2 million or 6.2% to $3.9 million in the thirteen weeks ended May 5, 2001, from $3.7 million in the thirteen weeks ended April 29, 2000. The increase in depreciation and amortization is primarily the result of the increased number of superstores operated by the Company.

         Interest expense was $1.3 million in the thirteen weeks ended May 5, 2001 versus $1.0 million at April 29, 2000. The increase is due to higher average borrowings this year versus the same period last year. This is primarily due to the acquisition of inventory and lease-rights from Crown Books Corporation in March 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         During the first thirteen weeks of fiscal 2002, the Company's cash requirements have been funded with net cash from operations and with borrowings under the Company's credit facilities. Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

         The Company has a revolving credit facility that allows borrowings up to $90 million for which no principal repayments are due until the facility expires on June 18, 2003, and an unsecured working capital line of credit for $15 million, which is subject to annual renewal. As of May 5, 2001, $58.4 million was outstanding under these facilities combined. Both credit facilities have certain financial and non-financial covenants with which the Company is in compliance. Additionally, as of May 5, 2001, the Company has outstanding borrowings associated with the issuance of an industrial development revenue bond totaling $7.5 million.

         The Company's capital expenditures totaled $1.2 million during the first thirteen weeks of fiscal 2002. These expenditures were primarily used for new store expenditures and warehouse distribution purposes. Management estimates that capital expenditures for the remainder of fiscal 2002 will be approximately $13.1 million, and that such amounts will be used primarily for new stores, renovation and improvements to existing stores and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 2002.

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

         The Company purchases a portion of its inventories for resale from related parties; such purchases were $12.3 million in the thirteen weeks ended May 5, 2001, versus $9.9 million in the thirteen weeks ended April 29, 2000. The increase in related party purchases is primarily due to increased purchases of magazine merchandise. The Company sells a portion of its inventories to related parties; such sales amounted to $0.5 million and $1.2 million in the thirteen weeks ended May 5, 2001 and April 29, 2000, respectively. This decrease in related party sales is primarily due to lower sales of bargain books. The Company also purchases logistics services from a related party; such services amounted to $58,000 and $123,000 in the thirteen weeks ended May 5, 2001 and April 29, 2000, respectively. Management believes the terms of these related party transactions are substantially equivalent to those available from unrelated parties and, therefore, have no significant impact on gross profit.

FINANCIAL POSITION

         During the thirteen weeks ended May 5, 2001, the Company acquired 18 stores from Crown Books Corporation, located in the Chicago and Washington D.C. metropolitan areas. In addition, the Company closed two stores during the quarter. Inventory and debt balances at May 5, 2001 increased as compared to February 3, 2001 due to seasonal fluctuations in inventory levels and the acquisition of inventory and lease-rights from Crown Books Corporation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


MARKET RISK

         The Company is subject to interest rate fluctuations involving its credit facilities. The average amount of debt outstanding under the Company's credit facilities was $64.1 million during fiscal 2001. However, the Company utilizes both fixed and variable debt to manage this exposure. On February 9, 1998, the Company entered into an interest rate swap agreement, with a five-year term, which carries a notional principal amount of $30.0 million. The swap effectively fixes the interest rate on $30.0 million of variable rate debt at 6.78%. The swap agreement expires on February 11, 2003. Also, on May 14, 1996, the Company entered into an interest rate swap agreement, with a ten- year term, which carries a notional principal amount of $7.5 million. The swap effectively fixes the interest rate on $7.5 million of variable rate debt at 7.98%. The swap agreement expires on June 7, 2006. The counter party to the interest rate swaps is one of the Company's primary banks. The Company believes the credit and liquidity risk of the counter party failing to meet its obligation is remote as the Company settles its interest position with the bank on a quarterly basis.

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

                  None

ITEM 3:  Defaults Upon Senior Securities

                  None

ITEM 4:  Submission of Matters of Vote of Security-Holders

    -    Date of Meeting - June 7, 2001

    -    Annual Meeting

    -    Name of each director elected at meeting:
                  Charles C. Anderson
                  J. Barry Mason
                  William H. Rodgers, Jr.

    - Name of each director whose term of office as director continued after the meeting:
                  Clyde B. Anderson
                  Terry C. Anderson
                  Ronald G. Bruno

    -    Other matters voted on at Annual Meeting

                  i) To approve an amendment to the Company's Stock Option Plan that will increase the number of shares of Common Stock reserved for grants of options under the Plan from 3,300,000 to 3,800,000.
                  ii) Ratify the appointment by the Audit Committee of the Board of Directors of Arthur Andersen, LLP, to serve as the Company's independent auditor for the fiscal year ending February 2, 2002.

    -    Results of votes:

------------------------------------------------------------------------------------------------
       Election of         Number of Votes Cast For    Number of Votes Cast     Number of Votes
                                                             Against              Abstaining
------------------------------------------------------------------------------------------------

   Charles C. Anderson            14,709,981                1,651,829               11,220

     J. Barry Mason               14,714,654                1,651,829                6,547

 William H. Rodgers, Jr.          14,715,901                1,651,829                5,300

     Item i.) above               14,373,162                1,953,927               45,941

     Item ii) above               16,251,862                 105,657                15,511

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

                  There were no reports filed on Form 8-K during the thirteen week period ended May 5, 2001

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                          BOOKS-A-MILLION, INC.



   Date: June 19, 2001                    by: /s/ Clyde B. Anderson
                                              ---------------------
                                          Clyde B. Anderson
                                          Chief Executive Officer



   Date: June 19, 2001                    by: /s/ Richard S. Wallington
                                              -------------------------
                                          Richard S. Wallington
                                          Chief Financial Officer