Form 10-Q
period 2001-08-04
BOOKS A MILLION INC
filed 2001-09-17
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

         For the quarterly period ended: August 4, 2001
                                         --------------

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

                                  Yes [X] No[ ]

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of September 14, 2001 were 18,138,122 shares.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                     PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     Unaudited Condensed Consolidated Balance Sheets                                     3

     Unaudited Condensed Consolidated Statements of Operations                           4

     Unaudited Condensed Consolidated Statement of Stockholders' Investment              5

     Unaudited Condensed Consolidated Statements of Cash Flows                           6

     Notes to Unaudited Condensed Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                       9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                               12

Item 2. Changes in Securities                                                           12

Item 3. Defaults Upon Senior Securities                                                 12

Item 4. Submission of Matters of Vote of Security-Holders                               12

Item 5. Other Information                                                               12

Item 6. Exhibits and Reports on Form 8-K                                                12

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        AUGUST 4, 2001   FEBRUARY 3, 2001
                                                                        --------------   ----------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $    4,124        $    5,282
   Accounts receivable, net                                                   10,566            10,775
   Inventories                                                               213,976           205,986
   Prepayments and other                                                       4,766             4,521
   Deferred income taxes                                                       4,898             3,791
                                                                          ----------        ----------
       TOTAL CURRENT ASSETS                                                  238,330           230,355
                                                                          ----------        ----------

PROPERTY AND EQUIPMENT:
   Gross property and equipment                                              138,075           134,901
   Less accumulated depreciation and amortization                             81,464            74,242
                                                                          ----------        ----------
     NET PROPERTY AND EQUIPMENT                                               56,611            60,659
                                                                          ----------        ----------

OTHER ASSETS:
   Goodwill, net                                                               1,389             1,410
   Other                                                                         628               117
                                                                          ----------        ----------
     TOTAL OTHER ASSETS                                                        2,017             1,527
                                                                          ----------        ----------
           TOTAL ASSETS                                                   $  296,958        $  292,541
                                                                          ==========        ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Accounts payable                                                       $   96,501        $  102,510
   Accrued expenses                                                           19,479            22,611
   Accrued income taxes                                                           --               650
   Current portion of long-term debt                                          17,409               460
                                                                          ----------        ----------
       TOTAL CURRENT LIABILITIES                                             133,389           126,231
                                                                          ----------        ----------

LONG TERM DEBT                                                                43,171            41,526
                                                                          ----------        ----------
DEFERRED INCOME TAXES                                                          1,340             1,554
                                                                          ----------        ----------

STOCKHOLDERS' INVESTMENT:
   Preferred stock, $.01 par value, 1,000,000 shares
   authorized, no shares outstanding                                              --                --
   Common stock, $.01 par value, 30,000,000 shares authorized,
   18,138,122 and 18,092,001 shares issued and outstanding at
   August 4, 2001 and February 3, 2001, respectively                             181               181
   Additional paid-in capital                                                 70,717            70,634
   Less treasury stock at cost (1,541,250 shares at August 4, 2001
   and 597,600 shares at February 3, 2001)                                    (3,821)           (1,563)
   Accumulated other comprehensive income (loss)                                (906)                0
   Retained earnings                                                          52,887            53,978
                                                                          ----------        ----------
       TOTAL STOCKHOLDERS' INVESTMENT                                        119,058           123,230
                                                                          ==========        ==========
           TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                 $  296,958        $  292,541
                                                                          ==========        ==========

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                      -------------------------------   -------------------------------
                                                      AUGUST 4, 2001    JULY 29, 2000   AUGUST 4, 2001    JULY 29, 2000
                                                      --------------    -------------   --------------    -------------

NET SALES                                                $ 104,011        $  93,629        $ 201,501        $ 186,728
   Cost of products sold (including warehouse
   distribution and store occupancy costs)(1)               77,169           69,285          149,173          137,684
                                                         ---------        ---------        ---------        ---------

GROSS PROFIT                                                26,842           24,344           52,328           49,044
   Operating, selling and administrative expenses           22,894           20,350           43,905           39,607
   Depreciation and amortization                             3,896            3,652            7,773            7,302
                                                         ---------        ---------        ---------        ---------

OPERATING INCOME                                                52              342              650            2,135
   Interest expense, net                                     1,142            1,258            2,409            2,292
                                                         ---------        ---------        ---------        ---------

INCOME (LOSS) BEFORE INCOME TAXES                           (1,090)            (916)          (1,759)            (157)
   Income taxes provision (benefit)                           (414)            (348)            (668)             (60)
                                                         ---------        ---------        ---------        ---------

NET INCOME (LOSS)                                        $    (676)       $    (568)       $  (1,091)       $     (97)
                                                         =========        =========        =========        =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                                  16,773           18,010           17,047           18,008
                                                         =========        =========        =========        =========
NET INCOME (LOSS) PER SHARE - BASIC                      $   (0.04)       $   (0.03)       $   (0.06)       $   (0.01)
                                                         =========        =========        =========        =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED                                16,773           18,010           17,047           18,008
                                                         =========        =========        =========        =========
NET INCOME (LOSS) PER SHARE - DILUTED                    $   (0.04)       $   (0.03)       $   (0.06)       $   (0.01)
                                                         =========        =========        =========        =========

(1) Inventory purchases from related parties were $4,801, $7,605, $17,197 and $17,506, respectively, for each of the periods presented above.

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        ACCUMULATED
                                     COMMON STOCK       ADDITIONAL     TREASURY STOCK                      OTHER          TOTAL
                                   -----------------     PAID-IN     -------------------     RETAINED  COMPREHENSIVE  STOCKHOLDERS'
                                   SHARES     AMOUNT     CAPITAL     SHARES      AMOUNT      EARNINGS  INCOME (LOSS)   INVESTMENT
                                   ------     ------    ----------   ------     --------     --------  -------------  -------------

BALANCE, FEBRUARY 3, 2001          18,092     $  181     $ 70,634       598     $ (1,563)    $ 53,978      $    0       $ 123,230

  Issuance of stock  for
  employee stock purchase plan         46         --           83        --           --           --          --       $      83
  Purchase of treasury stock           --         --           --       943       (2,258)          --          --       $  (2,258)
  Net income (loss)                    --         --           --        --           --       (1,091)         --       $  (1,091)
      Cumulative effect of
      accounting change (Note 3)       --         --           --        --           --           --        (465)      $    (465)
      Unrealized loss on
      derivative instruments           --         --           --        --           --           --        (441)      $    (441)
                                   ------     ------     --------    ------     --------     --------      ------       ---------

BALANCE, AUGUST 4, 2001            18,138     $  181     $ 70,717     1,541     $ (3,821)    $ 52,887      $ (906)      $ 119,058
                                   ======     ======     ========    ======     ========     ========      ======       =========

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         TWENTY-SIX WEEKS ENDED
                                                                     ------------------------------
                                                                     AUGUST 4, 2001   JULY 29, 2000
                                                                     --------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $ (1,091)        $    (97)
                                                                        --------         --------
   Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation and amortization                                         7,773            7,302
     Loss on disposal of property and equipment                               41              704
     Change in deferred income taxes                                        (733)             (95)
     Changes in assets and liabilities:
        Accounts receivable                                                  209            3,210
        Inventories                                                       (2,076)         (15,236)
        Prepayments and other                                               (278)            (741)
        Accounts payable                                                  (6,009)         (11,968)
        Accrued income taxes                                                (650)          (2,092)
        Accrued expenses                                                  (4,626)          (2,483)
                                                                        --------         --------
        Total adjustments                                                 (6,349)         (21,399)
                                                                        --------         --------

        Net cash used in operating activities                             (7,440)         (21,496)
                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (3,617)          (4,622)
   Acquisition of certain assets (Note 4)                                 (6,532)               0
   Proceeds from sale of equipment                                            12               42
                                                                        --------         --------
        Net cash used in investing activities                            (10,137)          (4,580)
                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                     96,706           90,970
   Repayments under credit facilities                                    (78,112)         (64,783)
   Proceeds from sale of common stock, net                                    83               70

   Purchase of treasury stock                                             (2,258)              --
                                                                        --------         --------
        Net cash provided by financing activities                         16,419           26,257
                                                                        --------         --------

Net increase (decrease) in cash and temporary cash investments            (1,158)             181
Cash and temporary cash investments at beginning of period                 5,282            4,920
                                                                        --------         --------

Cash and temporary cash investments at end of period                    $  4,124         $  5,101
                                                                        --------         --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                          $  1,909         $  2,197
                                                                        --------         --------
      Income taxes, net of refunds                                      $  1,069         $  3,068
                                                                        --------         --------
        Non-cash transactions:
             Cumulative effect of hedging activities, net of tax
             benefit of $588                                            $    906         $      0
                                                                        --------         --------

                             SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Books-A-Million, Inc. and its Subsidiaries (the "Company") for the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 3, 2001, included in the Company's 2001 Annual Report on Form 10-K. In the opinion of management, the consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of August 4, 2001, and the results of its operations and cash flows for the thirteen and twenty-six week periods then ended. Certain prior year amounts have been reclassified to conform to current year presentation.

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

                                                 For the Thirteen Weeks Ended
                                                        (in thousands)
                                                August 4, 2001   July 29, 2000
                                                --------------   -------------

Weighted average shares outstanding:
Basic                                               16,773           18,010
Dilutive effect of stock options outstanding             0                0
                                                    ------           ------
Diluted                                             16,773           18,010
                                                    ------           ------

                                                 For the Twenty-Six Weeks Ended
                                                         (in thousands)
                                                August 4, 2001      July 29, 2000
                                                --------------      -------------

Weighted average shares outstanding:
Basic                                               17,047              18,008
Dilutive effect of stock options outstanding             0                   0
                                                    ------              ------
Diluted                                             17,047              18,008
                                                    ------              ------

Options outstanding of 1,445,000 and 1,460,000 for the thirteen weeks and twenty-six weeks ended August 4, 2001 and outstanding options of 1,522,435 and 1,537,152 for the thirteen and twenty-six weeks ended July 29, 2000 were not included in the table above as they were anti-dilutive.

3. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

         The Company adopted these statements effective February 4, 2001. The adoption of these statements resulted in a cumulative after-tax increase to other comprehensive loss of $465,000 and a reduction to income of $40,000 for the thirteen weeks ended May 5, 2001. The $1.5 million liability related to the derivatives is reflected in Accrued Expenses, and the relative tax benefit of $588,000 is reflected in Current Deferred Tax Assets in the accompanying condensed consolidated balance sheet at August 4, 2001. The adoption of these statements may increase volatility in earnings.

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

RESULTS OF OPERATIONS

         Net sales increased 11.1% to $104.0 million in the thirteen weeks ended August 4, 2001, from $93.6 million in the thirteen weeks ended July 29, 2000. Net sales increased 7.9% to $201.5 million in the twenty-six weeks ended August 4, 2001, from $186.7 million in the twenty-six weeks ended July 29, 2000. The increase in net sales resulted from 18 new stores acquired this year. Comparable store sales in the second quarter decreased 1.5% versus last year. Excluding collector sales, comparable store sales increased 1.6% over the same period last year. During the thirteen weeks ended August 4, 2001, two newsstands were opened and one Bookland store was closed.

         Gross profit increased $2.5 million or 10.3% to $26.8 million in the thirteen weeks ended August 4, 2001 from $24.3 million in the thirteen weeks ended July 29, 2000, and in the twenty-six weeks ended August 4, 2001, gross profit increased 6.7% to $52.3 million from $49.0 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended August 4, 2001 was 25.8% versus 26.0% in the same period last year. Gross profit as a percentage of net sales for the twenty-six weeks ended August 4, 2001 was 26.0% versus 26.3% in the same period last year. The decrease as a percentage of net sales for the thirteen and twenty-six week periods was primarily due to higher occupancy costs as a percentage of sales.

         Operating, selling and administrative expenses increased $2.5 million or 12.5% to $22.9 million in the thirteen weeks ended August 4, 2001, from $20.4 million in the thirteen weeks ended July 29, 2000, and in the twenty-six weeks ended August 4, 2001, operating, selling and administrative expenses increased 10.9% to $43.9 million from $39.6 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended August 4, 2001, increased to 22.0% from 21.7% in the same period last year. For the twenty-six week period operating, selling and administrative expenses as a percentage of net sales increased to 21.8% from 21.2% in the same period last year. The increase in this percentage for the thirteen and twenty-six week periods was due to lower comparable store sales and higher store selling costs as a percent to sales.

         Depreciation and amortization increased $0.2 million or 6.7% to $3.9 million in the thirteen weeks ended August 4, 2001, from $3.7 million in the thirteen weeks ended July 29, 2000, and in the twenty-six week period depreciation and amortization increased $0.5 million or 6.5% to $7.8 million from $7.3 million in the same period last year. The increase in depreciation and amortization for the thirteen and twenty-six week periods was primarily the result of the increased number of superstores operated by the Company.

         Interest expense was $1.1 million in the thirteen weeks ended August 4, 2001 versus $1.3 million in the thirteen weeks ended July 29, 2000, and $2.4 million in the twenty-six weeks ended August 4, 2001 versus $2.3 million in the same period last year. The decrease in interest expense for the second quarter is due to lower interest rates versus last year. Year to date, the increase in interest expense is due to higher average (net) debt balances at the beginning of the period that continued throughout the first quarter and most of the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

         During the first twenty-six weeks of fiscal 2002, the Company's cash requirements have been funded with net cash from operations and with borrowings under the Company's credit facilities. Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

         The Company has a revolving credit facility that allows borrowings up to $90 million for which no principal repayments are due until the facility expires on June 18, 2003, and an unsecured working capital line of credit for $15 million, which is subject to annual renewal. As of August 4, 2001, $52.2 million was outstanding under these facilities combined. Both credit facilities have certain financial and non-financial covenants with which the Company is in compliance. Additionally, as of August 4, 2001, the Company has outstanding borrowings associated with the issuance of an industrial development revenue bond totaling $7.5 million.

         The Company's capital expenditures totaled $3.6 million during the first twenty-six weeks of fiscal 2002. These expenditures were primarily used for new store expenditures and warehouse distribution purposes. Management estimates that capital expenditures for the remainder of fiscal 2002 will be approximately $8.0 million, and that such amounts will be used primarily for new stores, renovation and improvements to existing stores and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 2002.

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

         The Company purchases a portion of its inventories for resale from related parties; such purchases were $17.2 million in the twenty-six weeks ended August 4, 2001, versus $17.5 million in the twenty-six weeks ended July 29, 2000. The decrease in related party purchases is primarily due to decreased purchases of music merchandise. The Company sells a portion of its inventories to related parties; such sales amounted to $1.6 million and $1.7 million in the twenty-six weeks ended August 4, 2001 and July 29, 2000, respectively. This decrease in related party sales is primarily due to lower sales of bargain books. Management believes the terms of these related party transactions are substantially equivalent to those available from unrelated parties and, therefore, have no significant impact on gross profit.

FINANCIAL POSITION

         During the twenty-six weeks ended August 4, 2001, the Company acquired 18 stores from Crown Books Corporation, located in the Chicago and Washington D.C. metropolitan areas. In addition, the Company opened two newsstands, closed one superstore and closed two Bookland stores. Inventory and debt balances at August 4, 2001 increased as compared to February 3, 2001 due to seasonal fluctuations in inventory levels and the acquisition of inventory and lease-rights from Crown Books Corporation.

NEW AND PENDING ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Business combinations initiated after June 30, 2001, must be accounted for under the provisions of these two statements. The Company must also apply these provisions to previously recorded business combinations as of January 1, 2002. The principal provisions of FAS 141 and FAS 142 are as follows:

         All business combinations initiated after June 30, 2001 will be accounted for using the "purchase" method, under which the identifiable assets and liabilities of the acquired business are recorded at their respective fair market values with the residual amount being recorded as goodwill. The "pooling-of-interests" method, under which the financial statements of the acquirer and the acquiree were combined as if the two businesses had always been one, will no longer be used.

         Goodwill and identifiable intangible assets will no longer be amortized over a maximum period of forty years. Goodwill will not be amortized but will instead be tested for impairment annually or upon the occurrence of certain "triggering events". Identifiable intangible assets will be amortized over their expected useful lives; those with indefinite expected useful lives will not be amortized. Identifiable intangible assets will continue to be tested for impairment under previously existing accounting standards.

         The Company will adopt FAS 141 and FAS 142 on February 3, 2002, and expects the adoption of these standards to have no material impact on its financial condition, results of operations or cash flows.

MARKET RISK

         The Company is subject to interest rate fluctuations involving its credit facilities. The average amount of debt outstanding under the Company's credit facilities was $64.1 million during fiscal 2001. However, the Company utilizes both fixed and variable debt to manage this exposure. On February 9, 1998, the Company entered into an interest rate swap agreement, with a five-year term, which carries a notional principal amount of $30.0 million. The swap effectively fixes the interest rate on $30.0 million of variable rate debt at 6.78%. The swap agreement expires on February 11, 2003. Also, on May 14, 1996, the Company entered into an interest rate swap agreement, with a ten-year term, which carries a notional principal amount of $7.5 million. The swap effectively fixes the interest rate on $7.5 million of variable rate debt at 7.98%. The swap agreement expires on June 7, 2006. The counter party to the interest rate swaps is one of the Company's primary banks. The Company believes the credit and liquidity risk of the counter party failing to meet its obligation is remote as the Company settles its interest position with the bank on a quarterly basis.

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

                  There were no reports filed on Form 8-K during the thirteen week period ended August 4, 2001

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                    BOOKS-A-MILLION, INC.


Date: September 17, 2001            by:/s/ Clyde B. Anderson
                                       ---------------------
                                       Clyde B. Anderson
                                       Chief Executive Officer


Date: September 17, 2001            by:/s/ Richard S. Wallington
                                       -------------------------
                                       Richard S. Wallington
                                       Chief Financial Officer