Form 10-Q
period 2001-11-03
BOOKS A MILLION INC
filed 2001-12-14
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended: November 3, 2001
                                               ----------------

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


                               Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of December 11, 2001 were 18,138,122 shares.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                      INDEX



                                                                             Page No.

PART I. FINANCIAL INFORMATION

Item 1.  Unaudited and Condensed Financial Statements

     Consolidated Balance Sheets                                                3

     Consolidated Statements of Operations                                      4

     Consolidated Statement of Stockholders' Investment                         5

     Consolidated Statements of Cash Flows                                      6

     Notes to Consolidated Financial Statements                                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      12

Item 2.  Changes in Securities                                                  12

Item 3.  Defaults Upon Senior Securities                                        12

Item 4.  Submission of Matters of Vote of Security-Holders                      12

Item 5.  Other Information                                                      12

Item 6.  Exhibits and Reports on Form 8-K                                       12

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (CONDENSED)
                                   (UNAUDITED)

                                                                      NOVEMBER 3, 2001    FEBRUARY 3, 2001
                                                                      ----------------    ----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $   6,233           $   5,282
   Accounts receivable, net                                                 10,245              10,775
   Inventories                                                             244,718             205,986
   Prepayments and other                                                     4,290               4,521
   Deferred income taxes                                                     6,246               3,791
                                                                         ---------           ---------
       TOTAL CURRENT ASSETS                                                271,732             230,355
                                                                         ---------           ---------

PROPERTY AND EQUIPMENT:
   Gross property and equipment                                            141,141             134,901
   Less accumulated depreciation and amortization                           85,056              74,242
                                                                         ---------           ---------
     NET PROPERTY AND EQUIPMENT                                             56,085              60,659
                                                                         ---------           ---------

OTHER ASSETS:
   Goodwill, net                                                             1,378               1,410
   Other                                                                       557                 117
                                                                         ---------           ---------
     TOTAL OTHER ASSETS                                                      1,935               1,527
                                                                         ---------           ---------
           TOTAL ASSETS                                                  $ 329,752           $ 292,541
                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Accounts payable                                                      $ 119,778           $ 102,510
   Accrued expenses                                                         23,032              22,611
   Accrued income taxes                                                         --                 650
   Current portion of long-term debt                                        27,103                 460
                                                                         ---------           ---------
       TOTAL CURRENT LIABILITIES                                           169,913             126,231
                                                                         ---------           ---------

LONG TERM DEBT                                                              43,091              41,526
                                                                         ---------           ---------
DEFERRED INCOME TAXES                                                        1,232               1,554
                                                                         ---------           ---------

STOCKHOLDERS' INVESTMENT:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized, no shares outstanding                                          --                  --
   Common stock, $.01 par value, 30,000,000 shares authorized,
     18,138,122 and 18,092,001 shares issued and outstanding at
     November 3, 2001 and February 3, 2001, respectively                       181                 181
   Additional paid-in capital                                               70,717              70,634
   Less treasury stock at cost (1,914,950 shares at November 3,
     2001 and 597,600 shares at February 3, 2001)                           (4,952)             (1,563)
   Accumulated other comprehensive income (loss)                            (1,451)                  0
   Retained earnings                                                        51,021              53,978
                                                                         ---------           ---------
       TOTAL STOCKHOLDERS' INVESTMENT                                      115,516             123,230
                                                                         =========           =========
           TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                $ 329,752           $ 292,541
                                                                         =========           =========


                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (CONDENSED)
                                   (UNAUDITED)


                                                             THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
                                                             --------------------                  -----------------------

                                                      NOVEMBER 3, 2001   OCTOBER 28, 2000   NOVEMBER 3, 2001    OCTOBER 28, 2000
                                                      ----------------   ----------------   ----------------    ----------------
NET SALES                                                 $ 97,812           $ 90,133           $ 299,313           $ 276,861
  Cost of products sold (including warehouse
  distribution and store occupancy costs) (1)               73,605             67,898             222,778             205,582
                                                          --------           --------           ---------           ---------

GROSS PROFIT                                                24,207             22,235              76,535              71,279
  Operating, selling and administrative expenses            22,177             19,758              66,082              59,365
  Depreciation and amortization                              3,908              3,772              11,681              11,074
                                                          --------           --------           ---------           ---------

OPERATING INCOME (LOSS)                                     (1,878)            (1,295)             (1,228)                840
  Interest expense, net                                      1,133              1,345               3,542               3,637
                                                          --------           --------           ---------           ---------

INCOME (LOSS) BEFORE INCOME TAXES                           (3,011)            (2,640)             (4,770)             (2,797)
  Income taxes provision (benefit)                          (1,145)            (1,003)             (1,813)             (1,063)
                                                          --------           --------           ---------           ---------

NET INCOME (LOSS)                                         $ (1,866)          $ (1,637)          $  (2,957)          $  (1,734)
                                                          ========           ========           =========           =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                                  16,417             18,010              16,837              18,008
                                                          ========           ========           =========           =========
NET INCOME (LOSS) PER SHARE - BASIC                       $  (0.11)          $  (0.09)          $   (0.18)          $   (0.10)
                                                          ========           ========           =========           =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED                                16,417             18,010              16,837              18,008
                                                          ========           ========           =========           =========
NET INCOME (LOSS) PER SHARE - DILUTED                     $  (0.11)          $  (0.09)          $   (0.18)          $   (0.10)
                                                          ========           ========           =========           =========


(1) Inventory purchases from related parties were $11,673, $10,594, $28,870 and $28,100, respectively, for each of the periods presented above.


                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT
                                 (IN THOUSANDS)
                                   (CONDENSED)
                                   (UNAUDITED)



                                                                                                         ACCUMULATED
                                         COMMON STOCK     ADDITIONAL   TREASURY STOCK                       OTHER         TOTAL
                                       ----------------    PAID-IN    -----------------       RETAINED  COMPREHENSIVE  STOCKHOLDERS'
                                       SHARES    AMOUNT    CAPITAL    SHARES     AMOUNT       EARNINGS   INCOME (LOSS)  INVESTMENT
                                       -------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 3, 2001              18,092     $181     $70,634       598     $(1,563)     $ 53,978      $     0      $ 123,230
                                       -------------------------------------------------------------------------------------------
  Net income (loss)                        --       --          --        --          --        (2,957)          --      $  (2,957)
  Cumulative effect
    of accounting change (Note 3)          --       --          --        --          --            --         (465)      $   (465)
  Unrealized loss on
    derivative instruments (Note 3)        --       --          --        --          --            --         (986)     $    (986)
                                       -------------------------------------------------------------------------------------------
  SUBTOTAL
    Comprehensive Income (Loss)            --       --          --        --          --            --           --      $  (4,408)
                                       -------------------------------------------------------------------------------------------
    Issuance of stock for
      employee stock purchase plan
                                           46       --          83        --          --            --           --      $      83
    Purchase of treasury stock             --       --          --     1,317      (3,389)           --           --      $  (3,389)
                                       -------------------------------------------------------------------------------------------
BALANCE, NOVEMBER 3, 2001              18,138     $181     $70,717     1,915     $(4,952)     $ 51,021      $(1,451)     $ 115,516
                                       ===========================================================================================


                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (CONDENSED)
                                   (UNAUDITED)


                                                                                THIRTY-NINE WEEKS ENDED
                                                                                -----------------------

                                                                        NOVEMBER 3, 2001      OCTOBER 28, 2000
                                                                        ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $  (2,957)            $  (1,734)
                                                                            ---------             ---------
   Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation and amortization                                             11,681                11,074
     Loss on disposal of property and equipment                                   246                   943
     Change in deferred income taxes                                           (1,876)               (1,083)
     Changes in assets and liabilities:                                       (17,388)              (30,975)
                                                                            ---------             ---------
        Total adjustments                                                      (7,337)              (20,041)
                                                                            ---------             ---------

        Net cash used in operating activities                                 (10,294)              (21,775)
                                                                            ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (7,149)               (9,496)
   Acquisition of certain assets (Note 4)                                      (6,532)                    0
   Proceeds from sale of equipment                                                 23                    65
                                                                            ---------             ---------
        Net cash used in investing activities                                 (13,658)               (9,431)
                                                                            ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                         146,551               133,113
   Repayments under credit facilities                                        (118,342)             (100,188)
   Proceeds from sale of common stock, net                                         83                    71
   Purchase of treasury stock                                                  (3,389)                   --
                                                                            ---------             ---------
        Net cash provided by financing activities                              24,903                32,996
                                                                            ---------             ---------

Net increase in cash and temporary cash investments                               951                 1,790
Cash and temporary cash investments at beginning of period                      5,282                 4,920
                                                                            ---------             ---------

Cash and temporary cash investments at end of period                        $   6,233             $   6,710
                                                                            ---------             ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
            Interest                                                        $   3,180             $   3,337
                                                                            ---------             ---------
            Income taxes, net of refunds                                    $   1,019             $   2,913
                                                                            ---------             ---------
        Non-cash transactions:
             Cumulative effect of hedging activities, net of tax
             benefit of $900                                                $   1,451             $       0
                                                                            ---------             ---------


                             SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Condensed)
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Books-A-Million, Inc. and its Subsidiaries (the "Company") for the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 3, 2001, included in the Company's 2001 Annual Report on Form 10-K. In the opinion of management, the consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of November 3, 2001, and the results of its operations and cash flows for the thirteen and thirty-nine week periods then ended. Certain prior year amounts have been reclassified to conform to current year presentation.

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


                                                                         For the Thirteen Weeks Ended
                                                                                (in thousands)
                                                            November 3, 2001                        October 28, 2000
                                                          ----------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                 16,417                                  18,010
Dilutive effect of stock options outstanding                               0                                       0
                                                          ----------------------------------------------------------
Diluted                                                               16,417                                  18,010
                                                          ----------------------------------------------------------


                                                                       For the Thirty-Nine Weeks Ended
                                                                                (in thousands)
                                                            November 3, 2001                         October 28,2000
                                                          ----------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                 16,837                                  18,008
Dilutive effect of stock options outstanding                               0                                       0
                                                          ----------------------------------------------------------
Diluted                                                               16,837                                  18,008
                                                          ----------------------------------------------------------

Options outstanding of 1,447,270 and 1,448,520 for the thirteen weeks and thirty-nine weeks ended November 3, 2001 and outstanding options of 1,515,717 and 1,529,489 for the thirteen and thirty-nine weeks ended October 28, 2000 were not included in the table above as they were anti-dilutive.


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

         The Company adopted these statements effective February 4, 2001. The adoption of these statements resulted in a cumulative after-tax increase to other comprehensive loss, pertaining to prior years, of $465,000 and an after tax increase to other comprehensive loss, for the current year, of $986,000, of which $61,000 reduced net income for the thirty-nine weeks ended November 3, 2001. The $2.4 million liability related to the derivatives is reflected in Accrued Expenses, and the relative tax benefit of $900,000 is reflected in Current Deferred Tax Assets in the accompanying condensed consolidated balance sheet at November 3, 2001. The adoption of these statements may increase volatility in earnings.

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

RESULTS OF OPERATIONS

         Net sales increased 8.5% to $97.8 million in the thirteen weeks ended November 3, 2001, from $90.1 million in the thirteen weeks ended October 28, 2000. Net sales increased 8.1% to $299.3 million in the thirty-nine weeks ended November 3, 2001, from $276.9 million in the thirty-nine weeks ended October 28, 2000. The increase in net sales resulted from 18 new stores acquired this year from Crown Books Corporation combined with 10 additional new stores opened in the last 12 months. Comparable store sales in the third quarter decreased 3.8% versus last year. Excluding collector sales, comparable store sales decreased 2.0% over the same period last year. During the thirteen weeks ended November 3, 2001, three superstores and one newsstand were opened, and one Bookland store and one superstore were closed.

         Gross profit increased $2.0 million or 8.9% to $24.2 million in the thirteen weeks ended November 3, 2001 from $22.2 million in the thirteen weeks ended October 28, 2000, and in the thirty-nine weeks ended November 3, 2001, gross profit increased 7.4% to $76.5 million from $71.3 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended November 3, 2001 was relatively constant with the same period last year at 24.7%. Gross profit as a percentage of net sales for the thirty-nine weeks ended November 3, 2001 was 25.6% versus 25.7% in the same period last year. The decrease as a percentage of net sales for the thirty-nine week period was due to higher occupancy costs as a percentage of sales.

         Operating, selling and administrative expenses increased $2.4 million or 12.2% to $22.2 million in the thirteen weeks ended November 3, 2001, from $19.8 million in the thirteen weeks ended October 28, 2000, and in the thirty-nine weeks ended November 3, 2001, operating, selling and administrative expenses increased 11.3% to $66.1 million from $59.4 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended November 3, 2001, increased to 22.7% from 21.9% in the same period last year. For the thirty-nine week period operating, selling and administrative expenses as a percentage of net sales increased to 22.1% from 21.4% in the same period last year. The increase in this percentage for the thirteen and thirty-nine week periods was due to lower comparable store sales and higher store selling costs as a percent to sales.

         Depreciation and amortization increased $0.1 million or 3.6% to $3.9 million in the thirteen weeks ended November 3, 2001, from $3.8 million in the thirteen weeks ended October 28, 2000, and in the thirty-nine week period depreciation and amortization increased $0.6 million or 5.5% to $11.7 million from $11.1 million in the same period last year. The increase in depreciation and amortization for the thirteen and thirty-nine week periods was primarily the result of the increased number of superstores operated by the Company.

Interest expense was $1.1 million in the thirteen weeks ended November 3, 2001 versus $1.3 million in the thirteen weeks ended October 28, 2000, and $3.5 million in the thirty-nine weeks ended November 3, 2001 versus $3.6 million in the same period last year. The decrease in interest expense for the third quarter and year to date is due to lower interest rates versus last year.

LIQUIDITY AND CAPITAL RESOURCES

         During the first thirty-nine weeks of fiscal 2002, the Company's cash requirements have been funded with net cash from operations and with borrowings under the Company's credit facilities. Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

         The Company has a revolving credit facility that allows borrowings up to $90 million for which no principal repayments are due until the facility expires on June 18, 2003, and an unsecured working capital line of credit for $15 million, which is subject to annual renewal each June. As of November 3, 2001, $61.8 million was outstanding under these facilities combined. Both credit facilities have certain financial and non-financial covenants with which the Company is in compliance. Additionally, as of November 3, 2001, the Company has outstanding borrowings associated with the issuance of an industrial development revenue bond totaling $7.5 million.

         The Company's capital expenditures totaled $7.1 million during the first thirty-nine weeks of fiscal 2002. These expenditures were primarily used for new store expenditures, renovation and improvements to existing stores, investments in information systems and warehouse distribution purposes. Management estimates that capital expenditures for the remainder of fiscal 2002 will be approximately $4.1 million, and that such amounts will be used primarily for new stores, renovation and improvements to existing stores and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements through next year.

         During the thirty-nine weeks ended November 3, 2001, the Company acquired 18 stores from Crown Books Corporation, located in the Chicago and Washington D.C. metropolitan areas. In addition, the Company opened three superstores and three newsstands; and, closed two superstores and three Bookland stores. Inventory and debt balances at November 3, 2001 increased as compared to February 3, 2001 due to seasonal fluctuations in inventory levels and the acquisition of inventory and lease-rights from Crown Books Corporation. Accounts payable balances at November 3, 2001, increased compared to February 3, 2001, due to the increased inventory balances.

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

         The Company purchases a portion of its inventories for resale from related parties; such purchases were $28.9 million in the thirty-nine weeks ended November 3, 2001, versus $28.1 million in the thirty-nine weeks ended October 28, 2000. The increase in related party purchases is primarily due to increased purchases of magazine merchandise. The Company sells a portion of its inventories to related parties; such sales amounted to $1.7 million and $2.3 million in the thirty-nine weeks ended November 3, 2001 and October 28, 2000, respectively. This decrease in related party sales is primarily due to lower sales of bargain books. Management believes the terms of these related party transactions are substantially equivalent to those available from unrelated parties and, therefore, have no significant impact on gross profit.

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

                  There were no reports filed on Form 8-K during the thirteen week period ended November 3, 2001

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.









                              BOOKS-A-MILLION, INC.



   Date: December 14, 2001              by:/s/ Clyde B. Anderson
                                           ---------------------
                                        Clyde B. Anderson
                                        Chief Executive Officer



   Date: December 14, 2001              by:/s/ Richard S. Wallington
                                           -------------------------
                                        Richard S. Wallington
                                        Chief Financial Officer