Form 10-K
period 2002-02-02
BOOKS A MILLION INC
filed 2002-05-03
CIK 891919

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

For the fiscal year ended February 2, 2002

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of April 16, 2002 (based on the closing sale price as reported on the NASDAQ National Market on such date), was $50,685,491.

         The number of shares outstanding of the Registrant's Common Stock as of April 16, 2002 was 16,188,346.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the fiscal year ended February 2, 2002 are incorporated by reference into Part II of this report.

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2002 are incorporated by reference into Part III of this report.

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

ITEM 1.  BUSINESS

GENERAL

         Books-A-Million, Inc. (the "Company" or the "Registrant") is a leading book retailer and is one of the dominant book retailers in the southeastern United States. The Company, which was founded in 1917, has developed several store formats to address the various market areas it serves. Superstores, the first of which was opened in 1988, average approximately 20,000 square feet and operate under the name "Books-A-Million" and "Books and Co." Smaller bookstores, which are operated under the name "Bookland," have approximately 4,000 square feet and are located primarily in malls. The Company also operates newsstands under the name "Joe Muggs Newsstands." Newsstands average approximately 2,300 square feet and are located in mostly larger markets. All store formats, excluding newsstands, offer an extensive selection of best sellers and other hardcover and paperback books, magazines, and newspapers. In addition to the retail store formats, the Company offers its products over the Internet at Booksamillion.com and Joemuggs.com. The Company is also a wholesaler of books to, among others, bookstores, wholesale clubs, supermarkets, department stores and mass merchandisers. Additionally, the Company has a subsidiary which provides website development and maintenance services.

         The Company was originally incorporated under the laws of the State of Alabama in 1964 and was reincorporated in Delaware in September 1992. The principal executive offices of the Company are located at 402 Industrial Lane, Birmingham, Alabama 35211, and its telephone number is (205) 942-3737. Unless the context otherwise requires, references to the Company include its wholly owned subsidiaries, American Wholesale Book Company, Inc. ("American Wholesale") and American Internet Services, Inc. ("AIS").

ACQUISITION

         During fiscal 2002, the Company acquired lease rights and inventory of 18 stores from Crown Books Corporation for $6.5 million. The stores are located in the Chicago, Illinois and Washington, D.C. metropolitan areas. The results of operations for these stores were reflected in the consolidated financial statements beginning in the first quarter of fiscal 2002.

SUPERSTORES

         The Company opened its first Books-A-Million superstore in April 1988. The Company developed its superstores to capitalize on the growing consumer demand for the convenience, selection and value associated with the superstore retailing format. Each superstore is designed to be a receptive and open environment conducive to browsing and reading and includes ample space for promotional events open to the public, including book autograph sessions and children's storytelling. The Company operates 157 superstores as of February 2, 2002.

         Superstores emphasize selection, value and customer service. Superstores offer an extensive selection of best sellers and other hardcover and paperback books, magazines, local newspapers, greeting cards and gifts. Superstores also dedicate space to bargain books that are sold at a discount from publishers' originally suggested retail prices. Each superstore has a service center staffed with associates who are knowledgeable about the store's merchandise and who are trained to answer customers' questions, assist customers in locating books within the store and place special orders. The majority of the superstores also include an espresso and coffee bar called Joe Muggs. The Company's superstores are conveniently located on major, high-traffic roads and in enclosed malls or strip shopping centers with adequate parking. Superstores are generally open Mondays through Saturdays from 9:00 a.m. to 11:00 p.m. and Sundays 9:00 am through 9:00 p.m.

BOOKLAND STORES

         The Company's Bookland stores operate as traditional bookstores or combination book and greeting card stores, both of which are tailored to the size, demographics and competitive conditions of the particular market area. Bookland stores average between 3,500 and 4,500 square feet and carry a broad selection of best sellers and other hardcover and paperback books, bargain books, magazines, gifts and greeting cards. The Company has 40 Bookland stores as of February 2, 2002.

JOE MUGGS NEWSSTANDS

         The Company's newsstands are concentrated in business and entertainment districts and are tailored to the demographics of the particular market area. Newsstands average approximately 2,300 square feet and carry a broad selection of newspapers and magazines, along with hardcover and paperback books. The newsstands also offer an espresso and coffee bar. The Company operated 7 newsstands as of February 2, 2002.

MERCHANDISING

         The Company employs several value-oriented merchandising strategies. Books on the Company's best-seller list, which is developed exclusively by the Company based on its sales and customer demand in its stores, are generally sold in the Company's superstores below publishers' suggested retail prices. In addition, superstore customers can join the Millionaire's Club and save 10% on all purchases in Books-A-Million superstores, including already discounted best-sellers. Bookland store customers can join the Read & Save Club and enjoy similar discounts. The Company's point-of-sale computer system provides the data necessary to enable the Company to anticipate consumer demand and customize store inventory selection to reflect local customer interest and demand.

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

         The Company is assisted in its Internet development efforts through a wholly owned subsidiary of AIS, NetCentral, Inc., which is based in Nashville, Tennessee. In addition to providing web development and maintenance for all of the Company's Internet sites and networking initiatives, NetCentral also serves several outside customers by offering site development, web hosting and technical services.

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

         The Company purchases merchandise from over 500 vendors. The Company purchases the majority of its collectors' supplies from one supplier and substantially all of its magazines from another supplier, each of which is a related party. No one vendor accounted for more than 10.0% of the Company's overall merchandise purchases in the fiscal year ended February 2, 2002. In general, approximately 80% of the Company's inventory may be returned by the Company for full credit, which substantially reduces the Company's risk of inventory obsolescence.

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

COMPETITION

         The retail bookstore industry is highly competitive and includes competitors that have substantially greater financial and other resources than the Company. The Company competes directly with national bookstore chains, independent bookstores, booksellers on the Internet, certain mass merchandisers and greeting card stores. The Company is one of the top three retail bookstore chains in the nation. In recent years, competing bookstore chains have been expanding their businesses and certain leading regional and national chains have developed and opened superstores and Internet web sites. The Company also experiences indirect competition from retail specialty stores that offer books in a particular area of specialty. Management believes that the key competitive factors in the retail book industry are convenience of location, selection, customer service and price.

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

TRADEMARKS

         "Books-A-Million," "BAM!," "Bookland," "Books & Co.," "Millionaire's Club," "Sweet Water Press," "Thanks-A-Million," "Big Fat Coloring Book," "Up All Night Reader," "Read & Save Rebate", "Readables Accessories for Reader", "Kids-A-Million," "Teachers First," "The Write-Price," "Bambeanos," "Book$mart", "BAMM", "BAMM.com", "BOOKSAMILLION.com", "Chillatte", "Joe Muggs Newsstand" and "NetCentral" are the primary registered trademarks of the Company. Management does not believe that these trademarks are crucial to the continuation of the Company's operations.

EMPLOYEES

         As of fiscal year end, the Company employed approximately 2,800 full-time associates and 2,300 part-time associates. The number of part-time associates employed by the Company fluctuates based upon seasonal needs. None of the Company's associates are covered by a collective bargaining agreement, and management believes that the Company's relations with its associates are excellent.

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

         The Company's principal executive offices are located in a 20,550 square foot leased building located in Birmingham, Alabama. The Company's has an additional 20,000 square foot leased building located in Irondale, Alabama. Both leases involve related parties. The Birmingham, Alabama office space lease extends to January 31, 2006, and the Irondale, Alabama office space lease extends to December 31,2002. In addition, the Company leases approximately 4,025 square feet of office space in Nashville, Tennessee which extends to January 31, 2003.

         American Wholesale owns its wholesale distribution center that is located in an approximately 290,000 square foot facility located in Florence, Alabama. During fiscal 1995 and 1996, the Company financed the acquisition and construction of the wholesale distribution facility through loans obtained from the proceeds of an industrial revenue bond, which are secured by a mortgage interest in this facility. The Company also leases, from a related party, a second warehouse facility, which is located in an approximately 177,450 square foot facility in Tuscumbia, Alabama. In addition, the Company leases all of the tractors that pull the company owned trailers, which comprise its transportation fleet.

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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information under the heading "Market and Dividend Information" on page 21 (inside back cover) of the Annual Report to Stockholders for the year ended February 2, 2002 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information under the heading "Selected Consolidated Financial Data" for the years ended January 31, 1998, through February 2, 2002 on page 4 of the Annual Report to Stockholders for the year ended February 2, 2002, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the heading "Management's Discussion & Analysis of Financial Condition & Results of Operations" on pages 5 through 7 of the Annual Report to Stockholders for the year ended February 2, 2002 is incorporated herein by reference.

ITEM 7.A. MARKET RISK

         The information in note 3 "Debt and Lines of Credit" in the Notes to Consolidated Financial Statements on page 15 of the Annual Report to Stockholders for the year ended February 2, 2002 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Registrant and its subsidiaries included in the Annual Report to Stockholders for the year ended February 2, 2002 are incorporated herein by reference:

         Consolidated Balance Sheets as of February 2, 2002 and February 3,
                  2001.

         Consolidated Statements of Operations for the Fiscal Years Ended
                  February 2, 2002, February 3, 2001 and January 29, 2000.

         Consolidated Statements of Stockholders' Investment for the Fiscal
                  Years Ended February 2, 2002, February 3, 2001, and January 29, 2000.

         Consolidated Statements of Cash Flows for the Fiscal Years Ended
                  February 2, 2002, February 3, 2001, and January 29, 2000.

         Notes to Consolidated Financial Statements.

         Report of Independent Public Accountants.

         The information under the heading "Summary of Quarterly Results
                  (Unaudited)" on page 19 of the Annual Report to Stockholders for the Fiscal Years Ended February 2, 2002 and February 3, 2001 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Arthur Andersen, LLP was the Company's independent accountants for fiscal 2002 and has been its independent accountants since its initial public offering in 1992. The Company dismissed Arthur Andersen, LLP as its independent accountants on April 26, 2002. The decision to dismiss Arthur Andersen as the Company's independent accountants was recommended and approved by the Audit Committee of the Board of Directors. Arthur Andersen's report on the Company's financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during the two most recent fiscal years and since the end of fiscal year 2002, there were no disagreements with Arthur Andersen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The sections under the heading "Proposal I-Election of Directors" entitled "Nominee for Election - Term Expiring 2005", "Incumbent Directors - Term Expiring 2004" and "Incumbent Directors - Term Expiring 2003" on pages 2 through 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 6, 2002, are incorporated herein by reference for information on the directors of the Registrant.

EXECUTIVE OFFICERS

         All executive officers of the Company are elected annually by and serve at the discretion of the Board of Directors. The executive officers of the Company are listed below:

             NAME              AGE                        POSITION WITH THE COMPANY
             ----              ---                        -------------------------
      Clyde B. Anderson        41             Chairman of the Board and Chief Executive Officer
      Sandra B. Cochran        43                          President and Secretary
      Terrance G. Finley       48           Executive Vice President of Books-A-Million, Inc. and
                                                President of American Internet Services, Inc.
    Richard S. Wallington      43                          Chief Financial Officer

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

         Terrance G. Finley has served as Executive Vice President of the Company since October 2001 and as the President of American Internet Services, Inc. since December 1998. Mr. Finley served as Senior Vice President - Merchandising from January 1998 to December 1998. Mr. Finley served as Vice President - Merchandising from April 1994 to January 1998 and was named an executive officer of the Company in March 1995. Mr. Finley served as the General Manager of Book$mart from February 1992 to April 1994. Prior to joining the Company, Mr. Finley served as the Vice President - Sales for Smithmark Publishers.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission (the "SEC") and the NASDAQ Stock Market, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, its directors, executive officers and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal 2002.

ITEM 11. EXECUTIVE COMPENSATION

         The sections under the heading "Executive Compensation," other than those entitled "Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Certain Relationships and Related Transactions" and "Performance Graph", on pages 9 through 16 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 6, 2002 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section under the heading "Proposal I-Election of Directors" entitled "Beneficial Ownership of Common Stock" on pages 7 and 8 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 6, 2002 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The sections under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" on pages 11 and 12 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 6, 2002 are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

         The following Consolidated Financial Statements of Books-A-Million, Inc. and its subsidiaries, included in the Registrant's Annual Report to Stockholders for the fiscal year ended February 2, 2002 are incorporated by reference in Part II, Item 8:

         Consolidated Balance Sheets as of February 2, 2002 and February 3,
                  2001.

         Consolidated Statements of Operations for the Fiscal Years Ended
                  February 2, 2002, February 3, 2001, and January 29, 2000.

         Consolidated Statements of Stockholders' Investment for the Fiscal
                  Years Ended February 2, 2002, February 3, 2001, and January 29, 2000.

         Consolidated Statements of Cash Flows for the Fiscal Years Ended
                  February 2, 2002, February 3, 2001, and January 29, 2000.

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

3.       Exhibits

Exhibit Number
--------------
     3.1     --            Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registration
                           Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992).

     3.2     --            Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on
                           Form S-1, File No. 33-52256, originally filed September 21, 1992).

     4.1     --            See Exhibits 3.1 and 3.2 hereto incorporated herein by reference to the Exhibits of the same number to Registration Statement on Form S-1, File No. 33-52256, originally filed September 21,
                           1992.

    10.1     --            Lease Agreement between First National Bank of Florence, Alabama, as Trustee, and Bookland Stores, Inc.
                           (which is a predecessor of the Registrant), an Alabama corporation, dated January 30, 1991
                           (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1, File No.
                           33-52256, originally filed September 21, 1992).

    10.2     --            Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 to Annual Report on
                           Form 10-K for the fiscal year ended January 30, 1999, File No. 0-20664, filed on April 30,
                           1999).

    10.3     --            Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on
                           Form S-1, File No. 33-52256, originally filed September 21, 1992).

    10.4     --            Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 29, 1994, File No. 0-20664, filed on April 29,
                           1994).

    10.5     --            1999 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to
                           Annual Report on Form 10-K for the fiscal year ended January 29, 2000, File No. 0-20664, filed on April 28, 2000).

    10.6     --            401(k) Plan (together with related documents) (incorporated by reference to Exhibit 10.9 to
                           Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992).

    10.7     --            Shareholders Agreement dated as of September 1, 1992 (incorporated by reference to Exhibit 10.9 to
                           Annual Report on Form 10-K for the fiscal year ended January 31, 1993, File No. 0-20664, filed May 3, 1993).

    10.8     --            Executive Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended January 28, 1995, File No. 0-20664, filed April 28, 1995).

    10.9     --            Short-Term Credit Agreement dated as of October 27, 1995, between the Company and AmSouth Bank, N.A.
                           (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended February 3, 1996, File No. 0-20664, filed May 3, 1996).

   10.10     --            Revolving Loan Agreement dated as of October 27, 1995 between the Company and AmSouth Bank, N.A.
                           (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended February 3, 1996, File 0-20664, filed May 3, 1996).

   10.11     --            First amendment to Short-Term Credit Agreement, dated as of November 1, 1996 between the Company and
                           AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended February 1, 1997, File 0-20664, filed May 2, 1997).

   10.12     --            First amendment to Revolving Loan Agreement dated June 4, 1997 between the Company and AmSouth Bank of
                           Alabama, SunTrust Bank, Atlanta and NationsBank, N.A. and Master Assignment and Acceptance
                           Agreement dated November 7, 1997 between AmSouth Bank, NationsBank, N.A., SunTrust Bank,
                           Atlanta and SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.11 to Annual
                           Report on Form 10-K for the fiscal year ended January 31, 1998, File 0-20664, filed May 1,
                           1998).

   10.13     --            Second amendment to Short-Term Credit Agreement, dated June 4, 1997 between the Company and AmSouth
                           Bank of Alabama (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended January 31, 1998, File 0-20664, filed May 1, 1998).

   10.14     --            Second amendment to Revolving Loan Agreement dated June 19, 1998 between the Company and AmSouth Bank of Alabama, SunTrust Bank, Atlanta, NationsBank, N.A. and SouthTrust Bank, National
                           Association and Master Assignment and Acceptance Agreement dated November 7, 1997 between
                           AmSouth Bank, NationsBank, N.A., SunTrust Bank, Atlanta and SouthTrust Bank, N. A.
                           (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended January 30, 1999, File No. 0-20664, filed on April 30, 1999).

   10.15     --            Third amendment to Short-Term Credit Agreement, dated June 3, 1998 between the Company and AmSouth
                           Bank of Alabama (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended January 30, 1999, File No. 0-20664, filed on April 30, 1999).

   10.16     --            Third amendment to Revolving Loan Agreement dated June 18, 1999 between the Company and AmSouth Bank of Alabama, SunTrust Bank, Atlanta, NationsBank, N.A. and SouthTrust Bank, National
                           Association and Master Assignment and Acceptance Agreement dated November 7, 1997 between
                           AmSouth Bank, NationsBank, N.A., SunTrust Bank, Atlanta and SouthTrust Bank, N. A.
                           (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended January 29, 2000, File No. 0-20664, filed on April 28, 2000).

   10.17     --            Fourth amendment to Short-Term Credit Agreement, dated September 25, 2000 between the Company and
                           AmSouth Bank (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended February 3, 2001, File No. 0-20664, filed on May 4, 2001).

   10.18     --            Fourth amendment to Revolving Loan Agreement dated September 25, 2000 between the Company and AmSouth
                           Bank, SunTrust Bank, Atlanta, NationsBank, N.A. and SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended February
                           3, 2001, File No. 0-20664, filed on May 4, 2001).

   10.19     --            Stock Option Plans for Booksamillion.com, American Internet Service, Inc., Netcentral, Inc. and
                           Faithpoint, Inc. (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended February 3, 2001, File No. 0-20664, filed on May 4, 2001).

      13     --            Portions of the Annual Report to Stockholders for the year ended February 2, 2002 that are expressly incorporated by reference into Part II of this Report.

      16     --            Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 3, 2002.

      21     --            Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Annual Report on
                           Form 10-K for the fiscal year ended February 3, 2001, File No. 0-20664, filed on May 4, 2001).

      23     --            Consent of Independent Public Accountants to the incorporation of their report on the Company's consolidated financial statements for the fiscal year ended February 2, 2002, into the
                           Registration Statements on Form S-8. (File Nos. 33-72812 and 33-86980).

      99     --            Letter from Books-A-Million, Inc. to the Securities and Exchange Commission dated April 19, 2002.

(b)     Reports on Form 8-K

                      Incorporated herein by reference.

(c)     See Item 14(a)(3), the Exhibit Index and the Exhibits attached hereto.


(d)     See Item 14(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          BOOKS-A-MILLION, INC.


                          by:       /s/ Clyde B. Anderson
                             ---------------------------------------------------
                             Clyde B. Anderson
                             Chairman of the Board and Chief Executive Officer
                             Date: April 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PRINCIPAL EXECUTIVE OFFICER:



      /s/ Clyde B. Anderson
--------------------------------------------------
Clyde B. Anderson
Chairman of the Board and Chief Executive Officer
Date:  April 29, 2002



PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:



      /s/ Richard S. Wallington
--------------------------------------------------
Richard S. Wallington
Chief Financial Officer
Date: April 29, 2002



DIRECTORS:



      /s/ Clyde B. Anderson
--------------------------------------------------
Clyde B. Anderson
Date: April 29, 2002



      /s/ Charles C. Anderson
--------------------------------------------------
Charles C. Anderson
Date: April 29, 2002

DIRECTORS:



      /s/ Ronald G. Bruno
--------------------------------------------------
Ronald G. Bruno
Date: April 29, 2002



      /s/ J. Barry Mason
--------------------------------------------------
J. Barry Mason
Date: April 29, 2002



      /s/ Terry C. Anderson
--------------------------------------------------
Terry C. Anderson
Date: April 29, 2002



      /s/ William H. Rogers, Jr.
--------------------------------------------------
William H. Rogers, Jr.
Date: April 29, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Books-A-Million, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of BOOKS-A-MILLION, INC. (A Delaware corporation) AND ITS SUBSIDIARIES incorporated by reference in this Form 10-K and have issued our report thereon dated March 19, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP

Birmingham, Alabama
March 19, 2002

                                   SCHEDULE 2.


                              BOOKS-A-MILLION, INC.


                        VALUATION AND QUALIFYING ACCOUNTS


   FOR THE YEARS ENDED JANUARY 29, 2000, FEBRUARY 3, 2001 AND FEBRUARY 2, 2002


                                                                      CHARGED/
                                                  BALANCE AT        (CREDITED)     (DEDUCTIONS)/
                                                  BEGINNING          TO COSTS       RECOVERIES       BALANCE AT
                                                   OF YEAR         AND EXPENSES        NET           END OF YEAR
                                                  ----------       ------------    -------------     -----------
FOR THE YEAR ENDED JANUARY 29, 2000:
Allowance for doubtful accounts                   $  938,623         $898,830       $(348,556)       $1,488,897

FOR THE YEAR ENDED FEBRUARY 3, 2001:
Allowance for doubtful accounts                   $1,488,897         $218,044       $(920,060)       $  786,881

FOR THE YEAR ENDED FEBRUARY 2, 2002:
Allowance for doubtful accounts                   $  786,881         $567,913       $(569,902)       $  784,892

                                INDEX TO EXHIBITS


Exhibit Number
--------------
     3.1     --            Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registration
                           Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992).

     3.2     --            Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on
                           Form S-1, File No. 33-52256, originally filed September 21, 1992).

     4.1     --            See Exhibits 3.1 and 3.2 hereto incorporated herein by reference to the Exhibits of the same number to Registration Statement on Form S-1, File No. 33-52256, originally filed September 21,
                           1992.

    10.1     --            Lease Agreement between First National Bank of Florence, Alabama, as Trustee, and Bookland Stores, Inc.
                           (which is a predecessor of the Registrant), an Alabama corporation, dated January 30, 1991
                           (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1, File No.
                           33-52256, originally filed September 21, 1992).

    10.2     --            Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 to Annual Report on
                           Form 10-K for the fiscal year ended January 30, 1999, File No. 0-20664, filed on April 30,
                           1999).

    10.3     --            Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on
                           Form S-1, File No. 33-52256, originally filed September 21, 1992).

    10.4     --            Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 29, 1994, File No. 0-20664, filed on April 29,
                           1994).

    10.5     --            1999 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to
                           Annual Report on Form 10-K for the fiscal year ended January 29, 2000, File No. 0-20664, filed on April 28, 2000).

    10.6     --            401(k) Plan (together with related documents) (incorporated by reference to Exhibit 10.9 to
                           Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992).

    10.7     --            Shareholders Agreement dated as of September 1, 1992 (incorporated by reference to Exhibit 10.9 to
                           Annual Report on Form 10-K for the fiscal year ended January 31, 1993, File No. 0-20664, filed May 3, 1993).

    10.8     --            Executive Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended January 28, 1995, File No. 0-20664, filed April 28, 1995).

    10.9     --            Short-Term Credit Agreement dated as of October 27, 1995, between the Company and AmSouth Bank, N.A.
                           (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended February 3, 1996, File No. 0-20664, filed May 3, 1996).

   10.10     --            Revolving Loan Agreement dated as of October 27, 1995 between the Company and AmSouth Bank, N.A.
                           (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended February 3, 1996, File 0-20664, filed May 3, 1996).

   10.11     --            First amendment to Short-Term Credit Agreement, dated as of November 1, 1996 between the Company and
                           AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended February 1, 1997, File 0-20664, filed May 2, 1997).

   10.12     --            First amendment to Revolving Loan Agreement dated June 4, 1997 between the Company and AmSouth Bank of
                           Alabama, SunTrust Bank, Atlanta and NationsBank, N.A. and Master Assignment and Acceptance
                           Agreement dated November 7, 1997 between AmSouth Bank, NationsBank, N.A., SunTrust Bank,
                           Atlanta and SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.11 to Annual
                           Report on Form 10-K for the fiscal year ended January 31, 1998, File 0-20664, filed May 1,
                           1998).

   10.13     --            Second amendment to Short-Term Credit Agreement, dated June 4, 1997 between the Company and AmSouth
                           Bank of Alabama (incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended January 31, 1998, File 0-20664, filed May 1, 1998).

   10.14     --            Second amendment to Revolving Loan Agreement dated June 19, 1998 between the Company and AmSouth Bank of Alabama, SunTrust Bank, Atlanta, NationsBank, N.A. and SouthTrust Bank, National
                           Association and Master Assignment and Acceptance Agreement dated November 7, 1997 between
                           AmSouth Bank, NationsBank, N.A., SunTrust Bank, Atlanta and SouthTrust Bank, N.A.
                           (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended January 30, 1999, File No. 0-20664, filed on April 30, 1999).

   10.15     --            Third amendment to Short-Term Credit Agreement, dated June 3, 1998 between the Company and AmSouth
                           Bank of Alabama (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended January 30, 1999, File No. 0-20664, filed on April 30, 1999).

   10.16     --            Third amendment to Revolving Loan Agreement dated June 18, 1999 between the Company and AmSouth Bank of Alabama, SunTrust Bank, Atlanta, NationsBank, N.A. and SouthTrust Bank, National
                           Association and Master Assignment and Acceptance Agreement dated November 7, 1997 between
                           AmSouth Bank, NationsBank, N.A., SunTrust Bank, Atlanta and SouthTrust Bank, N.A.
                           (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended January 29, 2000, File No. 0-20664, filed on April 28, 2000).


   10.17     --            Fourth amendment to Short-Term Credit Agreement, dated September 25, 2000 between the Company and
                           AmSouth Bank (incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended February 3, 2001, File No. 0-20664, filed on May 4, 2001).

   10.18     --            Fourth amendment to Revolving Loan Agreement dated September 25, 2000 between the Company and AmSouth
                           Bank, SunTrust Bank, Atlanta, NationsBank, N.A. and SouthTrust Bank,N.A. (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended February
                           3, 2001, File No. 0-20664, filed on May 4, 2001).

   10.19     --            Stock Option Plans for Booksamillion.com, American Internet Service, Inc., Netcentral, Inc. and
                           Faithpoint, Inc. (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended February 3, 2001, File No. 0-20664, filed on May 4, 2001).

      13     --            Portions of the Annual Report to Stockholders for the year ended February 2, 2002 that are expressly incorporated by reference into Part II of this Report.

      16     --            Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 3, 2002.

      21     --            Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Annual Report on
                           Form 10-K for the fiscal year ended February 3, 2001, File No 0-20664, filed on May 4, 2001).

      23     --            Consent of Independent Public Accountants to the incorporation of their report on the Company's consolidated financial statements for the fiscal year ended February 2, 2002, into the
                           Registration Statements on Form S-8. (File Nos. 33-72812 and 33-86980).

      99     --            Letter from Books-A-Million, Inc. to the Securities and Exchange Commission dated April 19, 2002.