Form 10-Q
period 2002-05-04
BOOKS A MILLION INC
filed 2002-06-19
CIK 891919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: May 4, 2002

– OR –

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transaction period from to

COMMISSION FILE NUMBER 0-20664

BOOKS-A-MILLION, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	63-0798460

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

402 Industrial Lane, Birmingham, Alabama	35211

(Address of principal executive offices)	(Zip Code)

(205) 942-3737

(Registrant’s phone number including area code)

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

Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of June 6, 2002 were 18,208,043 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
BOOKS-A-MILLION, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
(unaudited)

	May 4, 2002	February 2, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$5,621	$5,539
Accounts receivable, net	8,948	9,904
Inventories	228,164	210,853
Prepayments and other	5,003	5,680
Deferred income taxes	5,171	5,093

Total Current Assets	252,907	237,069

Property and Equipment:
Gross property and equipment	146,481	145,428
Less accumulated depreciation and amortization	92,580	88,712

Net Property and Equipment	53,901	56,716

Other Assets:
Goodwill, net	1,368	1,368
Other	434	492

Total Other Assets	1,802	1,860

Total Assets	$308,610	$295,645

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$99,481	$104,408
Accrued expenses	20,716	24,801
Accrued income taxes	544	2,674
Current portion of long-term debt	24,207	499

Total Current Liabilities	144,948	132,382

Long Term Debt	39,485	38,846

Deferred Income Taxes	1,922	2,042

Stockholders’ Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized, 18,208,543 and 18,138,963 shares issued and outstanding at May 4, 2002 and February 2, 2002, respectively	182	181
Additional paid-in capital	70,844	70,719
Less treasury stock at cost 2,010,050 shares at May 4, 2002 and February 2, 2002	(5,271)	(5,271)
Accumulated other comprehensive (loss)	(1,097)	(1,217)
Retained earnings	57,597	57,963

Total Stockholders’ Investment	122,255	122,375

Total Liabilities and Stockholders’ Investment	$308,610	$295,645

See accompanying notes

BOOKS-A-MILLION, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended

	May 4, 2002	May 5, 2001

Net Sales	$101,176	$97,490
Cost of products sold (including warehouse distribution and store occupancy costs)(1)	75,007	72,004

Gross Profit	26,169	25,486
Operating, selling and administrative expenses	21,827	21,011
Depreciation and amortization	3,998	3,877

Operating Income	344	598
Interest expense, net	934	1,267

Income (Loss) Before Income Taxes	(590)	(669)
Income taxes provision (benefit)	(224)	(254)

Net Income (Loss)	$(366)	$(415)

Weighted Average Number of Shares Outstanding — Basic	16,162	17,321

Net Income (Loss) Per Share — Basic	$(0.02)	$(0.02)

Weighted Average Number of Shares Outstanding — Diluted	16,162	17,321

Net Income (Loss) Per Share — Diluted	$(0.02)	$(0.02)

(1)	Inventory purchases from related parties were $10,525 and $12,326, respectively, for each of the periods presented above.

See accompanying notes

BOOKS-A-MILLION, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Thirteen Weeks Ended

	May 4, 2002	May 5, 2001

Cash Flows from Operating Activities:
Net income (loss)	$(366)	$(415)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,998	3,877
Loss on disposal of property and equipment	0	34
Change in deferred income taxes	(272)	(305)
Changes in certain assets and liabilities	(26,685)	(19,165)

Total adjustments	(22,959)	(15,559)

Net cash used in operating activities	(23,325)	(15,974)

Cash Flows from Investing Activities:
Capital expenditures	(1,067)	(1,194)
Acquisition of certain assets	—	(6,532)
Proceeds from sale of equipment	1	10

Net cash used in investing activities	(1,066)	(7,716)

Cash Flows from Financing Activities:
Borrowings under credit facilities	60,879	58,717
Repayments under credit facilities	(36,532)	(33,759)
Proceeds from sale of common stock, net	126	84
Purchase of treasury stock	—	(1,267)

Net cash provided by financing activities	24,473	23,775

Net increase in cash and cash equivalents	82	85
Cash and cash equivalents at beginning of period	5,539	5,282

Cash and cash equivalents at end of period	$5,621	$5,367

Supplemental Disclosures of Cash Flow Information:
Cash paid during the quarter for:
Interest	$860	$692
Income taxes, net of refunds	$1,884	$1,173
Non-cash transactions:
Cumulative effect of hedging activities, net of tax benefit of $(73) and $466	$(120)	$761

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Books-A-Million, Inc. and its Subsidiaries (the “Company”) for the thirteen week periods ended May 4, 2002 and May 5, 2001, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2002, included in the Company’s 2002 Annual Report on Form 10-K. In the opinion of management, the financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of May 4, 2002, and the results of its operations and cash flows for the thirteen week periods ended May 4, 2002 and May 5, 2001. Certain prior year amounts have been reclassified to conform to current year presentation.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

     The Company has also experienced, and expects to continue to experience, significant variability in sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

2.   Net Income Per Share

     Basic net income (loss) per share (“EPS”) excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS has been computed based on the average number of shares outstanding including the effect of outstanding stock options, if dilutive, in each respective thirteen week period. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

	For the Thirteen Weeks Ended
	(in thousands)
	May 4, 2002	May 5, 2001

Weighted average shares outstanding:
Basic	16,162	17,321
Dilutive effect of stock options outstanding	0	0

Diluted	16,162	17,321

     Options outstanding of 2,418,000 and 2,203,000 for the thirteen weeks ended May 4, 2002 and May 5, 2001, respectively, were not included in the table above as they were anti-dilutive.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.   Derivative and Hedging Activities

     The Company is subject to interest rate fluctuations involving its credit facilities and debt related to an Industrial Development Revenue Bond (the “Bond”). However, the Company uses both fixed and variable debt to manage this exposure. On February 9, 1998, the company entered into an interest rate swap agreement with a five-year term that carries a notional principal amount of $30.0 million. The swap effectively fixes the interest rate on $30.0 million of variable rate debt at 6.78%, and expires February 2003. In addition, the Company entered into a $7.5 million interest swap in May 1996 that effectively fixes the interest rate on the Bond at 7.98%, and expires in May 2006. The counter party to the interest rate swaps is one of the Company’s primary banks. The Company believes the credit and liquidity risk of the counter party failing to meet its obligation is remote as the Company settles its interest position with the bank on a quarterly basis.

     The Company’s hedges are designated as cash flow hedges. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments are cash flow hedges. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings, depending on the type of hedging relationship. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) may be realized and reclassified to earnings.

     The derivative instruments were reported as a liability classified in Accrued Expenses in the accompanying condensed consolidated balance sheets at their fair value of $1.8 million and $2.0 million as of May 4, 2002 and February 2, 2002, respectively. For the quarter, adjustments of $0.1 million (net of tax of $73,000) were recorded as unrealized gains in accumulated other comprehensive income (loss) and are detailed in note 4 below.

4. Comprehensive Income (Loss)

     Comprehensive income (loss) is net income or loss, plus certain other items that are recorded directly to stockholders’ investment. The only such items currently applicable to the Company are the unrealized gains (losses) on the derivative instruments explained in Note 3, as follows:

	Thirteen Weeks Ended

	(in thousands)
Comprehensive Income (Loss)	May 4, 2002	May 5, 2001

Net income (loss)	$(366)	$(415)
Cumulative effect of accounting change for derivatives instruments, net of deferred tax benefit of $0 and $283	—	(465)
Unrealized gains (losses) on derivative instruments, net of deferred tax provision (benefit) of $73 and ($180)	120	(296)

Total comprehensive income (loss)	$(246)	$(1,176)

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.   Contingencies

     The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.

6.   Goodwill

     During the first quarter of fiscal 2002, goodwill was amortized on a straight-line basis over its estimated periods to be benefited. On February 3, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, in its entirety. Pursuant to such adoption, the Company did not amortize any goodwill during the first quarter of fiscal 2003. The Company has recorded amortization expense on goodwill of approximately $43,000 for fiscal 2000, 2001 and 2002. The amount of amortization expense that would have been recorded in future years if SFAS No. 142 was not adopted on February 3, 2002 would be approximately $43,000 per year through fiscal 2034.

     The Company is required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company reviewed the carrying value of its goodwill by comparing such amount to its fair value utilizing a discounted cash flow model and determined that the carrying amount of such asset did not exceed its fair value. Accordingly, the initial implementation of this statement did not result in a charge and, as such, did not impact the Company’s results of operations for the first quarter of fiscal 2003.

7.   Recent Accounting Pronouncements

     During 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 143 related to obligations which generally are incurred in connection with the ownership of real property. The Company currently leases the substantial majority of our real property and, therefore, the provisions of SFAS No. 143 do not apply to our current operations.

     SFAS No. 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations and Transactions"—“Reporting the Effects of Disposal of a Segment of a Business”, and “Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS No. 143 and SFAS No. 144 on February 3, 2002, which did not have a material impact on financial condition, results of operations or cash flows.

8.   Acquisition of Certain Assets

     During March 2001, the Company acquired inventory and lease-rights of eighteen stores from Crown Books Corporation for $6.5 million. The stores are located in the Chicago, Illinois and Washington, D.C. metropolitan areas. The results of operations for these stores were reflected in the consolidated financial statements beginning in the first quarter of fiscal 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company’s specific market areas; inflation; economic conditions in general and in the Company’s specific market areas; the number of store openings and closings; the profitability of certain product lines, capital expenditures and future liquidity; liability and other claims asserted against the Company; uncertainties related to the Internet and the Company’s Internet initiatives; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon the assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

     The Company was founded in 1917 and currently operates 204 retail bookstores, including 158 superstores, concentrated in the southeastern United States.

     The Company’s growth strategy is focused on opening superstores in new and existing market areas, particularly in the Southeast. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats.

Critical Accounting Policies

Inventories

     Cost is assigned to store and warehouse inventories using the retail inventory method. The valuation of store and warehouse inventories is determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail method is an averaging method that is widely used within the retail industry. Such valuations require certain significant management estimates and judgments involving markdowns and shrinkage of inventories. These practices affect ending inventories at cost as well as the resulting gross margins and inventory turnover ratios.

     Physical inventories are taken throughout the course of the fiscal period. Store inventory counts are performed by an independent inventory service while warehouse inventory counts are performed internally. All physical inventory counts are taken and reconciled to the general ledger. The Company’s accrual for inventory shortages is based upon historical inventory shortage results that are subject to certain estimates and averages.

Accrued Expenses

     On a monthly basis, certain material expenses are estimated and accrued to properly record those expenses in the period incurred. Such estimates are made for payroll and employee benefits costs, occupancy costs and advertising expenses among other items. These estimates are made based upon current and historical results.

     Differences in management’s estimates and assumptions could result in accruals that are materially different from the actual result.

Results of Operations

     Net sales increased 3.8 % to $101.2 million in the thirteen weeks ended May 4, 2002, from $97.5 million in the thirteen weeks ended May 5, 2001. The increase in net sales resulted from two superstores and four newsstands opened after the first quarter of fiscal 2002 combined with one superstore opened in the first quarter of fiscal 2003. In addition, the Company opened eighteen new stores, acquired from Crown Books Company, that started operations in the middle part of the first quarter of fiscal 2002.

     Comparable store sales in the first quarter decreased 0.7 % when compared with the 13-week period for the prior year. Comparable store sales for all book categories increased 3.1 % for the quarter. The decrease in non-book sales, driven by the decision to discontinue the sale of music in all stores and by the strong sales in the collector’s category in the prior year, contributed to the overall decrease in total comparable store sales for the quarter.

     Gross profit increased $0.7 million or 2.7 % to $26.2 million in the thirteen weeks ended May 4, 2002 from $25.5 million in the thirteen weeks ended May 5, 2001. Gross profit as a percentage of net sales for the thirteen weeks ended May 4, 2002 was 25.9 % versus 26.1% in the same period last year. The decrease in gross profit stated as a percent to sales was primarily due to higher occupancy costs as a percentage of sales.

     Operating, selling and administrative expenses increased $0.8 million or 3.9 % to $21.8 million in the thirteen weeks ended May 4, 2002, from $21.0 million in the thirteen weeks ended May 5, 2001. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended May 4, 2002, was even with last year at 21.6%.

     Depreciation and amortization increased $0.1 million or 3.1 % to $4.0 million in the thirteen weeks ended May 4, 2002, from $3.9 million in the thirteen weeks ended May 5, 2001. The increase in depreciation and amortization is primarily the result of the increased number of superstores operated by the Company.

     Interest expense was $0.9 million in the thirteen weeks ended May 4, 2002 versus $1.3 million at May 5, 2001. The decrease is due to lower average borrowings and lower interest rates versus last year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     During the first thirteen weeks of fiscal 2003, the Company’s cash requirements have been funded with net cash from operations and with borrowings under the Company’s credit facilities. Similar to many retailers, the Company’s business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company’s business.

     The Company has a revolving credit facility that allows borrowings up to $90.0 million, for which no principal repayments are due until the facility expires on June 18, 2003, and an unsecured working capital line of credit for $15.0 million, which is subject to annual renewal. The Company is currently negotiating to renew its credit facilities until fiscal year 2006. The new facility should be completed by the second quarter of fiscal 2003. As of May 4, 2002, $55.6 million was outstanding under these facilities combined. Additionally, as of May 4, 2002, the Company has outstanding borrowings associated with the issuance of an industrial revenue bond totaling $7.5 million.

     The Company’s capital expenditures totaled $1.1 million in the first 13 weeks of fiscal 2003. These expenditures were primarily used for new store openings, renovation and improvements to existing stores and investment in management information systems. Management estimates that capital expenditures for the remainder of fiscal 2003 will be approximately $17.2 million and that such amounts will be used primarily for new stores, renovation and improvements to existing stores, and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under the Company’s credit facilities, will be adequate to finance the Company’s planned capital expenditures and to meet the Company’s working capital requirements for the remainder of fiscal 2003.

     When necessary, the Company establishes certain reserves for the closing of under-performing stores. Management feels that this year’s activity will not significantly vary from the number of closings in the prior year.

     The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at May 4, 2002:

Payments Due Under Contractual Obligations

                 (in thousands)

	Total	FY 2003	FY 2004	FY 2005	FY 2006	FY 2007

Notes payable	$607	$407	$200	$0	$0	$0
Long-term debt - working capital line of credit	3,585	—	3,585	—	—	—
Long-term debt - revolving credit facility	52,000	—	52,000	—	—	—
Long-term debt – industrial revenue bond	7,500	—	—	7,500	—	—

Subtotal of debt	63,692	407	55,785	7,500	0	0
Operating leases	111,502	22,181	26,868	24,525	21,594	16,334

Total of obligations	$175,194	$22,588	$82,653	$32,025	$21,594	$16,334

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Related Party Activities

     Certain principal stockholders of the Company have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities (“related parties”) are summarized in the following paragraph.

     The Company purchases a portion of its inventories for resale from related parties; such purchases were $10.5 million in the thirteen weeks ended May 4, 2002, versus $12.3 million in the thirteen weeks ended May 5, 2001. The decrease in related party purchases is primarily due to lower purchases of music merchandise. The Company sells a portion of its inventories to related parties; such sales amounted to $0.1 million and $0.5 million in the thirteen weeks ended May 4, 2002 and May 5, 2001, respectively. This decrease in related party sales is primarily due to lower sales of bargain books. The Company also purchases logistics services from a related party; such services amounted to $7,000 and $58,000 in the thirteen weeks ended May 4, 2002 and May 5, 2001, respectively. Management believes the terms of these related party transactions are substantially equivalent to those available from unrelated parties and, therefore, have no significant impact on gross profit.

Financial Position

     During the thirteen weeks ended May 4, 2002, the Company opened one superstore and closed one Bookland store. Inventory and debt balances at May 4, 2002 increased as compared to February 2, 2002 due to seasonal fluctuations in inventory levels.

Market Risk

     The Company is subject to interest rate fluctuations involving its credit facilities. The average amount of debt outstanding under the Company’s credit facilities was $63.4 million during fiscal 2002. However, the Company utilizes both fixed and variable debt to manage this exposure. On February 9, 1998, the Company entered into an interest rate swap agreement, with a five-year term, which carries a notional principal amount of $30.0 million. The swap effectively fixes the interest rate on $30.0 million of variable rate debt at 6.78%. The swap agreement expires on February 11, 2003. Also, on May 14, 1996, the Company entered into an interest rate swap agreement, with a ten- year term, which carries a notional principal amount of $7.5 million. The swap effectively fixes the interest rate on $7.5 million of variable rate debt at 7.98%. The swap agreement expires on June 7, 2006. The counter party to the interest rate swaps is one of the Company’s primary banks. The Company believes the credit and liquidity risk of the counter party failing to meet its obligation is remote as the Company settles its interest position with the bank on a quarterly basis.

II — OTHER INFORMATION

ITEM 1:   Legal Proceedings

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.

ITEM 2:   Changes in Securities

None

ITEM 3:   Defaults Upon Senior Securities

None

ITEM 4:   Submission of Matters of Vote of Security-Holders

–	Date of Meeting — June 6, 2002

–	Annual Meeting

–	Name of each director elected at meeting: Terry C. Anderson

–	Name of each director whose term of office as director continued after the meeting:

Charles C. Anderson Clyde B. Anderson Ronald G. Bruno J. Barry Mason William H. Rodgers, Jr.

–	Other matters voted on at Annual Meeting

i)	To approve the First Amendment to the Amended and Restated Employee Stock Purchase Plan increasing the number of shares authorized for purchase by employees from 200,000 to a maximum of 400,000.

–	Results of votes:

	Number of Votes	Number of Votes	Number of Votes
Election of	Cast For	Cast Against	Abstaining

Terry C. Anderson	15,331,773	239,985	0
Item i.) above	15,257,467	284,466	29,825

ITEM 5:   Other Information

None

ITEM 6:   Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit 3i Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 in the Company’s Registration Statement on Form S-1 (Capital Registration No. 33-52256))

Exhibit 3ii By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.2 in the Company’s Registration Statement on Form S-1 (Capital Registration No. 33-52256))

(B) Reports on Form 8-K

The Company filed two current reports on Form 8-K during the first quarter of fiscal 2003 as follows:

Current report on 8-K, filed with the Securities and Exchange Commission on June 6, 2002, with respect to the engagement of Deloitte & Touche LLP as its independent accountants for fiscal 2003.

Current report on Form 8-K, filed with the Securities and Exchange Commission on May 3, 2002, with respect to the dismissal of Arthur Andersen LLP as its independent accountants.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BOOKS-A-MILLION, INC

Date: June 18, 2002	by:	/s/ Clyde B. Anderson

Clyde B. Anderson Chief Executive Officer

Date: June 18, 2002	by:	/s/ Richard S. Wallington

Richard S. Wallington Chief Financial Officer