Form 10-Q
period 2002-08-03
BOOKS A MILLION INC
filed 2002-09-17
CIK 891919

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

         For the quarterly period ended:  August 3, 2002

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

                              Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of September 13, 2002 were 16,199,574 shares.,

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                              PAGE NO.
                                                                                              --------

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (UNAUDITED)
      Condensed Consolidated Balance Sheets                                                      3
      Condensed Consolidated Statements of Operations                                            4
      Condensed Consolidated Statements of Cash Flows                                            5
      Notes to Condensed Consolidated Financial Statements                                       6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                               12
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                                       16
Item 2.  Changes in Securities                                                                   16
Item 3.  Defaults Upon Senior Securities                                                         16
Item 4.  Submission of Matters of Vote of Security-Holders                                       16
Item 5.  Other Information                                                                       16
Item 6.  Exhibits and Reports on Form 8-K                                                        16

                         PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                       AUGUST 3, 2002        FEBRUARY 2, 2002
                                                                                       --------------        ----------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                              $   5,827             $   5,539
   Accounts receivable, net                                                                  7,278                 8,680
   Inventories                                                                             223,270               210,853
   Prepayments and other                                                                     4,805                 5,680
   Deferred income taxes                                                                     5,655                 5,093
                                                                                         ---------             ---------
       TOTAL CURRENT ASSETS                                                                246,835               235,845
                                                                                         ---------             ---------

PROPERTY AND EQUIPMENT:
   Gross property and equipment                                                            150,031               145,428
   Less accumulated depreciation and amortization                                           96,456                88,712
                                                                                         ---------             ---------
     NET PROPERTY AND EQUIPMENT                                                             53,575                56,716
                                                                                         ---------             ---------

OTHER ASSETS:
   Goodwill, net                                                                             1,368                 1,368
   Other                                                                                       366                   492
                                                                                         ---------             ---------
     TOTAL OTHER ASSETS                                                                      1,734                 1,860
                                                                                         ---------             ---------
       TOTAL ASSETS                                                                      $ 302,144             $ 294,421
                                                                                         =========             =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Accounts payable                                                                      $  90,545             $ 103,184
   Accrued expenses                                                                         24,603                24,801
   Accrued income taxes                                                                        592                 2,674
   Current portion of long-term debt                                                        23,662                   499
                                                                                         ---------             ---------
       TOTAL CURRENT LIABILITIES                                                           139,402               131,158
                                                                                         ---------             ---------

LONG TERM DEBT                                                                              39,580                38,846
                                                                                         ---------             ---------
DEFERRED INCOME TAXES                                                                        1,802                 2,042
                                                                                         ---------             ---------

STOCKHOLDERS' INVESTMENT:
   Preferred stock, $.01 par value, 1,000,000 shares
   authorized, no shares outstanding                                                            --                    --
   Common stock, $.01 par value, 30,000,000 shares authorized, 18,209,624 and
   18,138,963 shares issued at
   August 3, 2002 and February 2, 2002, respectively                                           182                   181
   Additional paid-in capital                                                               70,845                70,719
   Less treasury stock at cost 2,010,050 shares at August 3,
   2002 and  February 2, 2002                                                               (5,271)               (5,271)
   Accumulated other comprehensive income (loss)                                            (1,326)               (1,217)
   Retained earnings                                                                        56,930                57,963
                                                                                         ---------             ---------
       TOTAL STOCKHOLDERS' INVESTMENT                                                      121,360               122,375
                                                                                         ---------             ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                    $ 302,144             $ 294,421
                                                                                         =========             =========


                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                           THIRTEEN WEEKS ENDED                    TWENTY-SIX WEEKS ENDED
                                                     ----------------------------------      ----------------------------------
                                                     AUGUST 3, 2002      AUGUST 4, 2001      AUGUST 3, 2002      AUGUST 4, 2001
                                                     --------------      --------------      --------------      --------------

NET SALES                                               $ 104,669           $ 104,011           $ 205,845           $ 201,501
   Cost of products sold (including warehouse
   distribution and store occupancy costs) (1)             77,872              77,169             152,879             149,173
                                                        ---------           ---------           ---------           ---------
GROSS PROFIT                                               26,797              26,842              52,966              52,328

   Operating, selling and administrative                   22,901              22,894              44,728              43,905
expenses
   Depreciation and amortization                            3,972               3,896               7,970               7,773
                                                        ---------           ---------           ---------           ---------
OPERATING INCOME (LOSS)                                       (76)                 52                 268                 650

   Interest expense, net                                    1,000               1,142               1,934               2,409
                                                        ---------           ---------           ---------           ---------
INCOME (LOSS) BEFORE INCOME TAXES                          (1,076)             (1,090)             (1,666)             (1,759)

   Income taxes provision (benefit)                          (409)               (414)               (633)               (668)
                                                        ---------           ---------           ---------           ---------
NET INCOME (LOSS)                                       $    (667)          $    (676)          $  (1,033)          $  (1,091)
                                                       ==========           =========           =========           =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                                 16,199              16,773              16,181              17,047
                                                        =========           =========           =========           =========
NET INCOME (LOSS) PER SHARE - BASIC                     $   (0.04)          $   (0.04)          $   (0.06)          $   (0.06)
                                                        =========           =========           =========           =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED                               16,199              16,773              16,181              17,047
                                                        =========           =========           =========           =========
NET INCOME (LOSS) PER SHARE - DILUTED                   $   (0.04)          $   (0.04)          $   (0.06)          $   (0.06)
                                                        =========           =========           =========           =========


(1) Inventory purchases from related parties were $2,995, $4,801, $13,520 and $17,197, respectively, for each of the periods presented above.


                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                       TWENTY-SIX WEEKS ENDED
                                                                                  ---------------------------------
                                                                                  AUGUST 3, 2002     AUGUST 4, 2001
                                                                                  --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                 $  (1,033)          $ (1,091)
                                                                                     ---------           --------
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                       7,970              7,773
     Loss on disposal of property and equipment                                              1                 41
     Change in deferred income taxes                                                      (735)              (733)
       Change in inventories                                                           (12,417)            (2,076)
       Change in accounts payable                                                      (12,639)            (6,009)
       Changes in certain other assets and liabilities                                    (189)            (5,345)
                                                                                     ---------           --------
        Total adjustments                                                              (18,009)            (6,349)
                                                                                     ---------           --------

        Net cash used in operating activities                                          (19,042)            (7,440)
                                                                                     ---------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                 (4,710)            (3,617)
   Acquisition of certain assets                                                            --             (6,532)
   Proceeds from sale of equipment                                                          16                 12
                                                                                     ---------           --------
        Net cash used in investing activities                                           (4,694)           (10,137)
                                                                                     ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                                  102,176             96,706
   Repayments under credit facilities                                                  (78,278)           (78,112)
   Proceeds from sale of common stock, net                                                 126                 83

   Purchase of treasury stock                                                               --             (2,258)
                                                                                     ---------           --------
        Net cash provided by financing activities                                       24,024             16,419
                                                                                     ---------           --------

Net increase (decrease) in cash and cash equivalents                                       288             (1,158)
Cash and cash equivalents at beginning of period                                         5,539              5,282
                                                                                     ---------           --------

Cash and cash equivalents at end of period                                           $   5,827           $  4,124
                                                                                     =========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the twenty-six week period for:
            Interest                                                                 $   1,787           $  1,909
            Income taxes, net of refunds                                             $   1,890           $  1,069


                             SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Books-A-Million, Inc. and its Subsidiaries (the "Company") for the thirteen and twenty-six week periods ended August 3, 2002 and August 4, 2001, have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2002, included in the Company's 2002 Annual Report on Form 10-K. In the opinion of management, the financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of August 3, 2002, and the results of its operations and cash flows for the thirteen and twenty-six week periods ended August 3, 2002 and August 4, 2001. Certain prior year amounts have been reclassified to conform to current year presentation.

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

2.       NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per share ("EPS") excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS has been computed based on the average number of shares outstanding including the effect of outstanding stock options, if dilutive, in each respective thirteen and twenty-six week period. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:


                                                     For the Thirteen Weeks Ended
                                                           (in thousands)
                                                     August 3,       August 4,
                                                          2002            2001
                                                     ---------       ---------
Weighted average shares outstanding:
Basic                                                 16,199         16,773
Dilutive effect of stock options outstanding               0              0
                                                      ------         ------
Diluted                                               16,199         16,773
                                                      ======         ======


                                                   For the Twenty-Six Weeks Ended
                                                          (in thousands)
                                                     August 3,       August 4,
                                                          2002            2001
                                                     ---------       ---------
Weighted average shares outstanding:
Basic                                                 16,181          17,047
Dilutive effect of stock options outstanding               0               0
                                                      ------          ------
Diluted                                               16,181          17,047
                                                      ======          ======

         Options outstanding of 2,399,000 and 2,165,500 for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001 were not included in the table above as they were anti-dilutive.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.       DERIVATIVE AND HEDGING ACTIVITIES

         The Company is subject to interest rate fluctuations involving its credit facilities and debt related to an Industrial Development Revenue Bond (the "Bond"). However, the Company uses both fixed and variable debt to manage this exposure. On February 9, 1998, the company entered into an interest rate swap agreement with a five-year term that carries a notional principal amount of $30.0 million. The swap effectively fixes the interest rate on $30.0 million of variable rate debt at 7.41%, and expires February 2003. The Company became party to two separate $10 million swaps on July 24, 2002. Both expire August 2005 and effectively fixes the interest rate on $20 million of variable debt at 5.13%. In addition, the Company entered into a $7.5 million interest rate swap in May 1996 that effectively fixes the interest rate on the Bond at 7.98%, and expires in May 2006. The counter parties to the interest rate swaps are two of the Company's primary banks. The Company believes the credit and liquidity risk of the counter parties failing to meet its obligation is remote as the Company settles its interest position with the banks on a quarterly basis.

         The Company's hedges are designated as cash flow hedges. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments are cash flow hedges. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings, depending on the type of hedging relationship. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) may be realized and reclassified to earnings.

         The derivative instruments were reported as a liability classified in Accrued Expenses in the accompanying condensed consolidated balance sheets at their fair value of $2.2 million and $1.5 million as of August 3, 2002 and February 2, 2002, respectively. For the thirteen weeks ended August 3, 2002 and August 4, 2001, respectively, adjustments of $230,000 (net of tax benefit of $141,000) and $145,000 (net of tax benefit of $90,000) and in the twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively, adjustments of $109,000 (net of tax benefit of $68,000) and $906,000 (net of tax benefit of $555,000) were recorded as unrealized gains or losses in accumulated other comprehensive income (loss) and are detailed in note 4 below.

4.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is net income or loss, plus certain other items that are recorded directly to stockholders' investment. The only such items currently applicable to the Company are the unrealized gains (losses) on the derivative instruments explained in Note 3, as follows:

COMPREHENSIVE INCOME (LOSS)                                                   Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                                                                 (in thousands)          (in thousands)
                                                                               August     August        August        August
                                                                               3, 2002    4, 2001       3, 2002       4, 2001
                                                                               -------    -------       -------       -------
Net income (loss)                                                               $(667)      $(676)      $(1,033)      $(1,091)
                                                                                -----       -----       -------       -------
Cumulative effect of accounting change for derivatives instruments, net of
deferred tax provision (benefit) of ($285)                                         --          --            --          (465)
                                                                                -----       -----       -------       -------
Unrealized gains (losses) on derivative instruments, net of deferred tax provision (benefit) for the thirteen week periods of ($141) and ($90), respectively, and the twenty-six week periods of
($68) and ($270), respectively                                                   (230)       (145)         (109)         (441)
                                                                                -----       -----       -------       -------
Total comprehensive income (loss)                                               $(897)      $(821)      $(1,142)      $(1,997)
                                                                                =====       =====       =======       =======

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

6.       GOODWILL

         During the second quarter of fiscal 2002, goodwill was amortized on a straight-line basis over its estimated periods to be benefited. On February 3, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", in its entirety. Pursuant to such adoption, the Company did not amortize any goodwill during the second quarter of fiscal 2003. The Company has recorded amortization expense on goodwill of approximately $43,000 for fiscal 2000, 2001 and 2002. The amount of amortization expense that would have been recorded in future years if SFAS No. 142 was not adopted on February 3, 2002 would be approximately $43,000 per year through fiscal 2034.

         The Company is required to assess goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company reviewed the carrying value of its goodwill by comparing such amount to its estimated fair value utilizing a discounted cash flow model and determined that the carrying amount of such asset did not exceed its fair value. Accordingly, the initial implementation of this statement did not impact the Company's consolidated financial statements.

7.       ACQUISITION OF CERTAIN ASSETS

         During March 2001, the Company acquired inventory and lease-rights of eighteen stores from Crown Books Corporation for $6.5 million. The stores are located in the Chicago, Illinois and Washington, D.C. metropolitan areas. The results of operations for these stores were reflected in the consolidated financial statements beginning in the first quarter of fiscal 2002.

8.       BUSINESS SEGMENTS

         The Company has two reportable segments: electronic commerce trade and retail trade. The electronic commerce trade segment is a strategic business segment that transacts business over the internet and is managed separately due to divergent technology and marketing requirements. The retail trade segment is a strategic business segment that is engaged in the retail trade of mostly book merchandise, fulfillment services and other related book merchandise services.

         The accounting policies of the segments are substantially the same as those described in the critical accounting policies section of Management's Discussion and Analysis found later in this report and in the Company's fiscal year 2002 10-K filing. The Company evaluates performance of the segments based on profit and loss from operations before interest and income taxes. Certain intersegment cost allocations have been made based upon consolidated and segment revenues.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


SEGMENT INFORMATION (IN THOUSANDS)             Thirteen Weeks Ended                  Twenty-Six Weeks Ended
                                          --------------------------------      ---------------------------------
 SALES                                    August 3, 2002    August 4, 2001      August 3, 2002     August 4, 2001
                                          --------------    --------------      --------------     --------------
     Electronic Commerce Trade              $   5,272          $   4,585          $  11,142          $   9,516

     Retail Trade                             103,518            102,489            203,110            198,546

     Intersegment Sales Elimination            (4,121)            (3,063)            (8,407)            (6,561)
                                            ---------          ---------          ---------          ---------


         Total Sales                        $ 104,669          $ 104,011          $ 205,845          $ 201,501
                                            =========          =========          =========          =========

 OPERATING INCOME (LOSS)                  August 3, 2002    August 4, 2001      August 3, 2002     August 4, 2001
                                          --------------    --------------      --------------     --------------

     Electronic Commerce Trade              $    (153)         $    (340)         $    (396)         $    (800)

     Retail Trade                                  69                346                628              1,432

     Intersegment Elimination of
     Certain Costs                                  8                 46                 36                 18
                                            ---------          ---------          ---------          ---------

     Total Operating Income (Loss)          $     (76)         $      52          $     268          $     650
                                            =========          =========          =========          =========


 ASSETS                                        AS OF THE
                                           TWENTY-SIX WEEKS         AS OF THE YEAR
                                               ENDED                     ENDED
                                           AUGUST 3, 2002           FEBRUARY 2, 2002
                                           ----------------         ----------------
     Electronic Commerce Trade                   1,836                    1,939

     Retail Trade                              300,880                  293,130

     Intersegment Asset
     Elimination                                  (572)                    (648)
                                             ---------                ---------

         Total Assets                        $ 302,144                $ 294,421
                                             =========                =========

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.       RECENT ACCOUNTING PRONOUNCEMENTS


         SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations and Transactions"--"Reporting the Effects of Disposal of a Segment of a Business", and "Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS No. 143 and SFAS No. 144 on February 3, 2002, which did not have a material impact on financial condition, results of operations or cash flows.

         In June of 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Management is in the process of analyzing this statement for the impact on future transactions.

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

GENERAL

         The Company was founded in 1917 and currently operates 205 retail bookstores, including 159 superstores, concentrated in the southeastern United States.

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


         Physical inventories are taken throughout the course of the fiscal period. Store inventory counts are performed by an independent inventory service while warehouse inventory counts are performed internally. All physical inventory counts are taken and reconciled to the general ledger. The Company's accrual for inventory shortages is based upon historical inventory shortage results that are subject to certain estimates and averages.


Accrued Expenses


         On a monthly basis, certain material expenses are estimated and accrued to properly record those expenses in the period incurred. Such estimates are made for payroll and employee benefits costs, occupancy costs and advertising expenses among other items. These estimates are made based upon current and historical results.

         Differences in management's estimates and assumptions could result in accruals that are materially different from the actual result.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net sales increased 0.6% to $104.7 million in the thirteen weeks ended August 3, 2002, from $104.0 million in the thirteen weeks ended August 4, 2001. Net sales increased 2.2% to $205.8 million in the twenty-six weeks ended August 3, 2002, from $201.5 million in the twenty-six weeks ended August 4, 2001. The increase in net sales resulted from three superstores and two newsstands opened after the second quarter of fiscal 2002 combined with one superstore opened in each of the first and second quarters of fiscal 2003. In addition, the Company opened eighteen new stores, acquired from Crown Books Company, that started operations in the middle part of the first quarter of fiscal 2002.

         Comparable store sales in the second quarter decreased 1.2 % when compared with the same 13-week period for the prior year. Comparable store sales for all book categories increased 0.3 % for the quarter. In the twenty-six week period ended August 3, 2002, comparable store sales decreased 1.0% when compared with the same period last year. Comparable store sales for all book merchandise, however, increased 1.6%. The decrease in non-book sales, driven by the decision to discontinue the sale of music in all stores which contributed to the overall decrease in total comparable store sales for the quarter.

         Gross profit decreased 0.2 % to $26.8 million in the thirteen weeks ended August 3, 2002 when compared with the same thirteen week period for the prior year. For the twenty-six weeks ended August 3, 2002, gross profit increased 1.2% to $53.0 million from $52.3 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended August 3, 2002 was 25.6 % versus 25.8% in the same period last year. Gross profit as a percentage of net sales for the twenty-six weeks ended August 3, 2002 was 25.7% versus 26.0% in the same period last year. The decrease in gross profit stated as a percent to sales was primarily due to higher occupancy costs as a percentage of sales.

         Operating, selling and administrative expenses were $22.9 million in the thirteen week periods ended August 3, 2002 and August 4, 2001, and in the twenty-six weeks ended August 3, 2002, operating, selling and administrative expenses increased 1.9% to $44.7 million from $43.9 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended August 3, 2002 decreased to 21.9% from 22.0% in the same period last year. For the twenty-six week period, operating, selling and administrative expenses as a percentage of net sales decreased to 21.7% from 21.8% in the same period last year.

         Depreciation and amortization increased 1.9% to $4.0 million in the thirteen weeks ended August 3, 2002, from $3.9 million in the thirteen weeks ended August 4, 2001, and in the twenty-six week period depreciation and amortization increased 2.5% to $8.0 million from $7.8 million in the same period last year. The increase in depreciation and amortization is primarily the result of the increased number of superstores operated by the Company.

         Interest expense was $1.0 million in the thirteen weeks ended August 3, 2002 versus $1.1 million in the same period last year and $1.9 million in the twenty-six weeks ended August 3, 2002 versus $2.4 million in the same period last year. The decrease is due to lower interest rates versus last year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         During the first twenty-six weeks of fiscal 2003, the Company's cash requirements have been funded with cash from operations and with borrowings under the Company's credit facilities. Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

         In July 2002, the Company entered into a revolving credit facility that allows borrowings up to $100.0 million, for which no principal repayments are due until the facility expires on July 1, 2005. As of August 3, 2002, $55.3 million was outstanding under these facilities combined. Additionally, as of August 3, 2002, the Company has outstanding borrowings associated with the issuance of an industrial revenue bond totaling $7.5 million.

         The Company's capital expenditures totaled $4.7 million in the first twenty-six weeks of fiscal 2003. These expenditures were primarily used for new store openings, renovation and improvements to existing stores and investment in management information systems. Management estimates that capital expenditures for the remainder of fiscal 2003 will be approximately $13.6 million and that such amounts will be used primarily for new stores, renovation and improvements to existing stores, and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 2003.

         When necessary, the Company establishes certain reserves for the closing of under-performing stores. Management feels that this year's activity will not significantly vary from the number of closings in the prior year.

         The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at August 3, 2002 (in thousands):

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS

                           Total        FY 2003      FY 2004      FY 2005      FY 2006      FY 2007
                           -----        -------      -------      -------      -------      -------

Notes payable             $    442      $   355      $    87      $     0      $     0      $     0
Long-term debt -            55,300           --           --           --       55,300           --
revolving
credit facility

Long-term debt -             7,500           --           --        7,500           --           --
industrial
revenue bond
                          --------      -------      -------      -------      -------      -------
Subtotal of debt            63,242          355           87        7,500       55,300            0

Operating leases           105,814       14,927       27,185       24,741       21,988       16,973
                          --------      -------      -------      -------      -------      -------
Total of obligations      $169,056      $15,282      $27,272      $32,241      $77,288      $16,973
                          ========      =======      =======      =======      =======      =======

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

         The Company purchases a portion of its inventories for resale from related parties; such purchases were $13.5 million in the twenty-six weeks ended August 3, 2002, versus $17.2 million in the twenty-six weeks ended August 4, 2001. The decrease in related party purchases is primarily due to lower purchases of music merchandise. The Company sells a portion of its inventories to related parties; such sales amounted to $(0.1) million and $1.6 million in the twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively. This decrease in related party sales is mostly due to the decision to significantly reduce bargain books commerce with related parties. The Company also purchases logistics services from a related party; such services amounted to $8,000 and $58,000 in the twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively. Management believes the terms of these related party transactions are substantially equivalent to those available from unrelated parties and, therefore, have no significant impact on gross profit.

FINANCIAL POSITION

         During the twenty-six weeks ended August 3, 2002, the Company opened two superstores and closed one Bookland store. Inventory and debt balances at August 3, 2002 increased as compared to February 2, 2002 due to seasonal fluctuations in inventory levels.

MARKET RISK

         The Company is subject to interest rate fluctuations involving its credit facilities. The average amount of debt outstanding under the Company's credit facilities was $63.4 million during fiscal 2002. However, the Company utilizes both fixed and variable debt to manage this exposure. On February 9, 1998, the Company entered into an interest rate swap agreement, with a five-year term, which carries a notional principal amount of $30.0 million. The swap effectively fixes the interest rate on $30.0 million of variable rate debt at 7.41%. The swap agreement expires on February 11, 2003. The Company became party to two separate $10 million swaps on July 24, 2002. Both expire August 2005 and effectively fixes the interest rate on $20 million of variable debt at 5.13%. Also, on May 14, 1996, the Company entered into an interest rate swap agreement, with a ten- year term, which carries a notional principal amount of $7.5 million. The swap effectively fixes the interest rate on $7.5 million of variable rate debt at 7.98%. The swap agreement expires on June 7, 2006. The counter parties to the interest rate swaps are parties to the Company's revolving credit facilities. The Company believes the credit and liquidity risk of the counter parties failing to meet its obligation is remote as the Company settles its interest position with the bank on a quarterly basis.

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

                  None

ITEM 5:  Other Information

                  None

ITEM 6:  Exhibits and Reports on Form 8-K

         (A)   Exhibits

                  Exhibit 3i Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 in the Company's Registration Statement on Form S-1 (Capital Registration No. 33-52256)

                  Exhibit 3ii By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.2 in the Company's Registration Statement on Form S-1 (Capital Registration No. 33-52256))

                  Exhibit 10.20 Revolving Loan Agreement, dated as of July 1, 2002, among Books-A-Million, Inc., Bank of America, as Agent, and the banks party thereto


         (B)   Reports on Form 8-K

                  The Company filed two current reports on Form 8-K during the first and second quarters of fiscal 2003 as follows:

                  Current report on 8-K, filed with the Securities and Exchange Commission on June 4, 2002, with respect to the engagement of Deloitte & Touche LLP as its independent accountants for fiscal 2003

                  Current report on Form 8-K, filed with the Securities and Exchange Commission on May 3, 2002, with respect to the dismissal of Arthur Andersen LLP as its independent accountants

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                        BOOKS-A-MILLION, INC.


   Date: September 17, 2002             by:/s/ Clyde B. Anderson
                                            ---------------------
                                        Clyde B. Anderson
                                        Chief Executive Officer


   Date: September 17, 2002             by:/s/ Richard S. Wallington
                                           -------------------------
                                        Richard S. Wallington
                                        Chief Financial Officer


                                 CERTIFICATIONS



I, Clyde B. Anderson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Books-A-Million, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002



                                                /s/ Clyde B. Anderson
                                                -----------------------
                                                Clyde B. Anderson
                                                Chief Executive Officer



I, Richard S. Wallington, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Books-A-Million, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002

                                             /s/ Richard S. Wallington
                                             -------------------------
                                             Richard S. Wallington
                                             Chief Financial Officer