Form 10-Q
period 2002-11-02
BOOKS A MILLION INC
filed 2002-12-17
CIK 891919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

                For the quarterly period ended: November 2, 2002

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transaction period from__________to__________

                         COMMISSION FILE NUMBER 0-20664

                              BOOKS-A-MILLION, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                           63-0798460
        --------                                           ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


402 INDUSTRIAL LANE, BIRMINGHAM, ALABAMA                                35211
----------------------------------------                                -----
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


                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of November 29, 2002 were 16,200,073 shares.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE NO.
                                                                            --------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (UNAUDITED)

      Condensed Consolidated Balance Sheets .............................      3

      Condensed Consolidated Statements of Operations ...................      4

      Condensed Consolidated Statements of Cash Flows ...................      5

      Notes to Condensed Consolidated Financial Statements ..............      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................     11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .....     15

Item 4.  Controls and Procedures ........................................     16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................     17

Item 2.  Changes in Securities ..........................................     17

Item 3.  Defaults Upon Senior Securities ................................     17

Item 4.  Submission of Matters of Vote of Security-Holders ..............     17

Item 5.  Other Information ..............................................     17

Item 6.  Exhibits and Reports on Form 8-K ...............................     17

                                               PART 1. FINANCIAL INFORMATION
                                             ITEM 1. FINANCIAL STATEMENTS
                                           BOOKS-A-MILLION, INC. & SUBSIDIARIES

                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (DOLLARS IN THOUSANDS)
                                                        (UNAUDITED)

                                                                                NOVEMBER 2, 2002   FEBRUARY 2, 2002
                                                                                ----------------   ----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .................................................        $   4,969         $   5,539
   Accounts receivable, net .................................................            8,221             7,713
   Related party accounts receivable, net ...................................              265               967
   Inventories ..............................................................          247,731           210,853
   Prepayments and other ....................................................            5,111             5,680
   Deferred income taxes ....................................................            6,854             5,093
                                                                                     ---------         ---------
       TOTAL CURRENT ASSETS .................................................          273,151           235,845
                                                                                     ---------         ---------

PROPERTY AND EQUIPMENT:
   Gross property and equipment .............................................          157,359           145,428
   Less accumulated depreciation and amortization ...........................          100,494            88,712
                                                                                     ---------         ---------
     NET PROPERTY AND EQUIPMENT .............................................           56,865            56,716
                                                                                     ---------         ---------

OTHER ASSETS:
   Goodwill, net ............................................................            1,368             1,368
   Other ....................................................................              330               492
                                                                                     ---------         ---------
     TOTAL OTHER ASSETS .....................................................            1,698             1,860
                                                                                     ---------         ---------
       TOTAL ASSETS .........................................................        $ 331,714         $ 294,421
                                                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Accounts payable .........................................................        $ 107,897         $  97,523
   Related parties accounts payable .........................................            3,800             5,661
   Accrued expenses .........................................................           23,415            24,801
   Accrued income taxes .....................................................              844             2,674
   Current portion of long-term debt ........................................           35,280               499
                                                                                     ---------         ---------
      TOTAL CURRENT LIABILITIES .............................................          171,236           131,158
                                                                                     ---------         ---------

LONG TERM DEBT ..............................................................           39,580            38,846
                                                                                     ---------         ---------
DEFERRED INCOME TAXES .......................................................            1,681             2,042
                                                                                     ---------         ---------

STOCKHOLDERS' INVESTMENT:
   Preferred stock, $.01 par value, 1,000,000 shares
   authorized, no shares outstanding.........................................             --                --
   Common stock, $.01 par value, 30,000,000 shares authorized, 18,210,123 and
   18,138,963 shares issued at November 2, 2002
   and February 2, 2002, respectively .......................................              182               181
   Additional paid-in capital ...............................................           70,846            70,719
   Less treasury stock at cost (2,010,050 shares at November 2,
   2002 and  February 2, 2002)...............................................           (5,271)           (5,271)
   Accumulated other comprehensive loss, net of tax .........................           (1,047)           (1,217)
   Retained earnings ........................................................           54,507            57,963
                                                                                     ---------         ---------
       TOTAL STOCKHOLDERS' INVESTMENT .......................................          119,217           122,375
                                                                                     ---------         ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT .......................        $ 331,714         $ 294,421
                                                                                     =========         =========


                             SEE ACCOMPANYING NOTES

                                         BOOKS-A-MILLION, INC. & SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)

                                                          THIRTEEN WEEKS ENDED                     THIRTY-NINE WEEKS ENDED
                                                          --------------------                     -----------------------
                                                  NOVEMBER 2, 2002    NOVEMBER 3, 2001     NOVEMBER 2, 2002     NOVEMBER 3, 2001
                                                  ----------------    ----------------     ----------------     ----------------
NET SALES ....................................       $ 97,194            $ 97,812            $ 303,039            $ 299,313
   Cost of products sold (including warehouse
   distribution and store occupancy costs) (1)         74,566              73,605              227,445              222,778
                                                     --------            --------            ---------            ---------
GROSS PROFIT .................................         22,628              24,207               75,594               76,535

   Operating, selling and administrative
   expenses...................................         21,148              22,177               65,876               66,082
   Depreciation and amortization .............          4,114               3,908               12,084               11,681
                                                     --------            --------            ---------            ---------
OPERATING LOSS ...............................         (2,634)             (1,878)              (2,366)              (1,228)

   Interest expense, net .....................          1,274               1,133                3,208                3,542
                                                     --------            --------            ---------            ---------
LOSS BEFORE INCOME TAXES .....................         (3,908)             (3,011)              (5,574)              (4,770)

   Income taxes benefit ......................         (1,485)             (1,145)              (2,118)              (1,813)
                                                     --------            --------            ---------            ---------
NET LOSS .....................................       $ (2,423)           $ (1,866)           $  (3,456)           $  (2,957)
                                                     ========            ========            =========            =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC ...................         16,200              16,417               16,187               16,837
                                                     ========            ========            =========            =========
NET LOSS PER SHARE - BASIC ...................       $  (0.15)           $  (0.11)           $   (0.21)           $   (0.18)
                                                     ========            ========            =========            =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED .................         16,200              16,417               16,187               16,837
                                                     ========            ========            =========            =========
NET LOSS PER SHARE - DILUTED .................       $  (0.15)           $  (0.11)           $   (0.21)           $   (0.18)
                                                     ========            ========            =========            =========


(1) Inventory purchases from related parties were $11,777, $11,673, $25,297 and $28,870, respectively, for each of the periods presented above.



                             SEE ACCOMPANYING NOTES

                                        BOOKS-A-MILLION, INC. & SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (DOLLARS IN THOUSANDS)
                                                   (UNAUDITED)

                                                                                       THIRTY-NINE WEEKS ENDED
                                                                                       -----------------------
                                                                                 NOVEMBER 2, 2002     NOVEMBER 3, 2001
                                                                                 ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss ..................................................................     $  (3,456)            $  (2,957)
                                                                                   ---------             ---------
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...........................................        12,084                11,681
     Loss on disposal of property and equipment ..............................             1                   246
     Increase in deferred income taxes .......................................        (2,226)               (1,876)
       Increase in inventories ...............................................       (36,878)              (32,800)
       Increase in accounts payable ..........................................         8,513                17,267
       Changes in certain other assets and liabilities .......................        (2,228)               (1,855)
                                                                                   ---------             ---------
        Total adjustments ....................................................       (20,734)               (7,337)
                                                                                   ---------             ---------

        Net cash used in operating activities ................................       (24,190)              (10,294)
                                                                                   ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ......................................................       (12,038)               (7,149)
   Acquisition of certain assets .............................................          --                  (6,532)
   Proceeds from sale of equipment ...........................................            16                    23
                                                                                   ---------             ---------
        Net cash used in investing activities ................................       (12,022)              (13,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities ........................................       152,556               146,551
   Repayments under credit facilities ........................................      (117,041)             (118,342)
   Proceeds from sale of common stock, net ...................................           127                    83

   Purchase of treasury stock ................................................          --                  (3,389)
                                                                                   ---------             ---------
        Net cash provided by financing activities ............................        35,642                24,903
                                                                                   ---------             ---------

Net increase (decrease) in cash and cash equivalents .........................          (570)                  951
Cash and cash equivalents at beginning of period .............................         5,539                 5,282
                                                                                   ---------             ---------

Cash and cash equivalents at end of period ...................................     $   4,969             $   6,233
                                                                                   =========             =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the thirty-nine week period for:
            Interest .........................................................     $   2,893             $   3,180
            Income taxes, net of refunds .....................................     $   1,644             $   1,019



                             SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Books-A-Million, Inc. and its Subsidiaries (the "Company") for the thirteen and thirty-nine week periods ended November 2, 2002 and November 3, 2001, have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2002, included in the Company's 2002 Annual Report on Form 10-K. In the opinion of management, the financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of November 2, 2002, and the results of its operations and cash flows for the thirteen and thirty-nine week periods ended November 2, 2002 and November 3, 2001. Certain prior year amounts have been reclassified to conform to current year presentation.

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

                                                           For the Thirteen Weeks Ended
                                                                 (in thousands)
                                                        November 2, 2002   November 3, 2001
                                                        ----------------   ----------------
     Weighted average shares outstanding:
     Basic                                                   16,200            16,417
     Dilutive effect of stock options outstanding                 0                 0
                                                             ------            ------
     Diluted                                                 16,200            16,417
                                                             ======            ======

                                                         For the Thirty-Nine Weeks Ended
                                                                 (in thousands)
                                                        November 2, 2002   November 3, 2001
                                                        ----------------   ----------------
     Weighted average shares outstanding:
     Basic                                                   16,187            16,837
     Dilutive effect of stock options outstanding                 0                 0
                                                             ------            ------
     Diluted                                                 16,187            16,837
                                                             ======            ======

         Options outstanding of 2,374,108 and 2,167,020 for the thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001 were not included in the table above as they were anti-dilutive.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       DERIVATIVE AND HEDGING ACTIVITIES

         The Company is subject to interest rate fluctuations involving its credit facilities and debt related to an Industrial Development Revenue Bond (the "Bond"). However, the Company uses both fixed and variable debt to manage this exposure. On February 9, 1998, the company entered into an interest rate swap agreement with a five-year term that carries a notional principal amount of $30.0 million. The swap effectively fixes the interest rate on $30.0 million of variable rate debt at 7.41%, and expires February 2003. The Company became party to two separate $10 million swaps on July 24, 2002. Both expire August 2005 and effectively fix the interest rate on $20 million of variable debt at 5.13%. In addition, the Company entered into a $7.5 million interest rate swap in May 1996 that effectively fixes the interest rate on the Bond at 7.98%, and expires in June 2006. The counter parties to the interest rate swaps are two of the Company's primary banks. The Company believes the credit and liquidity risk of the counter parties failing to meet their obligation is remote as the Company settles its interest position with the banks on a quarterly basis.

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

         The derivative instruments were reported as a liability classified in Accrued Expenses in the accompanying condensed consolidated balance sheets at their fair value of $1.7 million and $2.0 million as of November 2, 2002 and February 2, 2002, respectively. For the thirteen weeks ended November 2, 2002 and November 3, 2001, respectively, adjustments of ($279,000) (net of tax provision of $171,000) and $545,000 (net of tax benefit of $334,000) and in the thirty-nine weeks ended November 2, 2002 and November 3, 2001, respectively, adjustments of ($170,000) (net of tax provision of $104,000) and $1,451,000 (net of tax benefit of $889,000) were recorded as unrealized gains or losses in accumulated other comprehensive income (loss) and are detailed in note 4 below.

4.       COMPREHENSIVE INCOME (LOSS)


         Comprehensive income (loss) is net income or loss, plus certain other items that are recorded directly to stockholders' investment. The only such items currently applicable to the Company are the unrealized gains (losses) on the derivative instruments explained in Note 3, as follows:





     COMPREHENSIVE INCOME (LOSS)                                   Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                                                      (in thousands)            (in thousands)
                                                                   --------------------     -----------------------
                                                                 11/02/2002   11/03/2001   11/02/2002   11/03/2001
                                                                 ----------   ----------   ----------   ----------
      Net income (loss)                                           ($2,423)     ($1,866)     ($3,456)     ($2,957)
                                                                  -------      -------      -------      -------

      Cumulative effect of accounting change for derivatives
      instruments, net of deferred tax provision (benefit)
      of ($285)                                                      --           --           --           (465)
                                                                  -------      -------      -------      -------
      Unrealized gains (losses) on derivative instruments,
      net of deferred tax provision (benefit) for the
      thirteen week periods of $171 and ($334), respectively,
      and the thirty-nine week periods of $104 and ($604),
      respectively                                                    279         (545)         170         (986)
                                                                  -------      -------      -------      -------

      Total comprehensive income (loss)                           ($2,144)     ($2,411)     ($3,286)     ($4,408)
                                                                  =======      =======      =======      =======

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

6.       GOODWILL


         During fiscal 2002, goodwill was amortized on a straight-line basis over its estimated periods to be benefited. On February 3, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", in its entirety. Pursuant to such adoption, the Company did not amortize any goodwill during fiscal 2003. The Company has recorded amortization expense on goodwill of approximately $43,000 for fiscal 2000, 2001 and 2002. The amount of amortization expense that would have been recorded in future years if SFAS No. 142 was not adopted on February 3, 2002 would be approximately $43,000 per year through fiscal 2034.


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

                                    BOOKS-A-MILLION, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                 (UNAUDITED)


SEGMENT INFORMATION (IN THOUSANDS)                 Thirteen Weeks Ended                       Thirty-Nine Weeks Ended
                                                   --------------------                       -----------------------
                                          November 2, 2002      November 3, 2001      November 2, 2002      November 3, 2001
                                        -------------------   -------------------   --------------------   -------------------
NET SALES
        Electronic Commerce Trade ....       $   5,968             $   5,449             $  17,110             $  14,964

        Retail Trade .................          95,942                96,086               299,052               294,633

        Intersegment Sales Elimination          (4,716)               (3,723)              (13,123)              (10,284)
                                             ---------             ---------             ---------             ---------

          Net Sales ..................       $  97,194             $  97,812             $ 303,039             $ 299,313
                                             =========             =========             =========             =========

OPERATING LOSS

        Electronic Commerce Trade ....       $    (224)            $    (356)            $    (621)            $  (1,155)

        Retail Trade .................          (2,436)               (1,565)               (1,808)                 (134)

        Intersegment Elimination of ..              26                    43                    63                    61
        Certain Costs                        ---------             ---------             ---------             ---------

        Total Operating Loss .........       $  (2,634)            $  (1,878)            $  (2,366)            $  (1,228)
                                             =========             =========             =========             =========

                                          November 2, 2002      February 2, 2002
                                        -------------------   -------------------
ASSETS

         Electronic Commerce Trade ....           1,927                 1,939

         Retail Trade .................         330,372               293,130

         Intersegment Asset Elimination            (585)                 (648)
                                              ---------             ---------

            Total Assets ..............       $ 331,714             $ 294,421
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

GENERAL

         The Company was founded in 1917 and currently operates 209 retail bookstores, including 163 superstores, concentrated in the southeastern United States.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net sales decreased 0.6% to $97.2 million in the thirteen weeks ended November 2, 2002, from $97.8 million in the thirteen weeks ended November 3, 2001. Net sales increased 1.2% to $303.0 million in the thirty-nine weeks ended November 2, 2002, from $299.3 million in the thirty-nine weeks ended November 3, 2001. The increase in net sales for the thirty-nine weeks resulted from six superstores opened in the first three quarters of fiscal 2003. In addition, the Company opened eighteen new stores, acquired from Crown Books Company, that started operations in the middle part of the first quarter of fiscal 2002.

         Comparable store sales in the third quarter decreased 2.6% when compared with the same 13-week period for the prior year. Comparable store sales for all book categories increased 1.6 % for the quarter. In the thirty-nine week period ended November 2, 2002, comparable store sales decreased 1.5% when compared with the same period last year. Comparable store sales for all book categories, however, increased 1.6%. The decrease in non-book sales was driven by lower music sales (a discontinued line of merchandise) combined with lower magazine and gift sales versus last year's strong sales of products related to September 11.

         Gross profit decreased 6.5% to $22.6 million in the thirteen weeks ended November 2, 2002 when compared with the same thirteen week period for the prior year. For the thirty-nine weeks ended November 2, 2002, gross profit decreased 1.2% to $75.6 million from $76.5 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended November 2, 2002 was 23.3% versus 24.7% in the same period last year. Gross profit as a percentage of net sales for the thirty-nine weeks ended November 2, 2002 was 24.9% versus 25.6% in the same period last year. The decrease in gross profit stated as a percent to sales was primarily due to higher occupancy costs as a percentage of sales.

         Operating, selling and administrative expenses decreased 4.6% to $21.1 million from $22.2 million in the thirteen week period ended November 2, 2002 compared to the same period last year, and in the thirty-nine weeks ended November 2, 2002, operating, selling and administrative expenses decreased 0.3% to $65.9 million from $66.1 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended November 2, 2002 decreased to 21.8% from 22.7% in the same period last year. For the thirty-nine week period, operating, selling and administrative expenses as a percentage of net sales decreased to 21.7% from 22.1% in the same period last year. The decrease in operating, selling and administrative expenses stated as a percent to sales was primarily due to strong expense controls in both corporate and store selling expenses.

         Depreciation and amortization increased 5.3% to $4.1 million in the thirteen weeks ended November 2, 2002, from $3.9 million in the thirteen weeks ended November 3, 2001, and in the thirty-nine week period depreciation and amortization increased 3.5% to $12.1 million from $11.7 million in the same period last year. The increase in depreciation and amortization is primarily the result of the increased number of superstores operated by the Company.

         Interest expense was $1.3 million in the thirteen weeks ended November 2, 2002 versus $1.1 million in the same period last year. The increase is due to higher average debt versus last year. In the thirty-nine weeks ended November 2, 2002, interest expense was $3.2 million versus $3.5 million in the same period last year. The decrease is due to lower interest rates versus last year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         During the first thirty-nine weeks of fiscal 2003, the Company's cash requirements have been funded with cash from operations and with borrowings under the Company's credit facilities. Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

         In July 2002, the Company entered into a revolving credit facility that allows borrowings up to $100.0 million, for which no principal repayments are due until the facility expires on July 1, 2005. As of November 2, 2002, $67.0 million was outstanding under these facilities combined. Additionally, as of November 2, 2002, the Company has outstanding borrowings associated with the issuance of an industrial revenue bond totaling $7.5 million.

         The Company's capital expenditures totaled $12.0 million in the first thirty-nine weeks of fiscal 2003. These expenditures were primarily used for new store openings, renovation and improvements to existing stores and investment in management information systems. Management estimates that capital expenditures for the remainder of fiscal 2003 will be approximately $4.5 million and that such amounts will be used primarily for new stores, renovation and improvements to existing stores, and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 2003.

         The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at November 2, 2002 (in thousands):

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS

                            Total        FY 2003       FY 2004       FY 2005       FY 2006       FY 2007
                            -----        -------       -------       -------       -------       -------
Notes payable ......      $    320      $    233      $     87      $      0      $      0      $      0

Long-term debt -
revolving
credit facility  ...        67,040          --            --            --          67,040          --


Long-term debt
-industrial
revenue bond   .....         7,500          --            --           7,500          --            --
                          --------      --------      --------      --------      --------      --------
Subtotal of debt ...        74,860           233            87         7,500        67,040             0

Operating leases ...       101,116         7,512        27,781        25,500        22,752        17,571
                          --------      --------      --------      --------      --------      --------
Total of obligations      $175,976      $  7,745      $ 27,868      $ 33,000      $ 89,792      $ 17,571
                          ========      ========      ========      ========      ========      ========

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

         The Company purchases a portion of its inventories for resale from related parties; such purchases were $25.3 million in the thirty-nine weeks ended November 2, 2002, versus $28.9 million in the thirty-nine weeks ended November 3, 2001. The decrease in related party purchases is primarily due to lower purchases of music merchandise. The Company sells a portion of its inventories to related parties; such sales amounted to $0 and $1.7 million in the thirty-nine weeks ended November 2, 2002 and November 3, 2001, respectively. This decrease in related party sales is mostly due to the decision to significantly reduce bargain books commerce with related parties. Management believes the terms of these related party transactions are substantially equivalent to those available from unrelated parties and, therefore, have no significant impact on gross profit.

FINANCIAL POSITION

         During the thirty-nine weeks ended November 2, 2002, the Company opened six superstores and closed one Bookland store. Inventory and debt balances at November 2, 2002 increased as compared to February 2, 2002 due to seasonal fluctuations in inventory levels.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to interest rate fluctuations involving its credit facilities. The average amount of debt outstanding under the Company's credit facilities was $63.4 million during fiscal 2002. However, the Company utilizes both fixed and variable debt to manage this exposure. On February 9, 1998, the Company entered into an interest rate swap agreement, with a five-year term, which carries a notional principal amount of $30.0 million. The swap effectively fixes the interest rate on $30.0 million of variable rate debt at 7.41%. The swap agreement expires on February 11, 2003. The Company became party to two separate $10 million swaps on July 24, 2002. Both expire August 2005 and effectively fix the interest rate on $20 million of variable debt at 5.13%. Also, on May 14, 1996, the Company entered into an interest rate swap agreement, with a ten- year term, which carries a notional principal amount of $7.5 million. The swap effectively fixes the interest rate on $7.5 million of variable rate debt at 7.98%. The swap agreement expires on June 7, 2006. The counter parties to the interest rate swaps are parties to the Company's revolving credit facilities. The Company believes the credit and liquidity risk of the counter parties failing to meet their obligations is remote as the Company settles its interest position with the banks on a quarterly basis.

                             CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                              BOOKS-A-MILLION, INC.


   Date: December 17, 2002               by:/s/ Clyde B. Anderson
                                         ------------------------
                                         Clyde B. Anderson
                                         Chief Executive Officer


   Date: December 17, 2002             by:/s/ Richard S. Wallington
                                       ----------------------------
                                       Richard S. Wallington
                                       Chief Financial Officer


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


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002
                                                          /s/ Clyde B. Anderson
                                                         -----------------------
                                                         Clyde B. Anderson
                                                         Chief Executive Officer



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


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002
                                                       /s/ Richard S. Wallington
                                                       -------------------------
                                                       Richard S. Wallington
                                                       Chief Financial Officer