Form 10-Q/A
period 2002-05-04
BOOKS A MILLION INC
filed 2003-05-02
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

(MARK ONE)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934.

          For the quarterly period ended:  May 4, 2002
                                           -----------

                                     - OR -

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


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

                                    Yes  X    No
                                       -----     -----

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of June 6, 2002 were 18,208,043 shares.

EXPLANATORY NOTE:

This amendment on Form 10-Q/A amends the Company's quarterly report on Form 10-Q for the period ended May 4, 2002, as initially filed with the Securities and Exchange Commission on June 18, 2002, and is being filed to reflect the restatement of the Company's condensed consolidated financial statements. The significant effects of this restatement on the financial statements are presented in Notes 10 and 11 to the condensed consolidated financial statements. This amendment incorporates certain revisions to historical financial data and related descriptions, but is not intended to update other information presented in this quarterly report as originally filed, except where specifically noted.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                                         PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (UNAUDITED)

     Condensed Consolidated Balance Sheets, as restated                                                   3

     Condensed Consolidated Statements of Operations, as restated                                         4

     Condensed Consolidated Statements of Cash Flows, as restated                                         5

     Notes to Condensed Consolidated Financial Statements                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                        13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                       17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                18

Item 2.  Changes in Securities                                                                            18

Item 3.  Defaults Upon Senior Securities                                                                  18

Item 4.  Submission of Matters of Vote of Security-Holders                                                18

Item 5.  Other Information                                                                                18

Item 6.  Exhibits and Reports on Form 8-K                                                                 19

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                      MAY 4, 2002             FEBRUARY 2, 2002

ASSETS                                                                                AS RESTATED                AS RESTATED
CURRENT ASSETS:                                                                  (SEE NOTES 10 AND 11)          (SEE NOTE 10)
                                                                                  --------------------      --------------------

   Cash and cash equivalents                                                      $              5,294      $              5,212
   Accounts receivable, net                                                                      8,512                     8,040
   Related party accounts receivable, net                                                          763                       967
   Inventories                                                                                 226,520                   210,853
   Prepayments and other                                                                         5,003                     5,680
   Deferred income taxes                                                                         6,388                     5,530
                                                                                  --------------------      --------------------
       TOTAL CURRENT ASSETS                                                                    252,480                   236,282
                                                                                  --------------------      --------------------

PROPERTY AND EQUIPMENT:
   Gross property and equipment                                                                146,481                   145,428
   Less accumulated depreciation and amortization                                               92,580                    88,712
                                                                                  --------------------      --------------------
       NET PROPERTY AND EQUIPMENT                                                               53,901                    56,716
                                                                                  --------------------      --------------------

OTHER ASSETS:
   Goodwill, net                                                                                 1,368                     1,368
   Other                                                                                           434                       492
                                                                                  --------------------      --------------------
       TOTAL OTHER ASSETS                                                                        1,802                     1,860
                                                                                  --------------------      --------------------
       TOTAL ASSETS                                                               $            308,183      $            294,858
                                                                                  ====================      ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                               $             92,418      $             97,523
   Related party accounts payable                                                                7,063                     5,661
   Accrued expenses                                                                             20,437                    24,442
   Accrued income taxes                                                                            544                     2,674
   Current portion of long-term debt                                                            24,207                       499
                                                                                  --------------------      --------------------
       TOTAL CURRENT LIABILITIES                                                               144,669                   130,799
                                                                                  --------------------      --------------------

LONG TERM DEBT                                                                                  39,485                    38,846
                                                                                  --------------------      --------------------
DEFERRED INCOME TAXES                                                                            1,922                     1,843
                                                                                  --------------------      --------------------
OTHER LONG-TERM LIABILITIES                                                                      1,835                     2,032
                                                                                  --------------------      --------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares                                                --                        --
   authorized, no shares outstanding
   Common stock, $.01 par value, 30,000,000 shares authorized, 18,208,543 and
   18,138,963 shares issued and outstanding
   at May 4, 2002 and February 2, 2002, respectively                                               182                       181
   Additional paid-in capital                                                                   70,844                    70,719
   Less treasury stock, at cost; 2,010,050 shares at May 4,                                     (5,271)                   (5,271)
   2002 and February 2, 2002
   Accumulated other comprehensive loss                                                         (1,097)                   (1,217)
   Retained earnings                                                                            55,614                    56,926
                                                                                  --------------------      --------------------
       TOTAL STOCKHOLDERS' EQUITY                                                              120,272                   121,338
                                                                                  --------------------      --------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $            308,183      $            294,858
                                                                                  ====================      ====================



                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                  THIRTEEN WEEKS ENDED
                                                                     -----------------------------------------------
                                                                          MAY 4, 2002               MAY 5, 2001
                                                                          AS RESTATED               AS RESTATED
                                                                     (SEE NOTES 10 AND 11)         (SEE NOTE 10)
                                                                     ---------------------      --------------------

NET SALES                                                             $            101,311      $             97,580
   Cost of products sold (including warehouse
   distribution and store occupancy costs) (1)                                      73,681                    71,187
                                                                      --------------------      --------------------
GROSS PROFIT                                                                        27,630                    26,393
   Operating, selling and administrative expenses                                   22,878                    21,841
   Depreciation and amortization                                                     3,998                     3,877
                                                                      --------------------      --------------------
OPERATING INCOME                                                                       754                       675

   Interest expense, net                                                               934                     1,267
                                                                      --------------------      --------------------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN                         (180)                     (592)
ACCOUNTING PRINCIPLE
   Income taxes benefit                                                                (69)                     (225)
                                                                      --------------------      --------------------
Loss before cumulative effect of a change in accounting principle                     (111)                     (367)
Cumulative effect of a change in accounting principle, net of                       (1,201)                       --
deferred income tax benefit of $ 736
                                                                      --------------------      --------------------
NET LOSS                                                              $             (1,312)     $               (367)
                                                                      ====================      ====================

NET LOSS PER COMMON SHARE:
BASIC:
    LOSS BEFORE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE            $              (0.01)     $              (0.02)
    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                            (0.07)                       --
                                                                      --------------------      --------------------
    NET LOSS                                                          $              (0.08)     $              (0.02)
                                                                      ====================      ====================
    WEIGHTED AVERAGE NUMBER OF  SHARES OUTSTANDING - BASIC                          16,162                    17,321
                                                                      ====================      ====================
DILUTED:
    LOSS BEFORE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE            $              (0.01)     $              (0.02)
    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                            (0.07)                       --
                                                                      --------------------      --------------------
    NET LOSS                                                          $              (0.08)     $              (0.02)
                                                                      ====================      ====================
    WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED                         16,162                    17,321
                                                                      ====================      ====================

PROFORMA AMOUNTS ASSUMING CHANGE IN ACCOUNTING PRINCIPLE IS
APPLIED RETROACTIVELY:
  NET LOSS                                                                                      $               (129)
                                                                                                ====================
  NET LOSS PER SHARE - BASIC                                                                                   (0.01)
                                                                                                ====================
  NET LOSS PER SHARE - DILUTED                                                                  $              (0.01)
                                                                                                ====================


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

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                                                           THIRTEEN WEEKS ENDED
                                                               ------------------------------------------------
                                                                    MAY 4, 2002                MAY 5, 2001
                                                                    AS RESTATED                AS RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:                          (SEE NOTES 10 AND 11)          (SEE NOTE 10)
                                                               ---------------------      ---------------------

   Net loss                                                    $              (1,312)     $                (367)
                                                               ---------------------      ---------------------
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Cumulative effect of a change in accounting principle                     1,201                         --
     Depreciation and amortization                                             3,998                      3,877
     Loss on disposal of property and equipment                                   --                         34
     Change in deferred income taxes                                            (117)                      (276)
     Increase in inventories                                                 (17,604)                    (8,674)
     Decrease in accounts payable                                             (4,926)                    (4,983)
     Changes in certain other assets and liabilities                          (4,565)                    (5,582)
                                                               ---------------------      ---------------------
        Total adjustments                                                    (22,013)                   (15,604)
                                                               ---------------------      ---------------------

        Net cash used in operating activities                                (23,325)                   (15,971)
                                                               ---------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (1,067)                    (1,194)
   Acquisition of stores                                                          --                     (6,532)
   Proceeds from sale of equipment                                                 1                         10
                                                               ---------------------      ---------------------
        Net cash used in investing activities                                 (1,066)                    (7,716)
                                                               ---------------------      ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                         60,879                     58,717
   Repayments under credit facilities                                        (36,532)                   (33,759)
   Proceeds from sale of common stock, net                                       126                         84
   Purchase of treasury stock                                                     --                     (1,267)
                                                               ---------------------      ---------------------
        Net cash provided by financing activities                             24,473                     23,775
                                                               ---------------------      ---------------------

Net increase in cash and cash equivalents                                         82                         88
Cash and cash equivalents at beginning of period                               5,212                      5,124
                                                               ---------------------      ---------------------

Cash and cash equivalents at end of period                     $               5,294      $               5,212
                                                               =====================      =====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the quarter for:
            Interest                                           $                 860      $                 692
            Income taxes, net of refunds                       $               1,884      $               1,173


                             SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Books-A-Million, Inc. and its subsidiaries (the "Company") for the thirteen week periods ended May 4, 2002 and May 5, 2001, have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company's most recently available annual report. In the opinion of management, the financial statements included herein contain all adjustments (consisting only of normal recurring adjustments, except for the restatement and change in accounting principle as discussed in Note 10 and Note 11, respectively) considered necessary for a fair presentation of the Company's financial position as of May 4, 2002, and the results of its operations and cash flows for the thirteen week periods ended May 4, 2002 and May 5, 2001. Certain prior year amounts have been reclassified to conform to current year presentation.

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

2.  NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per share ("EPS") is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS has been computed based on the average number of shares outstanding including the effect of outstanding stock options, if dilutive, in each respective thirteen week period. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:


                                                 For the Thirteen Weeks Ended
                                                       (in thousands)

                                                 May 4, 2002       May 5, 2001
                                                 ------------     ------------

Weighted average shares outstanding:
Basic                                                  16,162           17,321
Dilutive effect of stock options outstanding                0                0
                                                 ------------     ------------
Diluted                                                16,162           17,321
                                                 ============     ============

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

         The derivative instruments are a liability classified as Other Long-Term Liabilities in the accompanying condensed consolidated balance sheets at their fair value of $1.8 million and $2.0 million as of May 4, 2002 and February 2, 2002, respectively. For the quarter, adjustments of $0.1 million (net of tax of $73,000) were recorded as unrealized gains in accumulated other comprehensive income (loss) and are detailed in Note 4 below.

4.  COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is net income or loss, plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to the Company are the unrealized gains (losses) on the derivative instruments explained in Note 3, as follows:

COMPREHENSIVE INCOME (LOSS)


                                                                                    Thirteen Weeks Ended
                                                                                      (in thousands)
                                                                               May 4, 2002        May 5, 2001
                                                                               ------------      ------------

Net loss                                                                       $     (1,312)     $       (367)

Cumulative effect of accounting change for derivatives instruments, net of
deferred tax benefit of $0 and $283                                                      --              (465)

Unrealized gains (losses) on derivative instruments, net of deferred tax
provision (benefit) of $73 and ($180)                                                   120              (296)
                                                                               ------------      ------------
Total comprehensive loss                                                             (1,192)     $     (1,128)
                                                                               ============      ============

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


7.  ACQUISITION OF STORES

         During March 2001, the Company acquired inventory and lease-rights of eighteen stores from Crown Books Corporation for $6.5 million (which was allocated predominantly to inventories). The stores are located in the Chicago, Illinois and Washington, D.C. metropolitan areas. The results of operations for these stores were reflected in the consolidated financial statements beginning in the first quarter of fiscal 2002. Pro-forma information is not presented as it would not differ materially from the actual reflected results


8.   BUSINESS SEGMENTS

         The Company has two reportable segments: retail trade and electronic commerce trade. The retail trade segment is a strategic business segment that is engaged in the retail trade of mostly book merchandise and includes the Company's distribution center operations, which predominantly supplies merchandise to the Company's retail stores. The electronic commerce trade segment is a strategic business segment that transacts business over the internet and is managed separately due to divergent technology and marketing requirements.

         The accounting policies of the segments are substantially the same as those described in the Company's most recently available Annual Report. The Company evaluates performance of the segments based on profit and loss from operations before interest and income taxes. Certain inter-segment cost allocations have been made based upon consolidated and segment revenues.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




SEGMENT INFORMATION (IN THOUSANDS)



                                                                 Thirteen Weeks Ended

      NET SALES                                              May 4, 2002        May 5, 2001
                                                            -------------      -------------

              Retail Trade                                  $      99,727      $      96,147

              Electronic Commerce Trade                             5,870              4,931

              Inter-segment Sales Elimination                      (4,286)            (3,498)
                                                            -------------      -------------

               Net Sales                                    $     101,311      $      97,580
                                                            =============      =============

      OPERATING INCOME (LOSS)

              Retail Trade                                  $         969      $       1,163

              Electronic Commerce Trade                              (243)              (460)

              Inter-segment Elimination of
              Certain Costs                                            28                (28)
                                                            -------------      -------------

              Total Operating Income                        $         754      $         675
                                                            =============      =============




                                                               As of               As of
      ASSETS                                                 May 4, 2002      February 2, 2002
                                                            -------------     ----------------

              Retail Trade                                  $     306,868      $     293,567

              Electronic Commerce Trade                             1,920              1,939

              Inter-segment Asset Elimination                        (605)              (648)
                                                            -------------      -------------

                Total Assets                                $     308,183      $     294,858
                                                            =============      =============

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.  RECENT ACCOUNTING PRONOUNCEMENTS

         During 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 related to obligations which generally are incurred in connection with the ownership of real property. The Company currently leases the substantial majority of our real property and, therefore, the provisions of SFAS No. 143 do not apply to our current operations.

         SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations and Transactions"--"Reporting the Effects of Disposal of a Segment of a Business," and "Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS No. 143 and SFAS No. 144 on February 3, 2002, which did not have a material impact on financial condition, results of operations or cash flows.


10.  RESTATEMENT

         Subsequent to the issuance of the Company's quarterly fiscal 2003 financial statements and fiscal 2002 annual financial statements, the Company determined that it was necessary to restate its fiscal 2003 quarterly filings and its fiscal 2002 annual financial statements to adjust the accounting treatment of its Millionaire's Club Card. As a result, the Company now defers and amortizes the revenue from its Millionaire's Club Card based upon the historical usage of the card over the 12-month life. Related deferred revenue is included in accrued expenses. Such revenue was previously recorded when received from the customer.

         The Company has also reclassified certain vendor allowances of $1,164,000 and $851,000 for the first quarter of fiscal year 2003 and 2002, respectively, previously reported as a reduction of selling expenses, to reduce cost of products sold.

         The accompanying consolidated financial statements have also been restated to reflect the adoption of EITF No. 02-16 as if this cumulative effect of the change had been previously presented in the first quarter of fiscal 2003 as discussed in Note 11.

         The following are reconciliations of the Company's balance sheet amounts and results of operations from financial statements previously filed (after certain reclassifications) to the restated and condensed consolidated financial statements (in thousands, except per share amounts):

CONDENSED CONSOLIDATED BALANCE SHEET AS OF MAY 4, 2002



                                                    AS PREVIOUSLY REPORTED,
                                                         AFTER CERTAIN
                                                       RECLASSIFICATIONS       ADJUSTMENTS         AS RESTATED

INVENTORIES (ASSET) (1)                                 $     228,163          $   (1,643)         $   226,520

DEFERRED INCOME TAXES (ASSET) (1)                               5,172               1,216                6,388

ACCRUED EXPENSES                                               18,881               1,556               20,437

RETAINED EARNINGS                                        $     57,597          $   (1,983)         $    55,614


(1) THE ADJUSTMENTS ASSOCIATED WITH THESE CAPTIONS INCLUDE THE IMPACT OF THE CHANGE IN ACCOUNTING PRINCIPLE DISCUSSED IN NOTE 11.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


CONDENSED CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 2, 2002



                                           AS PREVIOUSLY REPORTED,
                                                AFTER CERTAIN            ADJUSTMENTS                AS RESTATED
                                              RECLASSIFICATIONS

DEFERRED INCOME TAXES  (ASSET)               $      4,894               $        636                $      5,530

ACCRUED EXPENSES                                   22,769                      1,673                      24,442

RETAINED EARNINGS                            $     57,963               $     (1,037)               $     56,926

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MAY 4, 2002


                                                                     AS PREVIOUSLY
                                                                     REPORTED, AFTER     ADJUSTMENTS      AS RESTATED
                                                                         CERTAIN
                                                                    RECLASSIFICATIONS


NET SALES                                                               $   101,176          $   135       $   101,311

COST OF PRODUCTS SOLD, INCLUDING  WAREHOUSE DISTRIBUTION AND                 75,007           (1,326)           73,681

STORE OCCUPANCY COSTS (1)

GROSS PROFIT                                                                 26,169            1,461            27,630

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES                               21,827            1,051            22,878

OPERATING INCOME                                                                344              410               754

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN

ACCOUNTING PRINCIPLE                                                           (590)             410              (180)

INCOME TAXES BENEFIT  (1)                                                      (224)             155               (69)

LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                                                      (366)             255              (111)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (1)                         -           (1,201)           (1,201)

NET LOSS                                                                       (366)            (946)           (1,312)

NET LOSS PER SHARE - BASIC:

LOSS BEFORE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                        (0.02)            0.01             (0.01)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE  (1)                        -            (0.07)            (0.07)

NET LOSS                                                                      (0.02)           (0.06)            (0.08)

NET LOSS PER SHARE - DILUTED:

INCOME (LOSS) BEFORE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                                                     (0.02)            0.01             (0.01)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (1)                         -            (0.07)            (0.07)

NET LOSS                                                                $     (0.02)        $  (0.06)       $    (0.08)



(1) THE ADJUSTMENTS ASSOCIATED WITH THESE CAPTIONS INCLUDE THE IMPACT OF THE CHANGE IN ACCOUNTING PRINCIPLE DISCUSSED IN NOTE 11.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MAY 5, 2001



                                                                      AS PREVIOUSLY
                                                                     REPORTED, AFTER
                                                                         CERTAIN
                                                                    RECLASSIFICATIONS         ADJUSTMENTS            AS RESTATED

NET SALES                                                              $     97,490           $         90          $     97,580
COST OF PRODUCTS SOLD, INCLUDING  WAREHOUSE DISTRIBUTION                     72,004                   (817)               71,187
AND STORE OCCUPANCY COSTS

GROSS PROFIT                                                                 25,486                    907                26,393

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES                               21,011                    830                21,841

OPERATING INCOME                                                                598                     77                   675

LOSS BEFORE INCOME TAXES                                                       (669)                    77                  (592)

INCOME TAXES BENEFIT                                                           (254)                    29                  (225)

NET LOSS                                                                       (415)                    48                  (367)

NET LOSS PER SHARE - BASIC                                                    (0.02)                    --                 (0.02)

NET LOSS PER SHARE - DILUTED                                           $      (0.02)          $         --          $      (0.02)


11.  CHANGE IN ACCOUNTING PRINCIPLE

         The Company receives allowances from its vendors from a variety of programs and arrangements, including placement and co-operative advertising programs. In the fourth quarter of fiscal 2003, effective February 3, 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor," which addresses the accounting for vendor allowances. The accompanying consolidated financial statements have been restated to reflect the adoption of EITF No. 02-16 as if this cumulative effect of the change had been previously presented in the first quarter of fiscal 2003. As a result of the adoption of this statement, vendor allowances in excess of direct costs are reflected as a reduction of inventory costs and recognized in costs of products sold upon the sale of the related inventory. The adoption of EITF No. 02-16 is reflected as a cumulative effect of a change in accounting principle as of February 3, 2002 of approximately $1.2 million, net of deferred income tax benefit of $736,000, or $0.07 per diluted share. This change increased net earnings before cumulative effect of change in accounting principle by $182,000 ($0.01 per basic and diluted share) for the thirteen weeks ended May 4, 2002. The Company previously recognized these vendor allowances over the period covered by the vendor arrangement.

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

         The Company determined that it was necessary to restate its fiscal 2002 financial statements to adjust the accounting treatment of its Millionaire's Club Card. As a result, the Company now defers and amortizes the revenue from its Millionaire's Club Card based upon the historical usage of the card over the 12-month life. Such revenue was previously recorded when received from the customer. Additional information related to the restatement of the consolidated financial statements is included in Note 10. The following discussion and analysis gives effect to the restatement.

         Effective February 3, 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which addresses the accounting for vendor allowances. The accompanying condensed consolidated financial statements have also been restated to reflect the adoption of EITF No. 02-16 as if this cumulative effect of a change in accounting principle had been previously presented in the first quarter of fiscal 2003, as discussed in Note 11.


CRITICAL ACCOUNTING POLICIES


Inventories


         Physical inventories are taken throughout the course of the fiscal period. Store inventory counts are performed by an independent inventory service while warehouse inventory counts are performed internally. All physical inventory counts are reconciled to the Company's records. The Company's accrual for inventory shortages is estimated based upon historical inventory shortage results.


         Cost is assigned to store and warehouse inventories using the retail inventory method. Using this method, store and warehouse inventories are valued by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail method is an averaging method that is widely used within the retail industry. This methodology requires certain significant management estimates and judgments involving markdowns, the allocation of vendor allowances and shrinkage. These practices affect ending inventories at cost as well as the resulting gross margins and inventory turnover ratios.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


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


RESULTS OF OPERATIONS

         Net sales increased 3.8 % to $101.3 million in the thirteen weeks ended May 4, 2002, from $97.6 million in the thirteen weeks ended May 5, 2001. The increase in net sales resulted from two superstores and four newsstands opened after the first quarter of fiscal 2002 combined with one superstore opened in the first quarter of fiscal 2003. In addition, the Company opened eighteen new stores, acquired from Crown Books Company, that started operations in the middle part of the first quarter of fiscal 2002.

         Comparable store sales in the first quarter decreased 0.7 % when compared with the 13-week period for the prior year. Comparable store sales for all book categories increased 3.1 % for the quarter. The decrease in non-book sales, driven by the decision to discontinue the sale of music in all stores and by the strong sales in the collector's category in the prior year, contributed to the overall decrease in total comparable store sales for the quarter.

         Gross profit increased $1.2 million or 4.7 % to $27.6 million in the thirteen weeks ended May 4, 2002 from $26.4 million in the thirteen weeks ended May 5, 2001. Gross profit as a percentage of net sales for the thirteen weeks ended May 4, 2002 was 27.3 % versus 27.1% in the same period last year. The increase in gross profit stated as a percent to sales was primarily due to reduced warehouse processing costs as a percent to sales.

         Operating, selling and administrative expenses increased $1.1 million or 4.8 % to $22.9 million in the thirteen weeks ended May 4, 2002, from $21.8 million in the thirteen weeks ended May 5, 2001. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended May 4, 2002, were 22.6% versus 22.4% in the same period last year. The slight increase as a percent to sales was due to higher selling costs.

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

         Effective February 3, 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor," which addresses the accounting for vendor allowances. The adoption of this accounting principle resulted in a cumulative after-tax reduction to net income of $1.2 million, or $0.07 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         During the first thirteen weeks of fiscal 2003, the Company's cash requirements have been funded with net cash from operations and with borrowings under the Company's credit facilities. Similar to many retailers, the Company's business is seasonal, with its highest retail sales, gross profits and net income traditionally occurring during the fourth fiscal quarter, reflecting the increased demand for books and gifts during the year-end, holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company's business.

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

         The Company's capital expenditures totaled $1.1 million in the first 13 weeks of fiscal 2003. These expenditures were primarily used for new store openings, renovation and improvements to existing stores and investment in management information systems. Management estimates that capital expenditures for the remainder of fiscal 2003 will be approximately $17.2 million and that such amounts will be used primarily for new stores, renovation and improvements to existing stores, and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 2003.

         The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at May 4, 2002 (in thousands):

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS


                                Total       FY 2003     FY 2004     FY 2005     FY 2006     FY 2007    Thereafter
                               --------     -------     -------     -------     -------     -------    ----------

Notes payable                  $    607     $   407     $   200     $    --     $    --     $    --     $    --

Long-term debt - working
capital line of credit (1)        3,585       3,585          --          --          --          --          --

Long-term debt - revolving
credit facility (1)              52,000          --      52,000          --          --          --          --

Long-term debt -
industrial
revenue bond                      7,500          --          --          --       7,500          --          --

Subtotal of debt                 63,692       3,992      52,200          --       7,500          --          --

Operating leases                145,398      22,181      26,868      24,525      21,594      16,334      33,896

Total of obligations           $209,090     $26,173     $79,068     $24,525     $29,094     $16,334     $33,896



(1) Although the amounts outstanding are not contractually due until fiscal 2004, the Company has classified the portion anticipated to be paid within the next year as current portion of long-term debt.

RELATED PARTY ACTIVITIES

         Certain stockholders and directors (including certain officers) of the Company have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities ("related parties") are summarized in the following paragraph.

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

                  None

ITEM 3:  Defaults Upon Senior Securities

                  None

ITEM 4:  Submission of Matters of Vote of Security-Holders

     -   Date of Meeting - June 6, 2002
     -   Annual Meeting
     -   Name of each director elected at meeting:
              Terry C. Anderson
     - Name of each director whose term of office as director continued after the meeting:
             Charles C. Anderson
             Clyde B. Anderson
             Ronald G. Bruno
             J. Barry Mason
             William H. Rodgers, Jr.

     -   Other matters voted on at Annual Meeting
             i) To approve the First Amendment to the Amended and Restated Employee Stock Purchase Plan increasing the number of shares authorized for purchase by employees from 200,000 to a maximum of 400,000.

     -   Results of votes:

                                                                     Number of
            Election of            Number of Votes Cast For       Votes Cast Against    Number of Votes Abstaining
            -----------            ------------------------       -------------------   --------------------------

         Terry C. Anderson                15,331,773                    239,985                           0
          Item i.) above                  15,257,467                    284,466                      29,825


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

                  The Company filed two current reports on Form 8-K before the filing of the first quarter of fiscal 2003 Form 10-Q as follows:

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



                                            BOOKS-A-MILLION, INC.



   Date: May 2, 2003                        by: /s/ Clyde B. Anderson
                                               --------------------------------
                                               Clyde B. Anderson
                                               Chief Executive Officer



   Date: May 2, 2003                        by: /s/ Richard S. Wallington
                                               --------------------------------
                                                Richard S. Wallington
                                                Chief Financial Officer


                                 CERTIFICATIONS



I, Clyde B. Anderson, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Books-A-Million, Inc.;

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

Date: May 2, 2003

                                                      /s/ Clyde B. Anderson
                                                      -----------------------
                                                      Clyde B. Anderson
                                                      Chief Executive Officer



I, Richard S. Wallington, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Books-A-Million, Inc.;

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

Date: May 2, 2003

                                      /s/ Richard S. Wallington
                                      ----------------------------------
                                      Richard S. Wallington
                                      Chief Financial Officer