Form 10-Q/A
period 2002-08-03
BOOKS A MILLION INC
filed 2003-05-02
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended: August 3, 2002
                                                 --------------

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

                                   Yes [X] No

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of September 13, 2002 were 16,199,574 shares.

EXPLANATORY NOTE:

This amendment on Form 10-Q/A amends the Company's quarterly report on Form 10-Q for the period ended August 3, 2002, as initially filed with the Securities and Exchange Commission on September 17, 2002, and is being filed to reflect the restatement of the Company's condensed consolidated financial statements. The significant effects of this restatement on the financial statements are presented in Notes 10 and 11 to the condensed consolidated financial statements. This amendment incorporates certain revisions to historical financial data and related descriptions, but is not intended to update other information presented in this quarterly report as originally filed, except where specifically noted.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                      INDEX


                                                                         PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (UNAUDITED)

     Condensed Consolidated Balance Sheets, as restated                     3

     Condensed Consolidated Statements of Operations, as restated           4

     Condensed Consolidated Statements of Cash Flows, as restated           5

     Notes to Condensed Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 19

Item 2.  Changes in Securities                                             19

Item 3.  Defaults Upon Senior Securities                                   19

Item 4.  Submission of Matters of Vote of Security-Holders                 19

Item 5.  Other Information                                                 19

Item 6.  Exhibits and Reports on Form 8-K                                  19

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      AUGUST 3, 2002           FEBRUARY 2, 2002
                                                                        AS RESTATED               AS RESTATED
                                                                   (SEE NOTES 10 AND 11)         (SEE NOTE 10)
                                                                   ---------------------       -----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $          5,500         $          5,212
   Accounts receivable, net                                                      6,980                    8,040
   Related party accounts receivable, net                                          625                      967
   Inventories                                                                 222,029                  210,853
   Prepayments and other                                                         4,805                    5,680
   Deferred income taxes                                                         6,723                    5,530
                                                                      ----------------         ----------------
       TOTAL CURRENT ASSETS                                                    246,662                  236,282
                                                                      ----------------         ----------------

PROPERTY AND EQUIPMENT:
   Gross property and equipment                                                150,031                  145,428
   Less accumulated depreciation and amortization                               96,456                   88,712
                                                                      ----------------         ----------------
     NET PROPERTY AND EQUIPMENT                                                 53,575                   56,716
                                                                      ----------------         ----------------

OTHER ASSETS:
   Goodwill, net                                                                 1,368                    1,368
   Other                                                                           366                      492
                                                                      ----------------         ----------------
     TOTAL OTHER ASSETS                                                          1,734                    1,860
                                                                      ----------------         ----------------
     TOTAL ASSETS                                                     $        301,971         $        294,858
                                                                      ================         ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                   $         83,369         $         97,523
   Related party accounts payable                                                7,176                    5,661
   Accrued expenses                                                             24,021                   24,442
   Accrued income taxes                                                            592                    2,674
   Current portion of long-term debt                                            23,662                      499
                                                                      ----------------         ----------------
       TOTAL CURRENT LIABILITIES                                               138,820                  130,799
                                                                      ----------------         ----------------

LONG TERM DEBT                                                                  39,580                   38,846
                                                                      ----------------         ----------------
DEFERRED INCOME TAXES                                                            1,802                    1,843
                                                                      ----------------         ----------------
OTHER LONG-TERM LIABILITIES                                                      2,150                    2,032
                                                                      ----------------         ----------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares                                --                       --
   authorized, no shares outstanding
   Common stock, $.01 par value, 30,000,000 shares authorized,
   18,209,624 and 18,138,963 shares issued at August 3, 2002
   and February 2, 2002, respectively                                              182                      181
   Additional paid-in capital                                                   70,845                   70,719
   Less treasury stock, at cost; 2,010,050 shares at August 3,                  (5,271)                  (5,271)
   2002 and  February 2, 2002
   Accumulated other comprehensive loss                                         (1,326)                  (1,217)
   Retained earnings                                                            55,189                   56,926
                                                                      ----------------         ----------------
       TOTAL STOCKHOLDERS' EQUITY                                              119,619                  121,338
                                                                      ----------------         ----------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $        301,971         $        294,858
                                                                      ================         ================

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    THIRTEEN WEEKS ENDED                TWENTY-SIX WEEKS ENDED
                                                              --------------------------------    --------------------------------
                                                              AUGUST 3, 2002    AUGUST 4, 2001    AUGUST 3, 2002    AUGUST 4, 2001
                                                               AS RESTATED                        AS RESTATED
                                                              (SEE NOTES 10      AS RESTATED      (SEE NOTES 10       AS RESTATED
                                                                 AND 11)        (SEE NOTE 10)         AND 11)       (SEE NOTE 10)
                                                              --------------    --------------    --------------    --------------
NET SALES                                                     $      104,654    $      103,900    $      205,965    $      201,480

   Cost of products sold (including warehouse
   distribution and store occupancy costs) (1)                        76,441            76,151           150,122           147,338
                                                              --------------    --------------    --------------    --------------
GROSS PROFIT                                                          28,213            27,749            55,843            54,142

   Operating, selling and administrative expenses                     23,926            23,896            46,804            45,737

   Depreciation and amortization                                       3,972             3,896             7,970             7,773
                                                              --------------    --------------    --------------    --------------
OPERATING INCOME (LOSS)                                                  315               (43)            1,069               632

   Interest expense, net                                               1,000             1,142             1,934             2,409
                                                              --------------    --------------    --------------    --------------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE                                          (685)           (1,185)             (865)           (1,777)

  Income taxes benefit                                                  (260)             (450)             (329)             (675)
                                                              --------------    --------------    --------------    --------------
Loss before cumulative effect of a change in accounting
principle                                                               (425)             (735)             (536)           (1,102)
Cumulative effect of change in accounting principle, net of
deferred income tax benefit of $736                                       --                --            (1,201)               --
                                                              --------------    --------------    --------------    --------------
NET LOSS                                                      $         (425)   $         (735)   $       (1,737)   $       (1,102)
                                                              ==============    ==============    ==============    ==============

NET LOSS PER COMMON SHARE:

BASIC:

   LOSS BEFORE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE     $        (0.03)   $        (0.04)   $        (0.03)   $        (0.06)

   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                  --                --             (0.08)               --
                                                              --------------    --------------    --------------    --------------
   NET LOSS                                                   $        (0.03)   $        (0.04)   $        (0.11)   $        (0.06)
                                                              ==============    ==============    ==============    ==============
   WEIGHTED AVERAGE NUMBER OF  SHARES OUTSTANDING -
BASIC                                                                 16,199            16,773            16,181            17,047
                                                              ==============    ==============    ==============    ==============
DILUTED:

   LOSS BEFORE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE     $        (0.03)   $        (0.04)   $        (0.03)   $        (0.06)

   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                  --                --             (0.08)               --
                                                              --------------    --------------    --------------    --------------
   NET LOSS                                                   $        (0.03)   $        (0.04)   $        (0.11)   $        (0.06)
                                                              ==============    ==============    ==============    ==============
   WEIGHTED AVERAGE NUMBER OF  SHARES OUTSTANDING -
DILUTED                                                               16,199            16,773            16,181            17,047
                                                              ==============    ==============    ==============    ==============

PROFORMA AMOUNTS ASSUMING CHANGE IN ACCOUNTING
PRINCIPLE IS APPLIED RETROACTIVELY:

  NET LOSS                                                                      $         (590)                     $         (719)
                                                                                ==============                      ==============
  NET LOSS PER SHARE - BASIC                                                             (0.04)                              (0.04)
                                                                                ==============                      ==============
  NET LOSS PER SHARE - DILUTED                                                  $        (0.04)                     $        (0.04)
                                                                                ==============                      ==============

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


                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     TWENTY-SIX WEEKS ENDED
                                                            -------------------------------------
                                                                AUGUST 3, 2002     AUGUST 4, 2001
                                                                 AS RESTATED         AS RESTATED
                                                            (SEE NOTES 10 AND 11)   (SEE NOTE 10)
                                                            ---------------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                    $       (1,737)     $       (1,102)
                                                               --------------      --------------
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Cumulative effect of a change in accounting principle              1,201                  --
     Depreciation and amortization                                      7,970               7,773
     Loss on disposal of property and equipment                             1                  41
     Increase in deferred income taxes                                   (431)               (740)
     Increase in inventories                                          (13,113)             (2,076)
     Decrease in accounts payable                                     (12,639)             (6,009)
     Changes in certain other assets and liabilities                     (294)             (5,327)
                                                               --------------      --------------
        Total adjustments                                             (17,305)             (6,338)
                                                               --------------      --------------

        Net cash used in operating activities                         (19,042)             (7,440)
                                                               --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                (4,710)             (3,617)
   Acquisition of stores                                                   --              (6,532)
   Proceeds from sale of equipment                                         16                  12
                                                               --------------      --------------
        Net cash used in investing activities                          (4,694)            (10,137)
                                                               --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                 102,176              96,706
   Repayments under credit facilities                                 (78,278)            (78,112)
   Proceeds from sale of common stock, net                                126                  83
   Purchase of treasury stock                                              --              (2,258)
                                                               --------------      --------------
        Net cash provided by financing activities                      24,024              16,419
                                                               --------------      --------------

Net increase (decrease) in cash and cash equivalents                      288              (1,158)
Cash and cash equivalents at beginning of period                        5,212               5,124
                                                               --------------      --------------

Cash and cash equivalents at end of period                     $        5,500      $        3,966
                                                               ==============      ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the twenty-six week period for:
            Interest                                           $        1,787      $        1,909
            Income taxes, net of refunds                       $        1,890      $        1,069


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

                                                    For the Thirteen Weeks Ended
                                                           (in thousands)
                                                 August 3, 2002     August 4, 2001
                                                 --------------     --------------
Weighted average shares outstanding:
Basic                                                    16,199             16,773
Dilutive effect of stock options outstanding                 --                 --
                                                 --------------     --------------
Diluted                                                  16,199             16,773
                                                 ==============     ==============


                                                   For the Twenty-Six Weeks Ended
                                                           (in thousands)
                                                 August 3, 2002     August 4, 2001
                                                 --------------     --------------
Weighted average shares outstanding:
Basic                                                    16,181             17,047
Dilutive effect of stock options outstanding                 --                 --
                                                 --------------     --------------
Diluted                                                  16,181             17,047
                                                 ==============     ==============

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

         The derivative instruments are classified as Other Long-Term Liabilities in the accompanying condensed consolidated balance sheets at their fair value of $2.2 million and $1.5 million as of August 3, 2002 and February 2, 2002, respectively. For the thirteen weeks ended August 3, 2002 and August 4, 2001, respectively, adjustments of $230,000 (net of tax benefit of $141,000) and $145,000 (net of tax benefit of $90,000) and in the twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively, adjustments of $109,000 (net of tax benefit of $68,000) and $906,000 (net of tax benefit of $555,000) were recorded as unrealized gains or losses in accumulated other comprehensive income
(loss) and are detailed in Note 4 below.

4. COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is net income or loss, plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to the Company are the unrealized gains (losses) on the derivative instruments explained in Note 3, as follows:


                                                                     Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                               --------------------------------    --------------------------------
                                                                         (in thousands)                       (in thousands)
                                                               --------------------------------    --------------------------------
COMPREHENSIVE INCOME (LOSS)                                    August 3, 2002    August 4, 2001    August 3, 2002    August 4, 2001
---------------------------                                    --------------    --------------    --------------    --------------
Net loss                                                       $         (425)   $         (735)   $       (1,737)   $       (1,102)

                                                               --------------    --------------    --------------    --------------
Cumulative effect of accounting change for
derivatives instruments, net of deferred tax
benefit of ($285).                                                         --                --                --              (465)
                                                               --------------    --------------    --------------    --------------
Unrealized gains (losses) on derivative instruments, net of
deferred tax provision (benefit) for the thirteen week periods of ($141) and ($90), respectively, and the twenty-six week
periods of ($68) and ($270), respectively.                               (230)             (145)             (109)             (441)
                                                               --------------    --------------    --------------    --------------

Total comprehensive loss                                       $         (655)   $         (880)   $       (1,846)   $       (2,008)
                                                               ==============    ==============    ==============    ==============

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


7. ACQUISITION OF STORES

         During March 2001, the Company acquired inventory and lease-rights of eighteen stores from Crown Books Corporation for $6.5 million (which was allocated predominantly to inventories). The stores are located in the Chicago, Illinois and Washington, D.C. metropolitan areas. The results of operations for these stores were reflected in the consolidated financial statements beginning in the first quarter of fiscal 2002. Pro-forma information is not presented as it would not differ materially from the actual reflected results.


8. BUSINESS SEGMENTS

         The Company has two reportable segments: retail and electronic commerce trade. The retail trade segment is a strategic business segment that is engaged in the retail trade of mostly book merchandise and includes the Company's distribution center operations, which predominantly supplies merchandise to the Company's retail stores. The electronic commerce trade segment is a strategic business segment that transacts business over the internet and is managed separately due to divergent technology and marketing requirements.

         The accounting policies of the segments are substantially the same as those described in the Company's most recently available Annual Report. The Company evaluates performance of the segments based on profit and loss from operations before interest and income taxes. Certain intersegment cost allocations have been made based upon consolidated and segment revenues.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


SEGMENT INFORMATION (IN THOUSANDS)         Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                      --------------------------------    --------------------------------
NET SALES                             August 3, 2002    August 4, 2001    August 3, 2002    August 4, 2001
                                      --------------    --------------    --------------    --------------
     Retail Trade                     $      103,503    $      102,378    $      203,230    $      198,525

     Electronic Commerce Trade                 5,272             4,585            11,142             9,516

     Intersegment Sales Elimination           (4,121)           (3,063)           (8,407)           (6,561)
                                      --------------    --------------    --------------    --------------

         Total Sales                  $      104,654    $      103,900    $      205,965    $      201,480
                                      ==============    ==============    ==============    ==============

OPERATING INCOME (LOSS)

     Retail Trade                     $          460    $          251    $        1,429    $        1,414

     Electronic Commerce Trade                  (153)             (340)             (396)             (800)

     Intersegment Elimination of
     Certain Costs                                 8                46                36                18
                                      --------------    --------------    --------------    --------------

         Total Operating Income
         (Loss)                       $          315    $          (43)   $        1,069    $          632
                                      ==============    ==============    ==============    ==============


                                                                               As of             As of
ASSETS                                                                   August 3, 2002    February 2, 2002
                                                                         --------------    ----------------
     Retail Trade                                                        $      300,707    $        293,567

     Electronic Commerce Trade                                                    1,836               1,939

     Intersegment Asset Elimination                                                (572)               (648)
                                                                         --------------    ----------------

         Total Assets                                                    $      301,971    $        294,858
                                                                         ==============    ================

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

         The Company has also reclassified certain vendor allowances totaling $1,234,000 and $1,078,000 for the thirteen weeks ended August 3, 2002 and August 4, 2001, respectively, previously reported as a reduction of selling expenses, to reduce cost of products sold. For the twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively, the Company reclassified certain vendor allowances totaling $2,398,000 and $1,929,000, previously reported as a reduction of selling expenses, to reduce cost of products sold.

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

CONDENSED CONSOLIDATED BALANCE SHEET AS OF AUGUST 3, 2002

                                                   AS PREVIOUSLY
                                              REPORTED, AFTER CERTAIN
                                                 RECLASSIFICATIONS        ADJUSTMENTS         AS RESTATED
                                              -----------------------     -----------         -----------
INVENTORIES (ASSET) (1)                               $   223,269         $    (1,240)        $   222,029

DEFERRED INCOME TAXES  (ASSET) (1)                          5,656               1,067               6,723

ACCRUED EXPENSES                                           22,453               1,568              24,021

RETAINED EARNINGS                                     $    56,930         $    (1,741)         $   55,189

(1) The adjustments associated with these captions include the impact of the change in accounting principle discussed in Note 11.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 2, 2002

                                                   AS PREVIOUSLY
                                              REPORTED, AFTER CERTAIN
                                                 RECLASSIFICATIONS        ADJUSTMENTS         AS RESTATED
                                              -----------------------     -----------         -----------
DEFERRED INCOME TAXES  (ASSET)                        $     4,894         $       636         $     5,530

ACCRUED EXPENSES                                           22,769               1,673              24,442

RETAINED EARNINGS                                     $    57,963         $    (1,037)        $    56,926

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED AUGUST 3, 2002


                                                   AS PREVIOUSLY
                                              REPORTED, AFTER CERTAIN
                                                 RECLASSIFICATIONS        ADJUSTMENTS         AS RESTATED
                                              -----------------------     -----------         -----------
NET SALES                                             $   104,669         $       (15)        $   104,654

COST OF PRODUCTS SOLD, INCLUDING  WAREHOUSE
DISTRIBUTION AND STORE OCCUPANCY COSTS                     77,872              (1,431)             76,441

GROSS PROFIT                                               26,797               1,416              28,213

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES             22,901               1,025              23,926

OPERATING INCOME (LOSS)                                       (76)                391                 315

LOSS BEFORE INCOME TAXES                                   (1,076)                391                (685)

INCOME TAXES BENEFIT                                         (409)                149                (260)

NET LOSS                                                     (667)                242                (425)

NET LOSS PER SHARE - BASIC                                  (0.04)               0.01               (0.03)

NET LOSS PER SHARE - DILUTED                          $     (0.04)        $      0.01         $     (0.03)


CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED AUGUST 4, 2001

                                                   AS PREVIOUSLY
                                              REPORTED, AFTER CERTAIN
                                                 RECLASSIFICATIONS        ADJUSTMENTS         AS RESTATED
                                              -----------------------     -----------         -----------
NET SALES                                             $   104,011         $      (111)        $   103,900

COST OF PRODUCTS SOLD, INCLUDING  WAREHOUSE
DISTRIBUTION AND STORE OCCUPANCY COSTS                     77,169              (1,018)             76,151

GROSS PROFIT                                               26,842                 907              27,749

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES             22,894               1,002              23,896

OPERATING INCOME (LOSS)                                        52                 (95)                (43)

LOSS BEFORE INCOME TAXES                                   (1,090)                (95)             (1,185)

INCOME TAXES BENEFIT                                         (414)                (36)               (450)

NET LOSS                                              $      (676)        $       (59)        $      (735)

NET LOSS PER SHARE - BASIC                                  (0.04)               0.00               (0.04)

NET LOSS PER SHARE - DILUTED                          $     (0.04)        $      0.00         $     (0.04)

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 3, 2002

                                                   AS PREVIOUSLY
                                              REPORTED, AFTER CERTAIN
                                                 RECLASSIFICATIONS        ADJUSTMENTS         AS RESTATED
                                              -----------------------     -----------         -----------
NET SALES                                             $   205,845         $       120         $   205,965

COST OF PRODUCTS SOLD, INCLUDING WAREHOUSE
DISTRIBUTION AND STORE OCCUPANCY COSTS (1)                152,879              (2,757)            150,122

GROSS PROFIT                                               52,966               2,877              55,843

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES             44,728               2,076              46,804

OPERATING INCOME                                              268                 801               1,069

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT
OF A CHANGE IN ACCOUNTING PRINCIPLE                        (1,666)                801                (865)

INCOME TAXES BENEFIT (1)                                     (633)                304                (329)

LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE                                       (1,033)                497                (536)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE (1)                                                  --              (1,201)             (1,201)

NET LOSS                                                   (1,033)               (704)             (1,737)

NET LOSS PER SHARE - BASIC:

LOSS BEFORE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                                   (0.06)               0.03               (0.03)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE (1)                                                  --               (0.08)              (0.08)

NET LOSS                                                    (0.06)              (0.05)              (0.11)

NET LOSS PER SHARE - DILUTED:

LOSS BEFORE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                                   (0.06)               0.03               (0.03)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE (1)                                                  --               (0.08)              (0.08)

NET LOSS                                              $     (0.06)        $     (0.05)        $     (0.11)


(1) The adjustments associated with these captions include the impact of the change in accounting principle discussed in Note 11.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE TWENTY-SIX WEEKS ENDED AUGUST 4, 2001

                                                   AS PREVIOUSLY
                                              REPORTED, AFTER CERTAIN
                                                 RECLASSIFICATIONS        ADJUSTMENTS         AS RESTATED
                                              -----------------------     -----------         -----------
NET SALES                                             $   201,501         $       (21)        $   201,480

COST OF PRODUCTS SOLD, INCLUDING  WAREHOUSE
DISTRIBUTION AND STORE OCCUPANCY COSTS                    149,173              (1,835)            147,338

GROSS PROFIT                                               52,328               1,814              54,142

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES             43,905               1,832              45,737

OPERATING INCOME                                              650                 (18)                632

LOSS BEFORE INCOME TAXES                                   (1,759)                (18)             (1,777)

INCOME TAXES BENEFIT                                         (668)                 (7)               (675)

NET LOSS                                                   (1,091)                (11)             (1,102)

NET LOSS PER SHARE - BASIC                                  (0.06)               0.00               (0.06)

NET LOSS PER SHARE - DILUTED                          $     (0.06)        $      0.00         $     (0.06)


11. CHANGE IN ACCOUNTING PRINCIPLE

         The Company receives allowances from its vendors from a variety of programs and arrangements, including placement and co-operative advertising programs. In the fourth quarter of fiscal 2003, effective February 3, 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor," which addresses the accounting for vendor allowances. The accompanying consolidated financial statements have been restated to reflect the adoption of EITF No. 02-16 as if this cumulative effect of the change had been previously presented in the first quarter of fiscal 2003. As a result of the adoption of this statement, vendor allowances in excess of direct costs are reflected as a reduction of inventory costs and recognized in costs of products sold upon the sale of the related inventory. The adoption of EITF No. 02-16 is reflected as a cumulative effect of a change in accounting principle as of February 3, 2002 of approximately $1.2 million, net of deferred income tax benefit of $736,000, or $0.07 per diluted share. This change increased net earnings before cumulative effect of change in accounting principle of $250,000 ($0.02 per basic and diluted share) and $432,000 ($0.03 per basic and diluted share) for the thirteen and the twenty-six weeks ended August 3, 2002, respectively. The Company previously recognized these vendor allowances over the period covered by the vendor arrangement.

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


RESULTS OF OPERATIONS

         Net sales increased 0.7% to $104.7 million in the thirteen weeks ended August 3, 2002, from $103.9 million in the thirteen weeks ended August 4, 2001. Net sales increased 2.2% to $206.0 million in the twenty-six weeks ended August 3, 2002, from $201.5 million in the twenty-six weeks ended August 4, 2001. The increase in net sales resulted from three superstores and two newsstands opened after the second quarter of fiscal 2002 combined with one superstore opened in each of the first and second quarters of fiscal 2003. In addition, the Company opened eighteen new stores, acquired from Crown Books Company, that started operations in the middle part of the first quarter of fiscal 2002.

         Comparable store sales in the second quarter decreased 1.2 % when compared with the same 13-week period for the prior year. Comparable store sales for all book categories increased 0.3 % for the quarter. In the twenty-six week period ended August 3, 2002, comparable store sales decreased 1.0% when compared with the same period last year. Comparable store sales for all book merchandise, however, increased 1.6%. The decrease in non-book sales was driven by the decision to discontinue the sale of music in all stores which contributed to the overall decrease in total comparable store sales for the quarter.

         Gross profit increased 1.7 % to $28.2 million in the thirteen weeks ended August 3, 2002 when compared with the same thirteen week period for the prior year. For the twenty-six weeks ended August 3, 2002, gross profit increased 3.1% to $55.8 million from $54.1 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended August 3, 2002 was 27.0 % versus 26.7% in the same period last year. Gross profit as a percentage of net sales for the twenty-six weeks ended August 3, 2002 was 27.1% versus 26.9% in the same period last year. The increase in gross profit stated as a percent to sales was primarily due to reduced warehouse processing costs as a percentage of sales.

         Operating, selling and administrative expenses were $23.9 million in the thirteen week periods ended August 3, 2002 and August 4, 2001, and in the twenty-six weeks ended August 3, 2002, operating, selling and administrative expenses increased 2.3% to $46.8 million from $45.7 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended August 3, 2002 decreased to 22.9% from 23.0% in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the twenty-six weeks ended August 3, 2002 were even with last year at 22.7%.

         Depreciation and amortization increased 2.0% to $4.0 million in the thirteen weeks ended August 3, 2002, from $3.9 million in the thirteen weeks ended August 4, 2001, and in the twenty-six week period depreciation and amortization increased 2.5% to $8.0 million from $7.8 million in the same period last year. The increase in depreciation and amortization is primarily the result of the increased number of superstores operated by the Company.

         Interest expense was $1.0 million in the thirteen weeks ended August 3, 2002 versus $1.1 million in the same period last year and $1.9 million in the twenty-six weeks ended August 3, 2002 versus $2.4 million in the same period last year. The decrease is due to lower interest rates versus last year.

         Effective February 3, 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor," which addresses the accounting for vendor allowances. The adoption of this accounting principle resulted in a cumulative after-tax reduction to net income of $1.2 million, or $0.08 per diluted share.

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

         The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at August 3, 2002 (in thousands):

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS

                          Total       FY 2003      FY 2004      FY 2005      FY 2006      FY 2007     Thereafter
                        ---------    ---------    ---------    ---------    ---------    ---------    ----------
Notes payable           $     442    $     355    $      87    $      --    $      --    $      --    $       --

Long-term debt -           55,300           --           --           --       55,300           --            --
revolving
credit facility (1)

Long-term debt -            7,500           --           --                     7,500           --            --
industrial
revenue bond (1)

Subtotal of debt           63,242          355           87           --       62,800           --            --

Operating leases          143,127       14,927       27,184       24,741       21,988       16,973        37,314

Total of obligations    $ 206,369    $  15,282    $  27,271    $  24,741    $  84,788    $  16,973    $   37,314

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

                  None

ITEM 5: Other Information

                  None

ITEM 6: Exhibits and Reports on Form 8-K

         (A) Exhibits

                  Exhibit 3i Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 in the Company's Registration Statement on Form S-1 (Capital Registration No. 33-52256)

                  Exhibit 3ii By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.2 in the Company's Registration Statement on Form S-1 (Capital Registration No. 33-52256))

                  Exhibit 10.20 Revolving Loan Agreement, dated as of July 1, 2002, among Books-A-Million, Inc., Bank of America, as Agent, and the banks party thereto (incorporated by reference to Exhibit 10.20 to issuer's Report 10-Q File 0-20664, filed September 17, 2002).


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

Date: May 2, 2003

                                                /s/ Richard S. Wallington
                                                -------------------------
                                                Richard S. Wallington
                                                Chief Financial Officer