Form 10-Q/A
period 2002-11-02
BOOKS A MILLION INC
filed 2003-05-02
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

(MARK ONE)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934.

         For the quarterly period ended: November 2, 2002
                                         ----------------

                                     - OR -

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934.

         For the transaction period from__________to__________

                         COMMISSION FILE NUMBER 0-20664

                              BOOKS-A-MILLION, INC.
                              ---------------------

             (Exact name of registrant as specified in its charter)


           DELAWARE                                   63-0798460
           --------                                   ----------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                   Identification No.)


402 INDUSTRIAL LANE, BIRMINGHAM, ALABAMA                 35211
----------------------------------------                 -----
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

                                    Yes  X   No
                                        ---     ---
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes      No  X
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of November 29, 2002 were 16,200,073 shares.

EXPLANATORY NOTE:

This amendment on Form 10-Q/A amends the Company's quarterly report on Form 10-Q for the period ended November 2, 2002, as initially filed with the Securities and Exchange Commission on December 17, 2002, and is being filed to reflect the restatement of the Company's condensed consolidated financial statements. The significant effects of this restatement on the financial statements are presented in Notes 10 and 11 to the condensed consolidated financial statements. This amendment incorporates certain revisions to historical financial data and related descriptions, but is not intended to update other information presented in this quarterly report as originally filed, except where specifically noted.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                    PAGE NO.
                                                                                    --------
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (UNAUDITED)

      Condensed Consolidated Balance Sheets, as restated                                  3

      Condensed Consolidated Statements of Operations, as restated                        4

      Condensed Consolidated Statements of Cash Flows, as restated                        5

      Notes to Condensed Consolidated Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                     15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      18

Item 4.  Controls and Procedures                                                         19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                               20

Item 2.  Changes in Securities                                                           20

Item 3.  Defaults Upon Senior Securities                                                 20

Item 4.  Submission of Matters of Vote of Security-Holders                               20

Item 5.  Other Information                                                               20

Item 6.  Exhibits and Reports on Form 8-K                                                20

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              NOVEMBER 2, 2002       FEBRUARY 2, 2002
                                                                AS RESTATED              RESTATED
                                                           (SEE NOTES 10 AND 11)      (SEE NOTE 10)
                                                           ---------------------     ----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $   4,642             $   5,212
   Accounts receivable, net                                             8,548                 8,040
   Related party accounts receivable, net                                 265                   967
   Inventories                                                        245,902               210,853
   Prepayments and other                                                5,111                 5,680
   Deferred income taxes                                                8,125                 5,530
                                                                    ---------             ---------
       TOTAL CURRENT ASSETS                                           272,593               236,282
                                                                    ---------             ---------
PROPERTY AND EQUIPMENT:
   Gross property and equipment                                       157,359               145,428
   Less accumulated depreciation and
     amortization                                                     100,494                88,712
                                                                    ---------             ---------
       NET PROPERTY AND EQUIPMENT                                      56,865                56,716
                                                                    ---------             ---------
OTHER ASSETS:

   Goodwill, net                                                        1,368                 1,368
   Other                                                                  330                   492
                                                                    ---------             ---------
      TOTAL OTHER ASSETS                                                1,698                 1,860
                                                                    ---------             ---------
      TOTAL ASSETS                                                  $ 331,156             $ 294,858
                                                                    =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                 $ 107,897             $  97,523
   Related party accounts payable                                       3,800                 5,661
   Accrued expenses                                                    23,237                24,442
   Accrued income taxes                                                   844                 2,674
   Current portion of long-term debt                                   35,280                   499
                                                                    ---------             ---------
       TOTAL CURRENT LIABILITIES                                      171,058               130,799
                                                                    ---------             ---------
LONG TERM DEBT                                                         39,580                38,846
                                                                    ---------             ---------
DEFERRED INCOME TAXES                                                   1,681                 1,843
                                                                    ---------             ---------
OTHER LONG-TERM LIABILITIES                                             1,693                 2,032
                                                                    ---------             ---------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized, no shares outstanding                                     --                    --
   Common stock, $.01 par value, 30,000,000 shares
     authorized, 18,210,123 and 18,138,963 shares
     issued at November 2, 2002 and
     February 2, 2002, respectively                                       182                   181
   Additional paid-in capital                                          70,846                70,719
   Less treasury stock, at cost; (2,010,050 shares
     at November 2, 2002 and  February 2, 2002)                        (5,271)               (5,271)
   Accumulated other comprehensive loss, net of tax                    (1,047)               (1,217)
   Retained earnings                                                   52,434                56,926
                                                                    ---------             ---------
       TOTAL STOCKHOLDERS' EQUITY                                     117,144               121,338
                                                                    ---------             ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 331,156             $ 294,858
                                                                    =========             =========

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THIRTEEN WEEKS ENDED                     THIRTY-NINE WEEKS ENDED
                                                   ---------------------------------------  --------------------------------------
                                                     NOVEMBER 2, 2002     NOVEMBER 3, 2001    NOVEMBER 2, 2002     NOVEMBER 3, 2001
                                                        AS RESTATED         AS RESTATED           AS REST             AS RESTATED
                                                   (SEE NOTES 10 AND 11)   (SEE NOTE 10)    (SEE NOTES 10 AND 11)    (SEE NOTE 10)
                                                   ---------------------  ----------------  --------------------   ----------------
NET SALES                                                $  97,256           $  97,900           $ 303,221           $ 299,380
   Cost of products sold (including warehouse
   distribution and store occupancy costs) (1)              74,381              72,009             224,503             219,347
                                                         ---------           ---------           ---------           ---------
GROSS PROFIT
                                                            22,875              25,891              78,718              80,033
   Operating, selling and administrative
     expenses
                                                            21,931              23,786              68,735              69,523
   Depreciation and amortization                             4,114               3,908              12,084              11,681
                                                         ---------           ---------           ---------           ---------

OPERATING LOSS                                              (3,170)             (1,803)             (2,101)             (1,171)

   Interest expense, net                                     1,274               1,133               3,208               3,542
                                                         ---------           ---------           ---------           ---------

LOSS BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF A  CHANGE IN ACCOUNTING PRINCIPLE               (4,444)             (2,936)             (5,309)             (4,713)

   Income taxes benefit                                     (1,689)             (1,117)             (2,018)             (1,792)
                                                         ---------           ---------           ---------           ---------

Loss before cumulative effect of a change in
accounting principle                                        (2,755)             (1,819)             (3,291)             (2,921)
Cumulative effect of a change in accounting
principle, net of deferred income tax benefit of
$736                                                            --                  --              (1,201)                 --
                                                         ---------           ---------           ---------           ---------
NET LOSS                                                 $  (2,755)          $  (1,819)          $  (4,492)          $  (2,921)
                                                         =========           =========           =========           =========

NET LOSS PER COMMON SHARE:

BASIC:

    LOSS BEFORE EFFECT OF A CHANGE IN  ACCOUNTING
PRINCIPLE                                                $   (0.17)          $   (0.11)          $   (0.20)          $   (0.17)

   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                                       --                  --               (0.08)                 --
                                                         ---------           ---------           ---------           ---------
   NET LOSS                                              $   (0.17)          $   (0.11)          $   (0.28)          $   (0.17)
                                                         =========           =========           =========           =========
   WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC                                         16,200              16,417              16,187              16,837
                                                         =========           =========           =========           =========

DILUTED:

   LOSS BEFORE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                                $   (0.17)          $   (0.11)          $   (0.20)          $   (0.17)

   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                                       --                  --               (0.08)                 --
                                                         ---------           ---------           ---------           ---------
   NET LOSS                                              $   (0.17)          $   (0.11)          $   (0.28)          $   (0.17)
                                                         =========           =========           =========           =========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - DILUTED                                       16,200              16,417              16,187              16,837
                                                         =========           =========           =========           =========


PROFORMA AMOUNTS ASSUMING CHANGE IN ACCOUNTING
PRINCIPLE IS APPLIED RETROACTIVELY:

  NET LOSS                                                                   $  (2,034)                               $  (2,752)
                                                                             =========                                =========
  NET LOSS PER SHARE - BASIC                                                     (0.12)                                   (0.16)
                                                                             =========                                =========
  NET LOSS PER SHARE - DILUTED                                               $   (0.12)                                   (0.16)
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

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          THIRTY-NINE WEEKS ENDED
                                                                 ---------------------------------------
                                                                   NOVEMBER 2, 2002     NOVEMBER 3, 2001
                                                                      AS RESTATED          AS RESTATED
                                                                 (SEE NOTES 10 AND 11)    (SEE NOTE 10)
                                                                 ---------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                             $  (4,492)          $  (2,921)
                                                                        ---------           ---------
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Cumulative effect of change in accounting principle                   1,201                  --
      Depreciation and amortization                                        12,084              11,681
      Loss on disposal of property and equipment                                1                 246
      Increase in deferred income taxes                                    (2,125)             (1,855)
      Increase in inventories                                             (36,986)            (32,800)
      Increase in accounts payable                                          8,513              17,267
      Changes in certain other assets and liabilities                      (2,386)             (1,912)
                                                                        ---------           ---------
         Total adjustments                                                (19,698)             (7,373)
                                                                        ---------           ---------

         Net cash used in operating activities                            (24,190)            (10,294)
                                                                        ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (12,038)             (7,149)
   Acquisition of stores                                                       --              (6,532)
   Proceeds from sale of equipment                                             16                  23
                                                                        ---------           ---------
         Net cash used in investing activities                            (12,022)            (13,658)
                                                                        ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                     152,556             146,551
   Repayments under credit facilities                                    (117,041)           (118,342)
   Proceeds from sale of common stock, net                                    127                  83
   Purchase of treasury stock                                                  --              (3,389)
                                                                        ---------           ---------
         Net cash provided by financing activities                         35,642              24,903
                                                                        ---------           ---------

Net increase (decrease) in cash and cash equivalents                         (570)                951
Cash and cash equivalents at beginning of period                            5,212               5,124
                                                                        ---------           ---------

Cash and cash equivalents at end of period                              $   4,642           $   6,075
                                                                        =========           =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the thirty-nine week period for:
            Interest                                                    $   2,893           $   3,180
            Income taxes, net of refunds                                $   1,644           $   1,019

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

                                                      For the Thirteen Weeks Ended
                                                             (in thousands)
                                                   November 2, 2002   November 3, 2001
                                                   ----------------   ----------------
Weighted average shares outstanding:
Basic                                                      16,200          16,417
Dilutive effect of stock options outstanding                   --              --
                                                           ------          ------
Diluted                                                    16,200          16,417
                                                           ======          ======


                                                     For the Thirty-Nine Weeks Ended
                                                              (in thousands)
                                                   November 2, 2002    November 3, 2001
                                                   ----------------    ----------------
Weighted average shares outstanding:
Basic                                                      16,187          16,837
Dilutive effect of stock options outstanding                   --              --
                                                           ------          ------
Diluted                                                    16,187          16,837
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

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. DERIVATIVE AND HEDGING ACTIVITIES

     The Company is subject to interest rate fluctuations involving its credit facilities and debt related to an Industrial Development Revenue Bond (the "Bond"). However, the Company uses both fixed and variable debt to manage this exposure. On February 9, 1998, the company entered into an interest rate swap agreement with a five-year term that carries a notional principal amount of $30.0 million. The swap effectively fixes the interest rate on $30.0 million of variable rate debt at 7.41%, and expires February 2003. The Company entered into to two separate $10 million swaps on July 24, 2002. Both expire August 2005 and effectively fix the interest rate on $20 million of variable debt at 5.13%. In addition, the Company entered into a $7.5 million interest rate swap in May 1996 that effectively fixes the interest rate on the Bond at 7.98%, and expires in June 2006. The counter parties to the interest rate swaps are two of the Company's primary banks. The Company believes the credit and liquidity risk of the counter parties failing to meet their obligation is remote as the Company settles its interest position with the banks on a quarterly basis.

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

4.   COMPREHENSIVE INCOME (LOSS)


     Comprehensive income (loss) is net income or loss, plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to the Company are the unrealized gains (losses) on the derivative instruments explained in Note 3, as follows:



                                                                      Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                                                                    -------------------------   -------------------------
COMPREHENSIVE INCOME (LOSS)                                              (in thousands)               (in thousands)
                                                                    -------------------------   -------------------------
                                                                    November 2,   November 3,   November 2,   November 3,
                                                                        2002          2001          2002          2001
                                                                    -----------   -----------   -----------   -----------
Net loss                                                              ($2,755)      ($1,819)      ($4,492)      ($2,921)
                                                                      -------       -------       -------       -------

Cumulative effect of accounting change for derivatives
 instruments, net of deferred tax provision (benefit) of
 ($285)                                                                    --            --            --          (465)
                                                                      -------       -------       -------       -------
Unrealized gains (losses) on derivative instruments,
 net of deferred tax provision (benefit) for the thirteen
 week periods of $171 and ($334), respectively, and the
 thirty-nine week periods of $104 and ($604), respectively                279          (545)          170          (986)
                                                                      -------       -------       -------       -------
Total comprehensive loss                                              ($2,476)      ($2,364)      ($4,322)      ($4,372)
                                                                      -------       -------       -------       -------

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

8. BUSINESS SEGMENTS

     The Company has two reportable segments: retail trade and electronic commerce trade. The retail trade segment is a strategic business segment that is engaged in the retail trade of mostly book merchandise and includes the Company's distribution center operations, which predominately supplies merchandise to the Company's retail stores. The electronic commerce trade segment is a strategic business segment that transacts business over the internet and is managed separately due to divergent technology and marketing requirements.

     The accounting policies of the segments are substantially the same as those described in the Company's most recently available Annual Report. The Company evaluates performance of the segments based on profit and loss from operations before interest and income taxes. Certain intersegment cost allocations have been made based upon consolidated and segment revenues.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


SEGMENT INFORMATION (IN THOUSANDS)                       Thirteen Weeks Ended                    Thirty-Nine Weeks Ended
                                                ---------------------------------------    ------------------------------------
                                                November 2, 2002       November 3, 2001    November 2, 2002    November 3, 2001
                                                ----------------       ----------------    ----------------    ----------------
NET SALES

  Retail Trade                                       $ 96,004             $ 96,174             $ 299,234             $ 294,700

  Electronic Commerce Trade                             5,968                5,449                17,110                14,964

  Intersegment Sales Elimination                       (4,716)              (3,723)              (13,123)              (10,284)
                                                     --------             --------             ---------             ---------

      Net Sales                                      $ 97,256             $ 97,900             $ 303,221             $ 299,380
                                                     ========             ========             =========             =========

OPERATING INCOME (LOSS)

  Retail Trade                                       $ (2,972)              (1,490)               (1,543)                  (77)

  Electronic Commerce Trade                              (224)                (356)                 (621)               (1,155)

  Intersegment Elimination of Certain
  Costs                                                    26                   43                    63                    61
                                                     --------             --------             ---------             ---------
      Total Operating Loss                           $ (3,170)              (1,803)               (2,101)               (1,171)
                                                     ========             ========             =========             =========


                                     As of November 2, 2002     As of February 2, 2002
                                     ----------------------     ----------------------
ASSETS

  Retail Trade                                $ 329,814             $ 293,567

  Electronic Commerce Trade                       1,927                 1,939

  Intersegment Asset Elimination                   (585)                 (648)
                                              ---------             ---------
    Total Assets                              $ 331,156             $ 294,858
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


10.  RESTATEMENT

     Subsequent to the issuance of the Company's quarterly fiscal 2003 financial statements and fiscal 2002 annual financial statements, the Company determined that it was necessary to restate its fiscal 2003 quarterly filings and its fiscal 2002 annual financial statements to adjust the accounting treatment of its Millionaire's Club Card. As a result, the Company now defers and amortizes the revenue from its Millionaire's Club Card based upon the historical usage of the card over the 12-month life. Related deferred revenue was included in accrued expenses. Such revenue was previously recorded when received from the customer.

     The Company has also reclassified certain vendor allowances totaling $1,126,000 and $1,608,000 for the thirteen weeks ended November 2, 2002 and November 3, 2001, respectively, previously reported as a reduction of selling expenses, to reduce cost of products sold. For the thirty-nine weeks ended November 2, 2002 and November 3, 2001, respectively, the Company reclassified certain vendor allowances totaling $3,524,000 and $3,537,000, previously reported as a reduction of selling expenses, to reduce cost of products sold.

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


CONDENSED CONSOLIDATED BALANCE SHEET AS OF NOVEMBER 2, 2002

                                     AS PREVIOUSLY REPORTED,
                                          AFTER CERTAIN
                                        RECLASSIFICATIONS      ADJUSTMENTS        AS RESTATED
                                     -----------------------   -----------        -----------
INVENTORIES(1)                                  $247,731          $(1,829)          $245,902
                                                --------          -------           --------
DEFERRED INCOME TAXES (ASSET)(1)                   6,854            1,271              8,125
                                                --------          -------           --------
ACCRUED EXPENSES                                  21,722            1,515             23,237
                                                --------          -------           --------
RETAINED EARNINGS                               $ 54,507          $(2,073)          $ 52,434
                                                --------          -------           --------

(1) The adjustments associated with these captions include the impact of the change in accounting principle discussed in Note 11.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


CONDENSED CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 2, 2002


                                      AS PREVIOUSLY REPORTED,
                                           AFTER CERTAIN
                                         RECLASSIFICATIONS     ADJUSTMENTS         AS RESTATED
                                      -----------------------  -----------         -----------
DEFERRED INCOME TAXES  (ASSET)                $ 4,894            $   636             $ 5,530
                                              -------            -------             -------
ACCRUED EXPENSES                               22,769              1,673              24,442
                                              -------            -------             -------
RETAINED EARNINGS                             $57,963            $(1,037)            $56,926
                                              -------            -------             -------


CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED NOVEMBER 2, 2002


                                                 AS PREVIOUSLY REPORTED,
                                                    INCLUDING CERTAIN
                                                    RECLASSIFICATIONS     ADJUSTMENTS     AS RESTATED
                                                 -----------------------  -----------     -----------
NET SALES                                                  $ 97,194          $  62          $ 97,256
                                                           --------          -----          --------
COST OF PRODUCTS SOLD, INCLUDING  WAREHOUSE
DISTRIBUTION AND STORE OCCUPANCY COSTS(1)                    74,566           (185)           74,381
                                                           --------          -----          --------
GROSS PROFIT                                                 22,628            247            22,875
                                                           --------          -----          --------
OPERATING, SELLING AND ADMINISTRATIVE EXPENSES               21,149            782            21,931
                                                           --------          -----          --------
OPERATING LOSS                                               (2,635)          (535)           (3,170)
                                                           --------          -----          --------
LOSS BEFORE INCOME TAXES                                     (3,909)          (535)           (4,444)
                                                           --------          -----          --------
INCOME TAXES BENEFIT(1)                                      (1,486)          (203)           (1,689)
                                                           --------          -----          --------
NET LOSS                                                     (2,423)          (332)           (2,755)
                                                           --------          -----          --------
NET LOSS PER SHARE - BASIC                                    (0.15)         (0.02)            (0.17)
                                                           --------          -----          --------
NET LOSS PER SHARE - DILUTED                               $  (0.15)      $  (0.02)         $  (0.17)
                                                           --------          -----          --------

(1) The adjustments associated with these captions include the impact of the change in accounting principle discussed in Note 11.


CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED NOVEMBER 3, 2001


                                                               AS PREVIOUSLY REPORTED,
                                                                  AFTER CERTAIN
                                                                RECLASSIFICATIONS       ADJUSTMENTS      AS RESTATED
                                                               -----------------------  -----------      -----------
NET SALES                                                                $ 97,812          $    88          $ 97,900
                                                                         --------          -------          --------
COST OF PRODUCTS SOLD, INCLUDING  WAREHOUSE
DISTRIBUTION AND STORE OCCUPANCY COSTS                                     73,604           (1,595)           72,009
                                                                          --------          -------          --------
GROSS PROFIT                                                               24,208            1,683            25,891
                                                                         --------          -------          --------
OPERATING, SELLING AND ADMINISTRATIVE EXPENSES                             22,178            1,608            23,786
                                                                         --------          -------          --------
OPERATING LOSS                                                             (1,878)              75            (1,803)
                                                                         --------          -------          --------
LOSS BEFORE INCOME TAXES                                                   (3,011)              75            (2,936)
                                                                         --------          -------          --------
INCOME TAXES BENEFIT                                                       (1,145)              28            (1,117)
                                                                         --------          -------          --------
NET LOSS                                                                 $ (1,866)         $    47          $ (1,819)
                                                                         --------          -------          --------
NET LOSS PER SHARE - BASIC                                                  (0.12)            0.01             (0.11)
                                                                         --------          -------          --------
NET LOSS PER SHARE - DILUTED                                             $  (0.12)         $  0.01          $  (0.11)
                                                                         --------          -------          --------

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002

                                                                     AS PREVIOUSLY REPORTED,
                                                                          AFTER CERTAIN
                                                                         RECLASSIFICATIONS      ADJUSTMENTS       AS RESTATED
                                                                     -----------------------    -----------       -----------
NET SALES                                                                      $ 303,038          $   183          $ 303,221
                                                                               ---------          -------          ---------
COST OF PRODUCTS SOLD, INCLUDING  WAREHOUSE DISTRIBUTION AND STORE
OCCUPANCY COSTS(1)                                                               227,445           (2,942)           224,503
                                                                               ---------          -------          ---------
GROSS PROFIT                                                                      75,593            3,125             78,718
                                                                               ---------          -------          ---------
OPERATING, SELLING AND ADMINISTRATIVE EXPENSES                                    65,876            2,859             68,735
                                                                               ---------          -------          ---------
OPERATING LOSS                                                                    (2,367)             266             (2,101)
                                                                               ---------          -------          ---------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE                                                              (5,575)             266             (5,309)
                                                                               ---------          -------          ---------
INCOME TAXES BENEFIT(1)                                                           (2,119)             101             (2,018)
                                                                               ---------          -------          ---------
LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                 (3,456)             165             (3,291)
                                                                               ---------          -------          ---------
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE(1)                              --           (1,201)            (1,201)
                                                                               ---------          -------          ---------
NET LOSS                                                                          (3,456)          (1,036)            (4,492)
                                                                               ---------          -------          ---------
NET LOSS PER SHARE - BASIC:
                                                                               ---------          -------          ---------
LOSS BEFORE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                             (0.21)            0.01              (0.20)
                                                                               ---------          -------          ---------
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE(1)                              --            (0.08)             (0.08)
                                                                               ---------          -------          ---------
NET LOSS                                                                           (0.21)           (0.07)             (0.28)
                                                                               ---------          -------          ---------
NET LOSS PER SHARE - DILUTED:
                                                                               ---------          -------          ---------
LOSS BEFORE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                             (0.21)            0.01              (0.20)
                                                                               ---------          -------          ---------
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE(1)                              --            (0.08)             (0.08)
                                                                               ---------          -------          ---------
NET LOSS                                                                       $   (0.21)         $ (0.07)         $   (0.28)
                                                                               ---------          -------          ---------

(1) The adjustments associated with these captions include the impact of the change in accounting principle discussed in Note 11.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001

                                                  AS PREVIOUSLY REPORTED,
                                                       AFTER CERTAIN
                                                     RECLASSIFICATIONS      ADJUSTMENTS       AS RESTATED
                                                  -----------------------   -----------       -----------
NET SALES                                                  $ 299,313          $    67          $ 299,380
                                                           ---------          -------          ---------
COST OF PRODUCTS SOLD, INCLUDING  WAREHOUSE
 DISTRIBUTION AND STORE OCCUPANCY COSTS                      222,778           (3,431)           219,347
                                                           ---------          -------          ---------
GROSS PROFIT                                                  76,535            3,498             80,033
                                                           ---------          -------          ---------
OPERATING, SELLING AND ADMINISTRATIVE EXPENSES                66,082            3,441             69,523
                                                           ---------          -------          ---------
OPERATING LOSS                                                (1,228)              57             (1,171)
                                                           ---------          -------          ---------
LOSS BEFORE INCOME TAXES                                      (4,770)              57             (4,713)
                                                           ---------          -------          ---------
INCOME TAXES BENEFIT                                          (1,814)              22             (1,792)
                                                           ---------          -------          ---------
NET LOSS                                                      (2,956)              35             (2,921)
                                                           ---------          -------          ---------
NET LOSS PER SHARE - BASIC                                     (0.18)            0.01              (0.17)
                                                           ---------          -------          ---------
NET LOSS PER SHARE - DILUTED                               $   (0.18)         $  0.01          $   (0.17)
                                                           ---------          -------          ---------


11.  CHANGE IN ACCOUNTING PRINCIPLE

     The Company receives allowances from its vendors from a variety of programs and arrangements, including placement and co-operative advertising programs. In the fourth quarter of fiscal 2003, effective February 3, 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor", which addresses the accounting for vendor allowances. The accompanying consolidated financial statements have been restated to reflect the adoption of EITF No. 02-16 as if this cumulative effect of the change had been previously presented in the first quarter of fiscal 2003. As a result of the adoption of this statement, vendor allowances in excess of direct costs are reflected as a reduction of inventory costs and recognized in costs of products sold upon the sale of the related inventory. The adoption of EITF No. 02-16 is reflected as a cumulative effect of a change in accounting principle as of February 3, 2002 of approximately $1.2 million, net of deferred income tax benefit of $736,000, or $0.07 per diluted share. This change increased net loss before cumulative effect of change in accounting principle by $365,000 ($0.02 per basic and diluted share) and decreased net loss before cumulative effect of change in accounting principle by $67,000 ($0.004 per basic and diluted share) for the thirteen and the thirty-nine weeks ended November 2, 2002, respectively. The Company previously recognized these vendor allowances over the period covered by the vendor arrangement.

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

     Effective February 3, 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor", which addresses the accounting for vendor allowances. The accompanying consolidated condensed financial statements have also been restated to reflect the adoption of EITF No. 02-16 as if this cumulative effect of a change in accounting principle had been previously presented in the first quarter of fiscal 2003, as discussed in Note 11.

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

RESULTS OF OPERATIONS

     Net sales decreased 0.7% to $97.3 million in the thirteen weeks ended November 2, 2002, from $97.9 million in the thirteen weeks ended November 3, 2001. Net sales increased 1.3% to $303.2 million in the thirty-nine weeks ended November 2, 2002, from $299.4 million in the thirty-nine weeks ended November 3, 2001. The increase in net sales for the thirty-nine weeks resulted from six superstores opened in the first three quarters of fiscal 2003. In addition, the Company opened eighteen new stores, acquired from Crown Books Company, that started operations in the middle part of the first quarter of fiscal 2002.

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

     Gross profit decreased 11.6% to $22.9 million in the thirteen weeks ended November 2, 2002 when compared with the same thirteen week period for the prior year. For the thirty-nine weeks ended November 2, 2002, gross profit decreased 1.6% to $78.7 million from $80.0 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended November 2, 2002 was 23.5% versus 26.4% in the same period last year. Gross profit as a percentage of net sales for the thirty-nine weeks ended November 2, 2002 was 26.0% versus 26.7% in the same period last year. The decrease in gross profit stated as a percent to sales was primarily due to higher occupancy costs as a percentage of sales.

     Operating, selling and administrative expenses decreased 7.8% to $21.9 million from $23.8 million in the thirteen week period ended November 2, 2002 compared to the same period last year, and in the thirty-nine weeks ended November 2, 2002, operating, selling and administrative expenses decreased 1.1% to $68.7 million from $69.5 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended November 2, 2002 decreased to 22.5% from 24.3% in the same period last year. For the thirty-nine week period, operating, selling and administrative expenses as a percentage of net sales decreased to 22.7% from 23.2% in the same period last year. The decrease in operating, selling and administrative expenses stated as a percent to sales was primarily due to strong expense controls in both corporate and store selling expenses.

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

     The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at November 2, 2002 (in thousands):

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS
-------------------------------------------------------------------------------------------------------------------
                                     Total      FY 2003    FY 2004     FY 2005     FY 2006     FY 2007   Thereafter
                                   --------     -------    -------     -------     -------     -------   ----------
Notes payable                      $    320     $  233     $    87     $    --     $    --     $    --     $    --
                                   --------     ------     -------     -------     -------     -------     -------
Long-term debt - revolving
credit facility(1)                   67,040         --          --          --      67,040          --          --
                                   --------     ------     -------     -------     -------     -------     -------
Long-term debt -industrial
revenue bond(1)                       7,500         --          --          --       7,500          --          --
                                   --------     ------     -------     -------     -------     -------     -------
Subtotal of debt                     74,860        233          87          --      74,540          --          --
                                   --------     ------     -------     -------     -------     -------     -------
Operating leases                    141,377      7,512      27,781      25,500      22,752      17,571      40,261
                                   --------     ------     -------     -------     -------     -------     -------
Total of obligations               $216,237     $7,745     $27,868     $25,500     $97,292     $17,571     $40,261
                                   --------     ------     -------     -------     -------     -------     -------

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to interest rate fluctuations involving its credit facilities. The average amount of debt outstanding under the Company's credit facilities was $63.4 million during fiscal 2002. However, the Company utilizes both fixed and variable debt to manage this exposure. On February 9, 1998, the Company entered into an interest rate swap agreement, with a five-year term, which carries a notional principal amount of $30.0 million. The swap effectively fixes the interest rate on $30.0 million of variable rate debt at 7.41%. The swap agreement expires on February 11, 2003. The Company entered into two separate $10 million swaps on July 24, 2002. Both expire August 2005 and effectively fix the interest rate on $20 million of variable debt at 5.13%. Also, on May 14, 1996, the Company entered into an interest rate swap agreement, with a ten- year term, which carries a notional principal amount of $7.5 million. The swap effectively fixes the interest rate on $7.5 million of variable rate debt at 7.98%. The swap agreement expires on June 7, 2006. The counter parties to the interest rate swaps are parties to the Company's revolving credit facilities. The Company believes the credit and liquidity risk of the counter parties failing to meet their obligations is remote as the Company settles its interest position with the banks on a quarterly basis.

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


                              BOOKS-A-MILLION, INC.


Date: May 2, 2003                by:/s/ Clyde B. Anderson
                                        -----------------------
                                        Clyde B. Anderson
                                        Chief Executive Officer


Date: May 2, 2003                by:/s/ Richard S. Wallington
                                        -----------------------
                                        Richard S. Wallington
                                        Chief Financial Officer


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