Form 10-K
period 2003-02-01
BOOKS A MILLION INC
filed 2003-05-02
CIK 891919

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

For the fiscal year ended February 1, 2003

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

Yes    X        No
   ---------      --------

                                    CONTINUED

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of April 8, 2003 (based on the closing sale price as reported on the NASDAQ National Market on such date), was $24,984,522.

         The number of shares outstanding of the Registrant's Common Stock as of April 8, 2003 was 16,243,161.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the fiscal year ended February 1, 2003 are incorporated by reference into Part II of this report.

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2003 are incorporated by reference into Part III of this report.


                                EXPLANATORY NOTE

         This Form 10-K for fiscal 2003 reflects the restatement of our consolidated financial statements for the years ended February 2, 2002 and February 3, 2001. See Note 10 to the consolidated financial statements included in our Annual Report to Stockholders for the fiscal year ended February 1, 2003 for further discussion of the restatement.

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

ITEM 1. BUSINESS

GENERAL

         Books-A-Million, Inc. (the "Company" or the "Registrant") is a leading book retailer in the southeastern United States. The Company, which was founded in 1917, has developed several store formats to address the various market areas it serves. Superstores, the first of which was opened in 1987, average approximately 20,000 square feet and operate under the name "Books-A-Million" and "Books and Co." Traditional bookstores are smaller stores operated under the names "Bookland" and "Books-A-Million". These stores average approximately 3,900 square feet and are located primarily in enclosed malls. The Company also operates newsstands under the name "Joe Muggs Newsstands". Newsstands average approximately 2,300 square feet and are located in mostly larger markets. All store formats, excluding newsstands, offer an extensive selection of best sellers and other hardcover and paperback books, magazines, and newspapers. In addition to the retail store formats, the Company offers its products over the Internet at Booksamillion.com and Joemuggs.com. The Company is also a wholesaler of books to, among others, bookstores, wholesale clubs, supermarkets, department stores and mass merchandisers. Additionally, the Company has a subsidiary which provides website development and maintenance services.

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

BUSINESS SEGMENTS

         The Company has two reportable segments: electronic commerce trade and retail trade. The retail trade segment is a strategic business segment that is engaged in the retial trade of mostly book merchandise and includes the Company's distribution center operations, which predominantly supplies merchandise to the Company's retail stores. The electronic commerce trade segment is a strategic business segment that transacts business over the Internet and is managed separately due to divergent technology and marketing requirements.

         For additional information, see Note 8 "Business Segments" in the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the year ended February 1, 2003, incorporated herein by reference.

SUPERSTORES

         The Company opened its first Books-A-Million superstore in 1987. The Company developed its superstores to capitalize on the growing consumer demand for the convenience, selection and value associated with the superstore retailing format. Each superstore was designed to be a receptive and open environment conducive to browsing and reading and includes ample space for promotional events open to the public, including book autograph sessions and children's storytelling. The Company operated 163 Superstores as of February 1, 2003.

         Superstores emphasize selection, value and customer service. Superstores offer an extensive selection of best sellers and other hardcover and paperback books, bargain books, magazines, local newspapers and gifts. Superstores also dedicate space to bargain books that are sold at a discount from publishers' originally suggested retail prices. Each superstore has a service center staffed with associates who are knowledgeable about the store's merchandise and who are trained to answer customers' questions, assist customers in locating books within the store and place special orders. The majority of the superstores also include an espresso and coffee bar called Joe Muggs. The Company's superstores are conveniently located on major, high-traffic roads and in enclosed malls or strip shopping centers with adequate parking. Superstores are generally open Mondays through Saturdays from 9:00 a.m. to 11:00 p.m. and Sundays 9:00 am through 9:00 p.m.

TRADITIONAL STORES

         The Company's traditional stores are tailored to the size, demographics and competitive conditions of the particular market area. Traditional stores average approximately 3,900 square feet and carry a broad selection of best sellers and other hardcover and paperback books, bargain books, magazines and gifts. The Company had 37 traditional stores as of February 1, 2003.

JOE MUGGS NEWSSTANDS

         The Company's newsstands are concentrated in business and entertainment districts and are tailored to the demographics of the particular market area. Newsstands average approximately 2,300 square feet and carry a broad selection of newspapers and magazines, along with hardcover and paperback books. The newsstands also offer an espresso and coffee bar. The Company operated 7 newsstands as of February 1, 2003.

ACQUISITION OF STORES

         During fiscal 2002, the Company acquired lease rights and inventory of 18 stores from Crown Books Corporation for $6.5 million. The stores are located in the Chicago, Illinois and Washington, D.C. metropolitan areas. The results of operations for these stores were reflected in the consolidated financial statements beginning in the first quarter of fiscal 2002.

MERCHANDISING

         The Company employs several value-oriented merchandising strategies. Books on the Company's best-seller list, which is developed exclusively by the Company based on its sales and customer demand in its stores, are generally sold in the Company's superstores below publishers' suggested retail prices. In addition, superstore customers can join the Millionaire's Club and save 10% on all purchases in Books-A-Million stores, including already discounted best-sellers. The Company's point-of-sale computer system provides the data necessary to enable the Company to anticipate consumer demand and customize store inventory selection to reflect local customer interest and demand.

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

         The Company purchases merchandise from over 500 vendors. The Company purchases the majority of its collectors' supplies from one supplier and substantially all of its magazines from another supplier, each of which is a related party. No one vendor accounted for more than 10.0% of the Company's overall merchandise purchases in the fiscal year ended February 1, 2003. In general, in excess of 80% of the Company's inventory may be returned by the Company for credit, which substantially reduces the Company's risk of inventory obsolescence.

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

COMPETITION

         The retail bookstore industry is highly competitive and includes competitors that have substantially greater financial and other resources than the Company. The Company competes directly with national bookstore chains, independent bookstores, booksellers on the Internet, certain mass merchandisers and greeting card stores. The Company is the third largest retail bookstore chain in the nation. In recent years, competing bookstore chains have been expanding their businesses and certain leading regional and national chains have developed and opened superstores and Internet web sites. The Company also experiences indirect competition from retail specialty stores that offer books in a particular area of specialty. Management believes that the key competitive factors in the retail book industry are convenience of location, selection, customer service and price.

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

TRADEMARKS

         "Books-A-Million," "BAM!," "Bookland," "Books & Co.," "Millionaire's Club," "Sweet Water Press," "Thanks-A-Million," "Big Fat Coloring Book," "Up All Night Reader," "Read & Save Rebate", "Readables Accessories for Reader", "Kids-A-Million," "Teachers First," "The Write-Price," "Bambeanos," "Book$mart", "BAMM", "BAMM.com", "BOOKSAMILLION.com", "Chillatte", "Joe Muggs Newsstand" and "NetCentral" are the primary registered trademarks of the Company. Management does not believe that these trademarks are critical to the continuation of the Company's operations.

EMPLOYEES

         As of fiscal year end, the Company employed approximately 2,700 full-time associates and 2,400 part-time associates. The number of part-time associates employed by the Company fluctuates based upon seasonal needs. None of the Company's associates are covered by a collective bargaining agreement. Management believes that the Company's relations with its associates are excellent.

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

         The Company's principal executive offices are located in a 20,550 square foot leased building located in Birmingham, Alabama. The Company has an additional 37,000 square foot leased building located in Irondale, Alabama. Both leases involve related parties. The Birmingham, Alabama office space lease extends to January 31, 2006, and the Irondale, Alabama office space is leased month-to-month. In addition, the Company leases approximately 4,025 square feet of office space in Nashville, Tennessee which extends to January 31, 2006.

         American Wholesale owns its wholesale distribution center that is located in an approximately 290,000 square foot facility located in Florence, Alabama. During fiscal 1995 and 1996, the Company financed the acquisition and construction of the wholesale distribution facility through loans obtained from the proceeds of an industrial revenue bond, which are secured by a mortgage interest in this facility. The Company also leases, from a related party, a second warehouse facility, which is located in an approximately 210,000 square foot facility in Tuscumbia, Alabama. In addition, the Company leases all of the tractors that pull the company owned trailers, which comprise its transportation fleet.

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information under the heading "Market and Dividend Information" on page 28 (inside back cover) of the Annual Report to Stockholders for the year ended February 1, 2003 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The information under the heading "Selected Consolidated Financial Data" for the years ended January 30, 1999, through February 1, 2003 on page 4 of the Annual Report to Stockholders for the year ended February 1, 2003, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the heading "Management's Discussion & Analysis of Financial Condition & Results of Operations" on pages 6 through 10 of the Annual Report to Stockholders for the year ended February 1, 2003 is incorporated herein by reference.

ITEM 7.A. MARKET RISK

         The Company is subject to interest rate fluctuations involving its credit facilities. The average amount of debt outstanding under the Company's credit facilities was $65.9 million during fiscal 2003. However, the Company utilizes both fixed and variable debt to manage this exposure. On February 9, 1998, the Company entered into an interest rate swap agreement, with a five-year term, which carries a notional principal amount of $30.0 million. The swap effectively fixes the interest rate on $30.0 million of variable rate debt at 7.41%. The swap agreement expired on February 11, 2003. The Company entered into two separate $10 million swaps on July 24, 2002. Both expire August 2005 and effectively fix the interest rate on $20 million of variable debt at 5.13%. Also, on May 14, 1996, the Company entered into an interest rate swap agreement, with a ten-year term, which carries a notional principal amount of $7.5 million. The swap effectively fixes the interest rate on $7.5 million of variable rate debt at 7.98%. The swap agreement expires on June 7, 2006. The counter parties to the interest rate swaps are parties to the Company's revolving credit facilities. The Company believes the credit and liquidity risk of the counter parties failing to meet their obligations is remote as the Company settles its interest position with the banks on a quarterly basis. All of the Company's financial instruments that are sensitive to market risk are entered into for purposes other than trading.

        To illustrate the sensitivity of the results of operations to changes in interest rates on its debt, the Company estimates that a 66% increase in LIBOR rates would increase interest expense by approximately $326,000 for the year ending January 31, 2004. Likewise, a 66% decrease in LIBOR rates would decrease interest expense by $326,000 for the year ending January 31, 2004. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years. The estimates also assume a level of debt consistent with the year-ended February 1, 2003 level and do not consider the effect of the potential termination of the interest rate swaps associated with the debt will have on interest expense.

         The information in note 3 "Debt and Lines of Credit" in the Notes to Consolidated Financial Statements on page 20 of the Annual Report to Stockholders for the year ended February 1, 2003 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Registrant and its subsidiaries included in the Annual Report to Stockholders for the year ended February 1, 2003 are incorporated herein by reference:

         Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002
           (as restated).

         Consolidated Statements of Operations for the Fiscal Years Ended
           February 1, 2003, February 2, 2002 (as restated), and February 3, 2001 (as restated).

         Consolidated Statements of changes in Stockholders' Equity for the Fiscal Years Ended February 1, 2003, February 2, 2002 (as restated), and February 3, 2001 (as restated).

         Consolidated Statements of Cash Flows for the Fiscal Years Ended
           February 1, 2003, February 2, 2002 (as restated), and February 3, 2001 (as restated).

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.

         The information under the heading "Summary of Quarterly Results
           (Unaudited)" on page 26 of the Annual Report to Stockholders for the Fiscal Years Ended February 1, 2003 and February 2, 2002 (as restated) is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Arthur Andersen, LLP was the Company's independent accountants for fiscal 2002 and had been its independent accountants since its initial public offering in 1992. The Company dismissed Arthur Andersen, LLP as its independent accountants on April 26, 2002. The decision to dismiss Arthur Andersen as the Company's independent accountants was recommended and approved by the Audit Committee of the Board of Directors. Arthur Andersen's report on the Company's financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during the two most recent fiscal years and since the end of fiscal year 2002, there were no disagreements with Arthur Andersen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its report.

                  The Company engaged Deloitte & Touche LLP as its independent auditors for fiscal 2003 in May 2002.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The sections under the heading "Proposal I-Election of Directors" entitled "Nominee for Election - Term Expiring 2006", "Incumbent Directors - Term Expiring 2004" and "Incumbent Directors - Term Expiring 2005" on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 5, 2003, are incorporated herein by reference for information on the directors of the Registrant.

EXECUTIVE OFFICERS

         All executive officers of the Company are elected annually by and serve at the discretion of the Board of Directors. The executive officers of the Company are listed below:

----------------------- -------- --------------------------------------------------------
         NAME             AGE                   POSITION WITH THE COMPANY
----------------------- -------- --------------------------------------------------------

  Clyde B. Anderson       42        Chairman of the Board and Chief Executive Officer

  Sandra B. Cochran       44                     President and Secretary

  Terrance G. Finley      49      Executive Vice President of Books-A-Million, Inc. and
                                      President of American Internet Services, Inc.

Richard S. Wallington     44                     Chief Financial Officer

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission (the "SEC") and the NASDAQ Stock Market, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, its directors, executive officers and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal 2003.

ITEM 11.  EXECUTIVE COMPENSATION

         The sections under the heading "Executive Compensation," other than those entitled "Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Certain Relationships and Related Transactions" and "Performance Graph", on pages 12 through 20 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 5, 2003 are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section under the heading "Proposal I-Election of Directors" entitled "Beneficial Ownership of Common Stock" on pages 5 and 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 5, 2003 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The sections under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" on pages 14 and 15 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 5, 2003 are incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

         The following Consolidated Financial Statements of Books-A-Million, Inc. and its subsidiaries, included in the Registrant's Annual Report to Stockholders for the fiscal year ended February 1, 2003 are incorporated by reference in Part II, Item 8:

         Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002
           (as restated).

         Consolidated Statements of Operations for the Fiscal Years Ended
           February 1, 2003, February 2, 2002 (as restated), and February 3, 2001 (as restated).

         Consolidated Statements of Changes in Stockholders' Equity for the
           Fiscal Years Ended February 1, 2003, February 2, 2002 (as restated), and February 3, 2001 (as restated).

         Consolidated Statements of Cash Flows for the Fiscal Years Ended
           February 1, 2003, February 2, 2002 (as restated), and February 3, 2001 (as restated).

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.

2.       Financial Statement Schedule:

         Independent Auditors' Report on Financial Statement Schedule.

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

3.       Exhibits

         Exhibit Number
         --------------

              3.1     --   Certificate of Incorporation of the Registrant
                           (incorporated by reference to Exhibit 3.1 to
                           Registration Statement on Form S-1, File No.
                           33-52256, originally filed September 21, 1992).

              3.2     --   Bylaws of the Registrant (incorporated by reference
                           to Exhibit 3.2 to Registration Statement on Form S-1,
                           File No. 33-52256, originally filed September 21,
                           1992).

              4.1     --   See Exhibits 3.1 and 3.2 hereto incorporated herein
                           by reference to the Exhibits of the same number to
                           Registration Statement on Form S-1, File No.
                           33-52256, originally filed September 21, 1992.

              10.1    --   Lease Agreement between First National Bank of
                           Florence, Alabama, as Trustee, and Bookland Stores,
                           Inc. (which is a predecessor of the Registrant), an
                           Alabama corporation, dated January 30, 1991
                           (incorporated by reference to Exhibit 10.1 to
                           Registration Statement on Form S-1, File No.
                           33-52256, originally filed September 21, 1992).

              10.2    --   Amended and Restated Stock Option Plan (incorporated
                           by reference to Exhibit 10.2 to Annual Report on Form
                           10-K for the fiscal year ended January 30, 1999, File
                           No. 0-20664, filed on April 30, 1999).

              10.3    --   Employee Stock Purchase Plan (incorporated by
                           reference to Exhibit 10.7 to Registration Statement
                           on Form S-1, File No. 33-52256, originally filed
                           September 21, 1992). 10.4 -- Amendment to Employee
                           Stock Purchase Plan (incorporated by reference to
                           Exhibit 10.6 to Annual Report on Form 10-K for the
                           fiscal year ended January 29, 1994, File No. 0-20664,
                           filed on April 29, 1994).

              10.5    --   1999 Amended and Restated Employee Stock Purchase
                           Plan (incorporated by reference to Exhibit 10.5 to
                           Annual Report on Form 10-K for the fiscal year ended
                           January 29, 2000, File No. 0-20664, filed on April
                           28, 2000).

              10.6    --   401(k) Plan (together with related documents)
                           (incorporated by reference to Exhibit 10.9 to
                           Registration Statement on Form S-1, File No.
                           33-52256, originally filed September 21, 1992).

              10.7    --   Shareholders Agreement dated as of September 1, 1992
                           (incorporated by reference to Exhibit 10.9 to Annual
                           Report on Form 10-K for the fiscal year ended January
                           31, 1993, File No. 0-20664, filed May 3, 1993).

              10.8    --   Executive Incentive Plan (incorporated by reference
                           to Exhibit 10.8 to Annual Report on Form 10-K for the
                           fiscal year ended January 28, 1995, File No. 0-20664,
                           filed April 28, 1995).

              10.19   --   Stock Option Plans for Booksamillion.com, American
                           Internet Service, Inc., Netcentral, Inc. and
                           Faithpoint, Inc. (incorporated by reference to
                           Exhibit 10.19 to Annual Report on Form 10-K for the
                           fiscal year ended February 3, 2001, File No. 0-20664,
                           filed on May 4, 2001).

              10.20   --   Credit agreement dated as of July 1, 2002, between
                           the Company and Bank of America, N.A., Suntrust Bank,
                           N.A., Wells Fargo Bank, N.A., Southtrust Bank, N.A.
                           and Amsouth Bank, N.S. (incorporated by reference to
                           Exhibit 10.20 to Form 10-Q for the quarter ended
                           August 3, 2002).

                 13   --   Portions of the Annual Report to Stockholders for the
                           year ended February 1, 2003 that are expressly
                           incorporated by reference into Part II of this
                           Report.

                 21   --   Subsidiaries of the Registrant (incorporated by
                           reference to Exhibit 21 to Annual Report on Form 10-K
                           for the fiscal year ended February 3, 2001, File No.
                           0-20664, filed May 4, 2001).

                 23   --   Consent of Independent Public Accountants to the
                           incorporation of their report on the Company's
                           consolidated financial statements for the fiscal year
                           ended February 1, 2003, into the Registration
                           Statements on Form S-8. (File Nos. 33-72812 and
                           33-86980).

              Reports on Form 8-K

                      None.

(c)      See Item 15(a)(3), the Exhibit Index and the Exhibits attached hereto.

(d)      See Item 15(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BOOKS-A-MILLION, INC.


                                          by:       /s/ Clyde B. Anderson
                                             -----------------------------------
                                             Clyde B. Anderson
                                             Chairman of the Board and Chief
                                             Executive Officer
                                             Date: May 2, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PRINCIPAL EXECUTIVE OFFICER:


      /s/ Clyde B. Anderson
------------------------------------------------------------
Clyde B. Anderson
Chairman of the Board and Chief Executive Officer
Date:  May 2, 2003



PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


      /s/ Richard S. Wallington
--------------------------------------------
Richard S. Wallington
Chief Financial Officer
Date: May 2, 2003



DIRECTORS:


      /s/ Clyde B. Anderson
--------------------------------------------
Clyde B. Anderson
Date: May 2, 2003







      /s/ Charles C. Anderson
--------------------------------------------
Charles C. Anderson
Date: May 2, 2003

DIRECTORS:


      /s/ Ronald G. Bruno
-------------------------------------------
Ronald G. Bruno
Date: May 2, 2003






      /s/ J. Barry Mason
-------------------------------------------
J. Barry Mason
Date: May 2, 2003






      /s/ Terry C. Anderson
--------------------------------------------
Terry C. Anderson
Date: May 2, 2003






      /s/ William H. Rogers, Jr.
--------------------------------------------
William H. Rogers, Jr.
Date: May 2, 2003

                                 CERTIFICATIONS

I, Clyde B. Anderson, certify that:

1. I have reviewed this annual report on Form 10-K of Books-A-Million, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003


                                         /s/ Clyde B. Anderson
                                         -----------------------
                                        Clyde B. Anderson
                                        Chief Executive Officer

I, Richard S. Wallington, certify that:

1. I have reviewed this annual report on Form 10-K of Books-A-Million, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

                            /s/ Richard S. Wallington
                           ---------------------------
                           Richard S. Wallington
                           Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT


To Board of Directors of Books-A-Million, Inc.:

We have audited the consolidated financial statements of Books-A-Million, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002 and for each of the three fiscal years in the period ended February 1, 2003, and have issued our report thereon dated April 30, 2003 (which report expresses an unqualified opinion and includes explanatory paragraphs relating to the restatement described in Note 10 and the adoption of a new accounting principle as described in Note 1 to the consolidated financial statements); such financial statements and report are included in your fiscal 2003 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Books-A-Million, Inc. listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Birmingham, Alabama
April 30, 2003

                                   SCHEDULE 2.


                              BOOKS-A-MILLION, INC.


                        VALUATION AND QUALIFYING ACCOUNTS


  FOR THE YEARS ENDED FEBRUARY 3, 2001, FEBRUARY 2, 2002, AND FEBRUARY 1, 2003


                                                           CHARGED/
                                           BALANCE AT     (CREDITED)     (DEDUCTIONS)/
                                           BEGINNING       TO COSTS       RECOVERIES      BALANCE AT
                                            OF YEAR      AND EXPENSES         NET         END OF YEAR
                                           ----------    ------------    -------------    -----------

FOR THE YEAR ENDED FEBRUARY 3, 2001:
Allowance for doubtful accounts            $1,488,897       $218,044       $(920,060)       $786,881

FOR THE YEAR ENDED FEBRUARY 2, 2002:
Allowance for doubtful accounts            $  786,881       $567,913       $(569,902)       $784,892

FOR THE YEAR ENDED FEBRUARY 1, 2003:
Allowance for doubtful accounts            $  784,892       $276,459       $(349,396)       $711,955