Form 10-Q
period 2003-05-03
BOOKS A MILLION INC
filed 2003-06-17
CIK 891919

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the quarterly period ended:  May 3, 2003
                                                        -------------

                                                      - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transaction period from __________to__________

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

                                 Yes [X]  No [ ]

     Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of June 10, 2003 were 16,243,186 shares.

                                      BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                                       INDEX


                                                                            PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (UNAUDITED)

     Condensed Consolidated Balance Sheets ................................    3

     Condensed Consolidated Statements of Operations ......................    4

     Condensed Consolidated Statements of Cash Flows ......................    5

     Notes to Condensed Consolidated Financial Statements .................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................   12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......   16

Item 4.  Controls and Procedures ..........................................   17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   18

Item 2.  Changes in Securities ............................................   18

Item 3.  Defaults Upon Senior Securities ..................................   18

Item 4.  Submission of Matters of Vote of Security-Holders ................   18

Item 5.  Other Information ................................................   18

Item 6.  Exhibits and Reports on Form 8-K .................................   18

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        AS OF MAY 3, 2003    AS OF FEBRUARY 1, 2003
                                                                       -------------------   ----------------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................            $   4,333             $   4,977
   Accounts receivable, net ..................................                8,409                 7,799
   Related party accounts receivable, net ....................                  308                   437
   Inventories ...............................................              239,453               224,019
   Prepayments and other .....................................                5,345                 5,380
   Deferred income taxes .....................................                5,826                 6,130
                                                                          ---------             ---------
       TOTAL CURRENT ASSETS ..................................              263,674               248,742
                                                                          ---------             ---------
PROPERTY AND EQUIPMENT:
   Gross property and equipment ..............................              161,013               159,368
   Less accumulated depreciation and amortization ............              106,230               102,222
                                                                          ---------             ---------
     NET PROPERTY AND EQUIPMENT ..............................               54,783                57,146
                                                                          ---------             ---------
OTHER ASSETS .................................................                1,744                 1,830
                                                                          ---------             ---------
       TOTAL ASSETS ..........................................            $ 320,201             $ 307,718
                                                                          =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..........................................            $  94,879             $  99,585
   Related party accounts payable ............................                6,412                 9,071
   Accrued expenses ..........................................               22,287                24,790
   Accrued income taxes ......................................                  850                 2,530
   Current portion of long-term debt .........................               26,232                   170
                                                                          ---------             ---------
       TOTAL CURRENT LIABILITIES .............................              150,660               136,146
                                                                          ---------             ---------

LONG-TERM DEBT ...............................................               44,940                44,942
DEFERRED INCOME TAXES ........................................                  778                 1,703
OTHER LONG-TERM LIABILITIES ..................................                1,850                 2,059
                                                                          ---------             ---------
       TOTAL NON-CURRENT LIABILITIES .........................               47,568                48,704
                                                                          ---------             ---------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares
   authorized, no shares outstanding .........................                 --                    --
   Common stock, $.01 par value, 30,000,000 shares authorized,
   18,253,211 and 18,211,706 shares issued at May 3, 2003 and
   February 1, 2003, respectively ............................                  183                   182
   Additional paid-in capital ................................               70,932                70,849
   Less treasury stock, at cost; (2,010,050 shares at May 3,
   2003 and February 1, 2003) ................................               (5,271)               (5,271
   Accumulated other comprehensive loss, net of tax ..........               (1,156)               (1,219)
   Retained earnings .........................................               57,285                58,327
                                                                          ---------             ---------
       TOTAL STOCKHOLDERS' EQUITY ............................              121,973               122,868
                                                                          ---------             ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............            $ 320,201             $ 307,718
                                                                          =========             =========

                                              SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      THIRTEEN WEEKS ENDED
                                                                      --------------------
                                                                  MAY 3, 2003        MAY 4, 2002
                                                                  -----------        -----------
NET SALES ...............................................         $  99,084          $ 101,007
   Cost of products sold (including warehouse
   distribution and store occupancy costs) (1) ..........            74,018             73,475
                                                                  ---------          ---------
GROSS PROFIT ............................................            25,066             27,532
   Operating, selling and administrative expenses .......            21,721             22,791
   Depreciation and amortization ........................             4,084              3,984
                                                                  ---------          ---------
OPERATING INCOME (LOSS) .................................              (739)               757
   Interest expense, net ................................               869                934
                                                                  ---------          ---------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE ...            (1,608)              (177)

   Income taxes benefit .................................              (611)               (68)
                                                                  ---------          ---------
LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT
OF A CHANGE IN ACCOUNTING PRINCIPLE                                    (997)              (109)

DISCONTINUED OPERATIONS (NOTE 10)
   Loss from discontinued operations (including loss on
   disposal of $16) .....................................               (73)                (3)
   Income tax benefit ...................................               (28)                (1)
                                                                  ---------          ---------
LOSS FROM DISCONTINUED OPERATIONS .......................               (45)                (2)
                                                                  ---------          ---------
LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE ...............................................            (1,042)              (111)

   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF DEFERRED INCOME TAX BENEFIT OF
   $736 .................................................              --               (1,201)
                                                                  ---------          ---------
NET LOSS ................................................         $  (1,042)         $  (1,312)
                                                                  =========          =========
NET LOSS PER COMMON SHARE:
BASIC:
    LOSS FROM CONTINUING OPERATIONS BEFORE EFFECT OF A
    CHANGE IN  ACCOUNTING PRINCIPLE .....................         $   (0.06)         $   (0.01)
    LOSS FROM DISCONTINUED OPERATIONS ...................              --                 --
                                                                  ---------          ---------
    LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE ................................             (0.06)             (0.01)
    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE              --                (0.07)
                                                                  ---------          ---------
   NET LOSS .............................................         $   (0.06)         $   (0.08)
                                                                  =========          =========
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC             16,220             16,162
                                                                  =========          =========

DILUTED:
    LOSS FROM CONTINUING OPERATIONS BEFORE EFFECT OF A
    CHANGE IN ACCOUNTING PRINCIPLE .....................          $   (0.06)         $   (0.01)
    LOSS FROM DISCONTINUED OPERATIONS ..................               --                 --
                                                                  ---------          ---------
    LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE ................................             (0.06)             (0.01)
    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE              --                (0.07)
                                                                  ---------          ---------
   NET LOSS .............................................         $   (0.06)         $   (0.08)
                                                                  =========          =========
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
   DILUTED...............................................            16,220             16,162
                                                                  =========          =========


     (1) Inventory purchases from related parties were $11,506 and $10,525, respectively, for each of the periods presented above.

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THIRTEEN WEEKS ENDED
                                                                   --------------------
                                                                MAY 3, 2003      MAY 4, 2002
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss ............................................        $ (1,042)        $ (1,312)
                                                                --------         --------
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Cumulative effect of change in accounting principle            --              1,201
     Depreciation and amortization .....................           4,087            3,998
     Change in deferred income taxes ...................            (660)            (117)
     Increase in inventories ...........................         (15,435)         (17,604)
     Decrease in accounts payable ......................          (7,365)          (4,926)
     Changes in certain other assets and liabilities ...          (4,727)          (4,565)
                                                                --------         --------
        Total adjustments ..............................         (24,100)         (22,013)
                                                                --------         --------
        Net cash used in operating activities ..........         (25,142)         (23,325)
                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................................          (1,646)          (1,067)
   Proceeds from sale of equipment .....................             -                  1
                                                                --------         --------
        Net cash used in investing activities ..........          (1,646)          (1,066)
                                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities ..................          69,870           60,879
   Repayments under credit facilities ..................         (43,810)         (36,532)
   Proceeds from sale of common stock, net .............              84              126
                                                                --------         --------
        Net cash provided by financing activities ......          26,144           24,473
                                                                --------         --------

Net increase (decrease) in cash and cash equivalents ...            (644)              82
Cash and cash equivalents at beginning of period .......           4,977            5,212
                                                                --------         --------

Cash and cash equivalents at end of period .............        $  4,333         $  5,294
                                                                ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the thirteen week period for:
        Interest .......................................        $  1,030         $    860
        Income taxes, net of refunds ...................        $  1,701         $  1,884



                                              SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Books-A-Million, Inc. and its subsidiaries (the "Company") for the thirteen week periods ended May 3, 2003 and May 4, 2002, have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended February 1, 2003, included in the Company's Fiscal 2003 Annual Report on Form 10-K. In the opinion of management, the financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of May 3, 2003, and the results of its operations and cash flows for the thirteen week periods ended May 3, 2003 and May 4, 2002. Certain prior year amounts have been reclassified to conform to current year presentation.

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

     Stock-Based Compensation

          At May 3, 2003 and February 1, 2003, the Company had one stock option plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Pronouncements Bulletin (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation--Transaction and Disclosure--an Amendment of FASB Statement No. 123," to stock-based employee compensation (in thousands except per share amounts):

                                                                        For the Thirteen Weeks Ended
                                                                        ----------------------------
In thousands                                                            May 3, 2003      May 4, 2002
                                                                        -----------      -----------
Net loss, as reported .........................................         $   (1,042)      $  (1,312)
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
tax effects....................................................                328             283
                                                                        ----------       ---------
Pro forma net loss.. ..........................................         $   (1,370)      $  (1,595)
Net loss per common share:
Basic--as reported ............................................         $    (0.06)      $   (0.08)
Basic--pro forma ..............................................         $    (0.08)      $   (0.10)
Diluted--as reported ..........................................         $    (0.06)      $   (0.08)
Diluted--pro forma ............................................         $    (0.08)      $   (0.10)
                                                                        ==========       =========

          The fair value of the options granted under the Company's stock option plan was estimated on their date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 1.01% and 1.21%, respectively; risk-free interest rates of 3.63% to 5.10% and 3.76% to 5.71%, respectively; and expected lives of six or ten years.

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

                                                               For the Thirteen Weeks Ended
                                                                      (in thousands)
                                                               ----------------------------
                                                               May 3, 2003    May 4, 2002
                                                               -----------    -----------
     Weighted average shares outstanding:
          Basic .........................................         16,220         16,162
          Dilutive effect of stock options outstanding...           --             --
                                                                  ------         ------
          Diluted .......................................         16,220         16,162
                                                                  ======         ======

          Options outstanding of 2,555,000 and 2,418,000 for the thirteen weeks ended May 3, 2003 and May 4, 2002 were not included in the table above as they were anti-dilutive.


3.       DERIVATIVE AND HEDGING ACTIVITIES

          The Company is subject to interest rate fluctuations involving its credit facilities and debt related to an Industrial Development Revenue Bond (the "Bond"). However, the Company uses both fixed and variable debt to manage this exposure. On February 9, 1998, the Company entered into an interest rate swap agreement with a five-year term that carried a notional principal amount of $30 million. The swap effectively fixed the interest rate on $30.0 million of variable rate debt at 7.41% and expired February 2003. The Company entered into two separate $10 million swaps on July 24, 2002. Both expire August 2005 and effectively fix the interest rate on $20 million of variable debt at 5.13%. In addition, the Company entered into a $7.5 million interest rate swap in May 1996 that effectively fixes the interest rate on the Bond at 7.98%, and expires in June 2006. The counter parties to the interest rate swaps are two of the Company's primary banks. The Company believes the credit and liquidity risk of the counter parties failing to meet their obligation is remote as the Company settles its interest position with the banks on a quarterly basis.

          The Company's hedges are designated as cash flow hedges. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments are cash flow hedges. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income (loss). Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) may be realized and reflected in the Company's Statements of Operations.

          The derivative instruments are classified as Other Long-Term Liabilities in the accompanying condensed consolidated balance sheets at their fair value of $1.9 million and $2.1 million as of May 3, 2003 and February 1, 2003, respectively. For the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively, adjustments of $63,000 (net of tax of $39,000) and $120,000 (net of tax of $73,000) were recorded as unrealized gains in accumulated other comprehensive loss and are detailed in
     Note 4 below.

4.       COMPREHENSIVE INCOME (LOSS)

          Comprehensive income (loss) is net income or loss, plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to the Company are the unrealized gains (losses) on the derivative instruments explained in Note 3, as follows:

     COMPREHENSIVE LOSS                                            Thirteen Weeks Ended
                                                                      (in thousands)
                                                                   --------------------
                                                               May 3, 2003       May 4, 2002
                                                               -----------       -----------
     Net loss .........................................         ($1,042)         ($1,312)

     Unrealized gains on derivative instruments, net of
     deferred tax provision of $39 and $73,
     respectively .....................................              63              120
                                                               -----------       -----------
     Total comprehensive loss .........................         ($  979)         ($1,192)
                                                               ===========       ===========

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       COMMITMENTS AND CONTINGENCIES

          The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.

          From time to time, the Company enters into certain types of agreements that contingently require the Company to indemnify parties against third party claims. Generally these agreements relate to: (a) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company's request or otherwise on its behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for the Company to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of the Company, (c) real estate leases, under which the Company may agree to indemnify the lessors from claims arising from the Company's use of the property, and (d) agreements with the Company's directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company has Directors and Officers Liability Insurance, which, subject to the policy's conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

          The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, a maximum obligation is not explicitly stated and and therefore the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company's balance sheet at May 3, 2003.

6.       INVENTORY

         Inventories and the method of determining cost were:


         (In thousands)                  May 3, 2003     February 1, 2003
                                       -------------      -------------
         Inventories (at FIFO)         $     239,617      $     224,019
         LIFO reserve                            164              -
                                       -------------      -------------
         Net inventories               $     239,453      $     224,019
                                       =============      =============

          As of February 2, 2003, the Company changed from the first-in, first-out (FIFO) method of accounting for inventories to the last-in, first-out (LIFO) method. Management believes this change is preferable in that it achieves a more appropriate matching of revenues and expenses. The impact of this accounting change was to increase "Costs of Products Sold" in the consolidated statements of operations by $0.2 million for the thirteen weeks ended May 3, 2003. This resulted in an after-tax increase to net loss of $0.1 million or an increase in net loss per diluted share of $0.01, for the thirteen weeks ended May 3, 2003. The cumulative effect of a change in accounting principle from the FIFO method to LIFO method is not determinable. Accordingly, such change has been accounted for prospectively. In addition, pro forma amounts of retroactively applying the change cannot be reasonably estimated and have not been disclosed.

7.       CHANGE IN ACCOUNTING PRINCIPLE

          The Company receives allowances from its vendors from a variety of programs and arrangements, including merchandise placement and cooperative advertising programs. Effective February 3, 2002, the Company adopted the provisions of Emerging Issues Task Force ("EITF") No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which addresses the accounting for vendor allowances. As a result of the adoption of this statement, vendor allowances in excess of incremental direct costs are reflected as a reduction of inventory costs and recognized in cost of products sold upon the sale of related inventory. The impact of the adoption of EITF No. 02-16 is reflected as a cumulative effect of a change in accounting principle as of February 3, 2002 of approximately $1.2 million (net of income tax benefit of $736,000), or $0.07 per diluted share increase to net loss. Prior to fiscal 2003, the Company recognized these vendor allowances over the period covered by the vendor arrangement.

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

          The accounting policies of the segments are substantially the same as those described in the Company's Fiscal 2003 Annual Report on Form 10-K. The Company evaluates performance of the segments based on profit and loss from operations before interest and income taxes. Certain intersegment cost allocations have been made based upon consolidated and segment revenues.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


SEGMENT INFORMATION (IN THOUSANDS)                      Thirteen Weeks Ended
                                                        --------------------
                                                   May 3, 2003       May 4, 2002
                                                   -----------       -----------
     NET SALES

             Retail Trade .................        $  97,778         $  99,423


             Electronic Commerce Trade ....            5,207             5,870


             Intersegment Sales Elimination           (3,901)           (4,286)
                                                   ---------         ---------

                Net Sales .................        $  99,084         $ 101,007
                                                   =========         =========


     OPERATING INCOME (LOSS)

             Retail Trade .................        $    (551)        $     972


             Electronic Commerce Trade ....             (236)             (243)

             Intersegment Elimination of
             Certain Costs ................               48                28
                                                   ---------         ---------

             Total Operating Income (Loss)         $    (739)        $     757
                                                   =========         =========

                                                   As of May 3,    As of February 1,
                                                           2003                 2003
     ASSETS

             Retail Trade .................        $ 319,042         $ 306,542

             Electronic Commerce Trade ....            1,691             1,752

             Intersegment Asset Elimination             (532)             (576)
                                                   ---------         ---------

                 Total Assets .............        $ 320,201         $ 307,718
                                                   =========         =========

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.       RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003, and the adoption of this standard did not have a material impact on financial condition, results of operations or cash flows.

          In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock -Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The disclosures required by this statement are included herein. The Company is currently assessing the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation included in this statement.

          FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", was issued in November 2002. This interpretation requires guarantors to account at fair value for and disclose certain types of guarantees. The interpretation's disclosure requirements became effective for the Company February 1, 2003 and are reflected in Note 5; the interpretation's accounting requirements are effective for guarantees issued or modified after December 31, 2002.

          FIN No. 46, "Consolidation of Variable Interest Entities", was issued in January, 2003. This interpretation requires consolidation of variable interest entities ("VIE") (also formerly referred to as "special purpose entities") if certain conditions are met. The interpretation applies immediately to VIE's created after January 31, 2003, and to interests obtained in VIE's after January 31, 2003. Beginning after June 15, 2003, the interpretation applies also to VIE's created or interests obtained in VIE's before Janaury 31, 2003. The Company believes this interpretation will have no effect on its financial position, results of operations or cash flows.

10.      DISCONTINUED OPERATIONS

          Discontinued operations represent the closure of the Company's only store in a North Carolina market. This store had sales of $349,000 and $304,000 and pretax operating losses of $57,000 and $3,000 for the thirteen-week periods ended May 3, 2003 and May 4, 2002, respectively. Included in the loss on discontinued operations are closing costs of $16,000 for the thirteen weeks ended May 3, 2003.

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

GENERAL

     The Company was founded in 1917 and currently operates 207 retail bookstores, including 164 superstores, concentrated in the southeastern United States.

     The Company's growth strategy is focused on opening superstores in new and existing market areas, particularly in the Southeast. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats.

     Comparable store sales are determined each fiscal quarter during the year based on all stores that have been open at least 12 full months as of the first day of the fiscal quarter. Any stores closed during a fiscal quarter are excluded from comparable store sales as of the first day of the quarter in which they close.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

                                                                                  Thirteen Weeks Ended
                                                                                  --------------------
                                                                                May 3, 2003   May 4, 2002
                                                                                -----------   -----------
Net sales ...............................................................         100.0%        100.0%
Gross profit ............................................................          25.3%         27.3%
Operating, selling and administrative expenses ..........................          21.9%         22.6%
Depreciation and amortization ...........................................           4.1%          3.9%
                                                                                  -----         -----
Operating income (loss) .................................................         (0.7)%          0.7%
Interest expense, net ...................................................           0.9%          0.9%
                                                                                  -----         -----
Loss from continuing operations before income taxes and cumulative effect
     of a change in accounting principle ................................         (1.6)%        (0.2)%
Income taxes benefit ....................................................         (0.6)%        (0.1)%
                                                                                  -----         -----
Loss from continuing operations before cumulative effect of a change in
     accounting principle ...............................................         (1.0)%        (0.1)%
Loss from discontinued operations .......................................         (0.1)%          --
                                                                                  -----         -----
Loss before cumulative effect of a change in accounting principle .......         (1.1)%        (0.1)%
Cumulative effect of change in accounting principle .....................          --           (1.2)%
                                                                                  -----         -----
Net loss ................................................................         (1.1)%        (1.3)%
                                                                                  =====         =====

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Net sales decreased 1.9% to $99.1 million in the thirteen weeks ended May 3, 2003, from $101.0 million in the thirteen weeks ended May 4, 2002. Comparable store sales in the first quarter decreased 2.9% when compared with the same 13-week period for the prior year.

     Gross profit decreased 9.0% to $25.1 million in the thirteen weeks ended May 3, 2003 when compared with the same thirteen week period for the prior year. Gross profit as a percentage of net sales for the thirteen weeks ended May 3, 2003 was 25.3% versus 27.3% in the same period last year. The decrease in gross profit stated as a percent to sales was primarily due to higher occupancy costs as a percentage of sales and increased promotional sales activity. Additionally, as of February 2, 2003, the Company changed from the first-in first-out (FIFO) method of accounting for inventories to the last-in last-out (LIFO) method. The impact of this accounting change was to decrease gross profit in the consolidated statements of operations by $0.2 million for the thirteen weeks ended May 3, 2003. Refer to Note 6 in the notes to the condensed consolidated financial statements for additional information related to this change.

     Operating, selling and administrative expenses decreased 4.7% to $21.7 million from $22.8 million in the thirteen week period ended May 3, 2003 compared to the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended May 3, 2003 decreased to 21.9% from 22.6% in the same period last year. The decrease in operating, selling and administrative expenses stated as a percent to sales was primarily due to strong expense controls in both corporate and store selling expenses.

     Depreciation and amortization increased 2.5% to $4.1 million in the thirteen weeks ended May 3, 2003, from $4.0 million in the thirteen weeks ended May 4, 2002. The increase in depreciation and amortization was due to the increased number of superstores operated by the Company combined with capital improvements made to existing stores during fiscal 2003.

     Interest expense was $869,000 in the thirteen weeks ended May 3, 2003 versus $934,000 in the same period last year. The decrease was due to lower average interest rates versus last year.

     Discontinued operations represent the closure of the Company's only store in a North Carolina market. This store had sales of $349,000 and $304,000 and pretax operating losses of $57,000 and $3,000 for the thirteen-week periods ended May 3, 2003 and May 4, 2002, respectively. Included in the loss on discontinued operations are closing costs of $16,000 for the thirteen weeks ended May 3, 2003.

     Effective February 3, 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 02-16, Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor, which addresses the accounting for vendor allowances. The adoption of this accounting principle resulted in a cumulative after-tax increase to net loss of $1.2 million, or $0.07 per diluted share for the thirteen weeks ended May 4, 2002.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. The Company has an unsecured revolving credit facility that allows borrowings up to $100 million, for which no principal repayments are due until the facility expires in July 2005. The credit facility has certain financial and non-financial covenants. The most restrictive financial covenant is the maintenance of a minimum fixed charge ratio. As of May 3, 2003 and February 1, 2003, $63.6 million and $37.4 million, respectively, were outstanding under this credit facility. The maximum and average outstanding balances during the thirteen weeks ended May 3, 2003 were $73.9 million and $64.4 million, respectively, compared to $64.3 million and $58.7 million, respectively for the same period in the prior year. The outstanding borrowings as of May 3, 2003 had interest rates ranging from 2.06% to 4.25%. Additionally, as of May 3, 2003 and February 1, 2003, the Company has outstanding borrowings under an industrial revenue bond totaling $7.5 million, which is secured by certain property.

Financial Position

     During the thirteen weeks ended May 3, 2003, the Company opened two superstores, closed one superstore and closed one newsstand. The store openings, combined with seasonal fluctuation in inventory, resulted in increased inventory balances at May 3, 2003, as compared to February 1, 2003.

Future Commitments

     The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at May 3, 2003 (in thousands):

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS

                            Total       FY 2004       FY 2005       FY 2006         FY 2007     FY 2008     Thereafter
                          --------      --------      --------      --------      --------      --------    ----------
Notes payable ......      $     72      $     72      $   --        $   --          $ --        $   --        $   --

Short-term debt -
revolving
credit facility ....        26,160        26,160          --            --            --            --            --

Long-term debt -
revolving credit
facility ...........        37,440          --            --          37,440          --            --            --

Long-term debt
-industrial
revenue bond .......         7,500          --            --           7,500          --            --            --

                          --------      --------      --------      --------      --------      --------      --------
Subtotal of debt ...        71,172        26,232          --          44,940          --            --            --

                          --------      --------      --------      --------      --------      --------      --------
Operating leases ...       128,041        20,728        25,546        22,819        17,767        14,270        26,911

Total of obligations      $199,213      $ 46,960      $ 25,546      $ 67,759      $ 17,767      $ 14,270      $ 26,911
                          ========      ========      ========      ========      ========      ========      ========


Guarantees

     From time to time, the Company enters into certain types of agreements that contingently require the Company to indemnify parties against third party claims. Generally these agreements relate to: (a) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company's request or otherwise on its behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for the Company to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of the Company, (c) real estate leases, under which the Company may agree to indemnify the lessors from claims arising from the Company's use of the property, and (d) agreements with the Company's directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company has Directors and Officers Liability Insurance, which, subject to the policy's conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

     The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, a maximum obligation is not explicitly stated and and therefore the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company's balance sheet at May 3, 2003.

Cash Flows

     Operating activities used cash of $25.1 million and $23.3 million in the first thirteen weeks of fiscal 2004 and 2003, respectively, and included the following effects:
o Cash used for inventories in the first thirteen weeks of fiscal 2004 and 2003 was $15.4 million and $17.6 million, respectively, due to seasonal fluctuations in inventory.
o Cash used by accounts payable in the first thirteen weeks of fiscal 2004 and 2003 was $7.4 million and $4.9 million, respectively.
o Depreciation and amortization expenses were $4.1 million and $4.0 million in the first thirteen weeks of fiscal 2004 and 2003, respectively.

     Cash flows used in investing activities reflected a $1.6 million and $1.1 million net use of cash for the first thirteen weeks of fiscal 2004 and 2003, respectively. Cash was used primarily to fund capital expenditures for new store openings, renovation and improvements to existing stores, warehouse distribution purposes and investments in management information systems.

     Financing activities provided cash of $26.1 million and $24.5 million in the first thirteen weeks of fiscal 2004 and 2003, respectively, principally from net borrowings under the revolving credit facility.

OUTLOOK

     For fiscal 2004, the Company currently expects to open approximately six to eight new stores, relocate or remodel approximately 20 to 25 stores and close approximately two to four stores. The Company's capital expenditures totaled $1.6 million in the first thirteen weeks of fiscal 2004. These expenditures were primarily used for new store openings, renovation and improvements to existing stores and investment in management information systems. Management estimates that capital expenditures for the remainder of fiscal 2004 will be approximately $10.8 million and that such amounts will be used primarily for new stores, renovation and improvements to existing stores, and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 2004.

RELATED PARTY ACTIVITIES

     Certain stockholders and directors (including certain officers) of the Company have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities ("related parties") are summarized in the following paragraph.

     The Company purchases a portion of its inventories for resale from related parties; such purchases were $11.5 million in the thirteen weeks ended May 3, 2003, versus $10.5 million in the thirteen weeks ended May 4, 2002. The Company sells a portion of its inventories to related parties; such sales amounted to $0.2 million and $0.1 million in the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively. Management believes the terms of these related party transactions are substantially equivalent to those available from unrelated parties and, therefore, have no significant impact on gross profit.

     The Company also leases certain office, warehouse and retail store space from related parties. Rental expense under these leases was approximately $153,400 And $150,500 In the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively. Total minimum future rental payments under these leases are $394,000 at May 3, 2003.

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

     To illustrate the sensitivity of the results of operations to changes in interest rates on its debt, the Company estimates that a 66% increase in LIBOR rates would increase interest expense by approximately $97,000 for the thirteen weeks ended May 3, 2003. Likewise, a 66% decrease in LIBOR rates would decrease interest expense by $97,000 for the thirteen weeks ended May 3, 2003. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years. The estimates do not consider the effect of the potential termination of the interest rate swaps associated with the debt will have on interest expense.

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

                    None

ITEM 3:  Defaults Upon Senior Securities

                    None

ITEM 4:  Submission of Matters of Vote of Security-Holders

            a. The Company held its Annual Meeting of stockholders on June 5, 2003.
            b.  Not applicable.
            c. At the Company's Annual Meeting, the stockholders voted on the election of directors and on one stockholder proposal regarding the use of Company profits. Set forth below are the results of each matter voted on by the stockholders.

                                       Number of Votes       Number of Votes     Number of Votes
                  Election of             Cast For            Cast Against         Abstaining
                  -----------             --------            ------------         ----------
                Clyde B. Anderson         14,961,838             441,495                   0
                Ronald G. Bruno           15,233,003             170,330                   0
                Stockholder Proposal         271,584           9,916,007              18,940


ITEM 5:  Other Information

                    None

ITEM 6:  Exhibits and Reports on Form 8-K

(A)      Exhibits

                    Exhibit 3i Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 in the Company's Registration Statement on Form S-1 (Capital Registration No. 33-52256)

                    Exhibit 3ii By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.2 in the Company's Registration Statement on Form S-1 (Capital Registration No. 33-52256))

                    Exhibit 23.01. Preferability Letter to Books-A-Million, Inc. from Deloitte & Touche LLP

(B)      Reports on Form 8-K

                    None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                              BOOKS-A-MILLION, INC.


Date: June 16, 2003                              by:/s/ Clyde B. Anderson
                                                   ----------------------
                                                 Clyde B. Anderson
                                                 Chief Executive Officer


Date: June 16, 2003                          by:/s/ Richard S. Wallington
                                               --------------------------
                                             Richard S. Wallington
                                             Chief Financial Officer

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

Date: June 16, 2003                                       _/s/ Clyde B. Anderson
                                                          ----------------------
                                                               Clyde B. Anderson
                                                         Chief Executive Officer



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

Date: June 16, 2003                                   _/s/ Richard S. Wallington
                                                      --------------------------
                                                           Richard S. Wallington
                                                         Chief Financial Officer

                                                                   EXHIBIT 23.01


June 13, 2003

Books-A-Million, Inc.
402 Industrial Lane
Birmingham, Alabama  35211

Dear Sirs/Madams:

At your request, we have read the description included in your Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended May 3, 2003, of the facts relating to the change in accounting for inventories to the Last-in, First-out ("LIFO") method. We believe, on the basis of the facts so set forth and other information furnished to us by appropriate officials of the Company, that the accounting change described in your Form 10-Q is to an alternative accounting principle that is preferable under the circumstances.

We have not audited any consolidated financial statements of Books-A-Million, Inc. (the "Company") and its subsidiaries as of any date or for any period subsequent to February 1, 2003. Therefore, we are unable to express, and we do not express, an opinion on the facts set forth in the above-mentioned Form 10-Q, on the related information furnished to us by officials of the Company, or on the financial position, results of operations, or cash flows of Books-A-Million, Inc. and its subsidiaries as of any date or for any period subsequent to February 1, 2003.


Yours truly,


DELOITTE & TOUCHE LLP

Birmingham, Alabama