Form 10-Q
period 2003-08-02
BOOKS A MILLION INC
filed 2003-09-15
CIK 891919

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-Q

(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

                 For the quarterly period ended: August 2, 2003
                                                 --------------

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

                                 Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of September 12, 2003 were 16,281,324 shares.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (UNAUDITED)

     Condensed Consolidated Balance Sheets .........................           3

     Condensed Consolidated Statements of Operations ...............           4

     Condensed Consolidated Statements of Cash Flows ...............           5

     Notes to Condensed Consolidated Financial Statements ..........           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .................................          12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           17

Item 4.  Controls and Procedures ...................................          18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .........................................          19

Item 2.  Changes in Securities .....................................          19

Item 3.  Defaults Upon Senior Securities ...........................          19

Item 4.  Submission of Matters of Vote of Security-Holders .........          19

Item 5.  Other Information .........................................          19

Item 6.  Exhibits and Reports on Form 8-K ..........................          19

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 AS OF AUGUST 2, 2003   AS OF FEBRUARY 1, 2003
                                                                 --------------------   ----------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .............................            $   5,170             $   4,977
   Accounts receivable, net .............................                6,343                 7,799
   Related party accounts receivable, net ...............                  425                   437
   Inventories ..........................................              227,489               224,019
   Prepayments and other ................................                4,814                 5,380
   Deferred income taxes ................................                5,473                 6,130
                                                                     ---------             ---------
       TOTAL CURRENT ASSETS .............................              249,714               248,742
                                                                     ---------             ---------

PROPERTY AND EQUIPMENT:
   Gross property and equipment .........................              161,265               159,368
   Less accumulated depreciation and amortization .......              109,015               102,222
                                                                     ---------             ---------
     NET PROPERTY AND EQUIPMENT .........................               52,250                57,146
                                                                     ---------             ---------
OTHER ASSETS ............................................                1,697                 1,830
                                                                     ---------             ---------
       TOTAL ASSETS .....................................            $ 303,661             $ 307,718
                                                                     =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .....................................            $  85,258             $  99,585
   Related party accounts payable .......................                8,202                 9,071
   Accrued expenses .....................................               25,010                24,790
   Accrued income taxes .................................                  960                 2,530
   Current portion of long-term debt ....................               22,872                   170
                                                                     ---------             ---------
       TOTAL CURRENT LIABILITIES ........................              142,302               136,146
                                                                     ---------             ---------

LONG-TERM DEBT ..........................................               35,018                44,942
DEFERRED INCOME TAXES ...................................                1,284                 1,703
OTHER LONG-TERM LIABILITIES .............................                1,487                 2,059
                                                                     ---------             ---------
       TOTAL NON-CURRENT LIABILITIES ....................               37,789                48,704
                                                                     ---------             ---------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares
   authorized, no shares outstanding.....................                 --                    --
   Common stock, $.01 par value, 30,000,000 shares
   authorized, 18,259,875 and 18,211,706 shares issued at                  183                   182
   August 2, 2003 and February 1, 2003, respectively
   Additional paid-in capital ...........................               70,943                70,849
   Less treasury stock, at cost; (2,010,050 shares at
   August 2, 2003 and February 1, 2003)..................               (5,271)               (5,271)
   Accumulated other comprehensive loss, net of tax .....                 (931)               (1,219)
   Retained earnings ....................................               58,646                58,327
                                                                     ---------             ---------
       TOTAL STOCKHOLDERS' EQUITY .......................              123,570               122,868
                                                                     ---------             ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......            $ 303,661             $ 307,718
                                                                     =========             =========

                                              SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                                                      --------------------              ----------------------

                                                                AUGUST 2, 2003   AUGUST 3, 2002   AUGUST 2, 2003     AUGUST 3, 2002
                                                                --------------   --------------   --------------     --------------

NET SALES ...............................................       $  113,473        $  104,023        $  212,318        $  204,732
   Cost of products sold (including warehouse
   distribution and store occupancy costs) (1) ..........           82,575            75,971           156,386           149,211
                                                                   -------           -------           -------           -------
GROSS PROFIT ............................................           30,898            28,052            55,932            55,521
   Operating, selling and administrative expenses .......           23,746            23,758            45,409            46,481
   Depreciation and amortization ........................            3,949             3,929             8,017             7,888
                                                                   -------           -------           -------           -------
OPERATING INCOME ........................................            3,203               365             2,506             1,152
   Interest expense, net ................................              848             1,000             1,717             1,934
                                                                   -------           -------           -------           -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE ...............................................            2,355              (635)              789              (782)

   Income taxes provision (benefit) .....................              895              (241)              300              (297)
                                                                   -------           -------           -------           -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE....            1,460              (394)              489              (485)

DISCONTINUED OPERATIONS (NOTE 10)
   Loss from discontinued operations before income taxes
  (including loss on disposal of $120 for the 2003 thirteen
   week period and $136 for the twenty-six week period)..             (160)              (50)             (275)              (83)
   Income tax benefit ...................................               61                19               105                32
                                                                   -------           -------           -------           -------
     LOSS FROM DISCONTINUED OPERATIONS ..................              (99)              (31)             (170)              (51)
                                                                   -------           -------           -------           -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE ....................................            1,361              (425)              319              (536)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE, NET OF DEFERRED INCOME TAX BENEFIT OF $736...               --                --                --             (1,201)
                                                                   -------           -------           -------           -------
NET INCOME (LOSS) .......................................       $    1,361        $     (425)       $      319        $   (1,737)
                                                                   =======           =======           =======           =======
NET INCOME (LOSS) PER COMMON SHARE:
BASIC:
    INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    EFFECT OF A CHANGE IN  ACCOUNTING PRINCIPLE..........       $     0.09        $   (0.03)        $     0.03        $   (0.03)

    LOSS FROM DISCONTINUED OPERATIONS ...................            (0.01)             --               (0.01)            --
                                                                   -------           -------           -------           -------
    INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE ................................             0.08            (0.03)              0.02            (0.03)
   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING  PRINCIPLE            --                --                --               (0.08)
                                                                    ------           -------           -------           -------
   NET INCOME (LOSS) ....................................       $     0.08        $   (0.03)        $     0.02        $   (0.11)
                                                                   =======           =======           =======           =======
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC.           16,248            16,199            16,234            16,181
                                                                   =======           =======           =======           =======
DILUTED:
    INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE ..........       $     0.09        $   (0.03)        $     0.03        $   (0.03)
    LOSS FROM DISCONTINUED OPERATIONS ...................            (0.01)             --               (0.01)            --
                                                                   -------           -------           -------           -------
    INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE ................................             0.08            (0.03)              0.02            (0.03)
    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE.            --                --                --              (0.08)
                                                                   -------           -------           -------           -------
    NET INCOME (LOSS) ....................................      $     0.08        $   (0.03)        $     0.02        $   (0.11)
                                                                   =======           =======           =======           =======
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
   DILUTED ..............................................           16,518            16,199            16,435           16,181
                                                                   =======           =======           =======           =======

     (1) Inventory purchases from related parties were $6,150, $2,995, $17,656 and $13,520, respectively, for each of the periods presented above.

                       SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               TWENTY-SIX WEEKS ENDED
                                                                               ----------------------
                                                                        AUGUST 2, 2003        AUGUST 3, 2002
                                                                        --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .........................................              $  319            $  (1,737)
                                                                           -------              -------
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Cumulative effect of change in accounting principle .....                --                  1,201
     Depreciation and amortization ...........................               8,017                7,888
     Loss on disposal of property ............................                 453                 --
     Change in deferred income taxes .........................                  62                 (431)
     Increase in inventories .................................              (3,471)             (13,113)
     Decrease in accounts payable ............................             (15,196)             (12,639)
     Changes in certain other assets and liabilities .........                 624                 (211)
                                                                           -------              -------
        Total adjustments ....................................              (9,511)             (17,305)
                                                                           -------              -------
        Net cash used in operating activities ................              (9,192)             (19,042)
                                                                           -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ......................................              (3,507)              (4,710)
   Proceeds from sale of equipment ...........................                  19                   16
                                                                           -------              -------
        Net cash used in investing activities ................              (3,488)              (4,694)
                                                                           -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities ........................             108,220              102,176
   Repayments under credit facilities ........................             (95,442)             (78,278)
   Proceeds from sale of common stock, net ...................                  95                  126
                                                                           -------              -------
        Net cash provided by financing activities ............              12,873               24,024
                                                                           -------              -------
Net increase in cash and cash equivalents ....................                 193                  288
Cash and cash equivalents at beginning of period .............               4,977                5,212
                                                                           -------              -------
Cash and cash equivalents at end of period ...................              $5,170            $   5,500
                                                                           =======              =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the twenty-six week period for:
            Interest .........................................              $1,770            $   1,787
            Income taxes, net of refunds .....................              $1,704            $   1,890


                             SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Books-A-Million, Inc. and its subsidiaries (the "Company") for the thirteen and twenty-six week periods ended August 2, 2003 and August 3, 2002, have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended February 1, 2003, included in the Company's Fiscal 2003 Annual Report on Form 10-K. In the opinion of management, the financial statements included herein contain all adjustments (consisting only of normal recurring adjustments except for the change in the accounting principle as discussed in Note 7) considered necessary for a fair presentation of the Company's financial position as of August 2, 2003, and the results of its operations and cash flows for the thirteen and twenty-six week periods ended August 2, 2003 and August 3, 2002. Certain prior year amounts have been reclassified to conform to current year presentation.

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

     Stock-Based Compensation

          At August 2, 2003 and February 1, 2003, the Company had one stock option plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Pronouncements Bulletin (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation--Transaction and Disclosure--an Amendment of FASB Statement No. 123," to stock-based employee compensation (in thousands except per share amounts):

                                                       For the Thirteen Weeks Ended           For the Twenty-Six Weeks Ended
                                                       ----------------------------           ------------------------------
In thousands                                         August 2, 2003      August 3, 2002      August 2, 2003     August 3, 2002
                                                     --------------      --------------      --------------     --------------
Net income (loss), as reported ..........               $  1,361           $  (425)            $  319            $  (1,737)
Deduct:  Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of  tax effects.............                     328               283                656                  566
                                                     --------------      --------------      --------------     --------------
Pro forma net loss ......................                  1,033              (708)              (337)              (2,303)
Net income (loss) per common share:
Basic--as reported ......................               $   0.08           $ (0.03)            $ 0.02            $   (0.11)
Basic--pro forma ........................               $   0.06           $ (0.04)            $(0.02)           $   (0.14)
Diluted--as reported ....................               $   0.08           $ (0.03)            $ 0.02            $   (0.11)
Diluted--pro forma ......................               $   0.06           $ (0.04)            $(0.02)           $   (0.14)
                                                     ==============     ==============       ==============     ==============

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

2.       NET INCOME (LOSS) PER SHARE

          Basic net income (loss) per share ("EPS") is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS has been computed based on the weighted average number of shares outstanding including the effect of outstanding stock options, if dilutive, in each respective thirteen and twenty-six week period. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                                For the Thirteen Weeks Ended
                                                                      (in thousands)
                                                                ----------------------------
                                                             August 2, 2003      August 3, 2002
                                                             --------------      --------------
     Weighted average shares outstanding:
          Basic ......................................            16,248            16,199
          Dilutive effect of stock options outstanding               270              --
                                                                  ------            ------
          Diluted ....................................            16,518            16,199
                                                                  ======            ======

                                                                For the Twenty-Six Weeks Ended
                                                                       (in thousands)
                                                                ----------------------------
                                                             August 2, 2003      August 3, 2002
                                                             --------------      --------------
     Weighted average shares outstanding:
          Basic ......................................            16,234            16,181
          Dilutive effect of stock options outstanding               201              --
                                                                  ------            ------
          Diluted ....................................            16,435            16,181
                                                                  ======            ======

          Options outstanding to purchase 2,509,000 and 2,399,000 shares of common stock for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively, were not included in the table above as they were anti-dilutive under the treasury stock method.

3.       DERIVATIVE AND HEDGING ACTIVITIES

          The Company is subject to interest rate fluctuations involving its credit facilities and debt related to an Industrial Development Revenue Bond (the "Bond"). However, the Company uses both fixed and variable debt to manage this exposure. On February 9, 1998, the Company entered into an interest rate swap agreement with a five-year term that carried a notional principal amount of $30 million. The swap effectively fixed the interest rate on $30.0 million of variable rate debt at 7.41% and expired February 2003. The Company entered into two separate $10 million swaps on July 24, 2002. Both expire August 2005 and effectively fix the interest rate on $20 million of variable debt at 5.13%. In addition, the Company entered into a $7.5 million interest rate swap in May 1996 that expires in June 2005 and effectively fixes the interest rate on the bond at 7.98%. The counter parties to the interest rate swaps are two primary banks in the Company's credit facility. The Company believes the credit and liquidity risk of the counter parties failing to meet their obligation is remote as the Company settles its interest position with the banks on a quarterly basis.

          The Company's interest rate swaps that convert variable payments to fixed payments are designated as cash flow hedges. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income (loss). Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) may be realized and reflected in the Company's Statements of Operations.

          The interest rate swaps described above are classified as Other Long-Term Liabilities in the accompanying condensed consolidated balance sheets at their fair value of $1.5 million and $2.1 million as of August 2, 2003 and February 1, 2003, respectively. For the thirteen weeks ended August 2, 2003 and August 3, 2002, respectively, unrealized gains or (losses) of $225,000 (net of tax provision of $138,000) and ($230,000) (net of tax benefit of $141,000) and in the twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively, adjustments of $288,000 (net of tax provision of $176,000) and ($109,000) (net of tax benefit of $68,000) were recorded as unrealized gains or losses in accumulated other comprehensive loss and are detailed in Note 4.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       COMPREHENSIVE INCOME (LOSS)


          Comprehensive income (loss) is net income or loss, plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to the Company are the unrealized gains (losses) on the derivative instruments explained in Note 3, as follows:


     COMPREHENSIVE INCOME (LOSS)                       Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                                          (in thousands)                          (in thousands)
                                                       --------------------                   ----------------------
                                                August 2, 2003      August 3, 2002       August 2, 2003     August 3, 2002
                                                --------------      --------------       --------------     --------------
     Net income (loss) ................            $ 1,361            ($  425)            $   319            ($1,737)

     Unrealized gains (losses) on
     derivative instruments, net of
     deferred tax provision (benefit)
     for the thirteen-week periods of
     $138 and ($141), respectively,
     and the twenty-six week periods of
     $176 and ($68), respectively .....                225               (230)                288               (109)
                                               --------------      --------------       --------------     --------------
     Total comprehensive income
     (loss) ...........................            $ 1,586            ($  655)            $   607            ($1,846)
                                               ==============      ==============       ==============     ==============

5.       COMMITMENTS AND CONTINGENCIES

          The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.

          From time to time, the Company enters into certain types of agreements that require the Company to indemnify parties against third party claims under certain circumstances. Generally these agreements relate to: (a) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company's request or otherwise on its behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for the Company to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of the Company, and (c) real estate leases, under which the Company may agree to indemnify the lessors from claims arising from the Company's use of the property.

          The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, a maximum obligation is not explicitly stated and therefore the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company's balance sheet at August 2, 2003 and February 2, 2003.

6.       INVENTORIES

          As of February 2, 2003, the Company changed from the first-in, first-out (FIFO) method of accounting for inventories to the last-in, first-out (LIFO) method. Management believes this change is preferable in that it achieves a more appropriate matching of revenues and expenses. The impact of this accounting change was to increase "Costs of Products Sold" in the consolidated statements of operations by $0.1 million and $0.3 million for the thirteen and twenty-six weeks ended August 2, 2003. This resulted in an after-tax decrease to net income of $0.1 million or a decrease in net income per diluted share of $0.01, for the thirteen weeks ended August 2, 2003, and an after-tax decrease to net income of $0.2 million or a decrease in net income per diluted share of $0.01, for the twenty-six weeks ended August 2, 2003. The cumulative effect of a change in accounting principle from the FIFO method to LIFO method is not determinable. Accordingly, such change has been accounted for prospectively. In addition, pro forma amounts of retroactively applying the change cannot be reasonably estimated and have not been disclosed.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Inventories were:

     (In thousands)                   August 2, 2003       February 1, 2003
                                      --------------       ---------------
     Inventories (at FIFO)            $    227,818          $     224,019
     LIFO reserve                             (329)                    -
                                      --------------       ---------------
     Net inventories                  $    227,489          $     224,019
                                      ==============       ===============

7.       VENDOR ALLOWANCES


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

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SEGMENT INFORMATION (IN THOUSANDS)               Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                                ----------------------                 ------------------------
                                           August 2, 2003     August 3, 2002     August 2, 2003     August 3, 2002
                                           --------------     --------------     --------------     --------------
NET SALES .........................

     Retail Trade .................        $  111,948         $  102,872         $  209,487         $  201,997

     Electronic Commerce Trade ....             6,289              5,272             11,496             11,142

     Intersegment Sales Elimination            (4,764)            (4,121)            (8,665)            (8,407)
                                           ----------         ----------         ----------         ----------
         Total Sales ..............        $  113,473         $  104,023         $  212,318         $  204,732
                                           ==========         ==========         ==========         ==========

OPERATING INCOME (LOSS)


     Retail Trade .................        $    3,606         $      510         $    3,097              1,512

     Electronic Commerce Trade ....              (461)              (153)              (697)              (396)

     Intersegment Elimination of
     Certain Costs ................                58                  8                106                 36
                                           ----------         ----------         ----------         ----------
     Total Operating Income .......        $    3,203         $      365         $    2,506         $    1,152
                                           ==========         ==========         ==========         ==========

                                           As of August 2,     As of February 1,
                                                     2003                  2003
                                           ---------------     -----------------
ASSETS
     Retail Trade .................        $  302,437              $  306,542

     Electronic Commerce Trade ....             1,788                   1,752

     Intersegment Asset Elimination              (564)                   (576)
                                           ----------              ----------
         Total Assets .............        $  303,661              $  307,718
                                           ==========              ==========

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.       RECENT ACCOUNTING PRONOUNCEMENTS

          FIN No. 46, "Consolidation of Variable Interest Entities", was issued in January 2003. This interpretation requires consolidation of variable interest entities ("VIE") (also formerly referred to as "special purpose entities") if certain conditions are met. The interpretation applies immediately to VIE's created after January 31, 2003, and to interests obtained in VIE's after January 31, 2003. Beginning after June 15, 2003, the interpretation applies also to VIE's created or interests obtained in VIE's before Janaury 31, 2003. The Company is currently evaluating the impact of adopting this statement on its financial position, results of operations or cash flows.


10.      DISCONTINUED OPERATIONS

          Discontinued operations represent the closure of the Company's only stores in a North Carolina and a Georgia market. These stores had sales of $416,000 and $631,000 and pretax operating losses of $160,000 and $50,000 for the thirteen-week periods ended August 2, 2003 and August 3, 2002, respectively. For the twenty-six weeks ended August 2, 2003 and August 3, 2002, these stores had sales of $1,004,000 and $1,233,000 and pretax operating losses of $275,000 and $83,000. Included in the loss on discontinued operations are closing costs of $120,000 and $136,000 for the thirteen and twenty-six week periods ended August 2, 2003.

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

GENERAL

     The Company was founded in 1917 and currently operates 203 retail bookstores, including 162 superstores, concentrated in the southeastern United States.

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

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

                                                      Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                      --------------------             ----------------------
                                               August 2, 2003    August 3, 2002   August 2, 2003    August 3, 2002
                                               --------------    --------------   --------------    --------------
Net sales ............................             100.0%           100.0%            100.0%            100.0%
Gross profit .........................              27.2%            27.0%             26.3%             27.1%
Operating, selling and administrative
     expenses.........................              20.9%            22.8%             21.3%             22.7%
Depreciation and amortization ........               3.5%             3.8%              3.8%              3.9%
                                                   -----            -----             -----             -----
Operating income (loss) ..............               2.8%             0.4%              1.2%              0.5%
Interest expense, net ................               0.7%             1.0%              0.8%              0.9%
                                                   -----            -----             -----             -----
Income (Loss) from continuing
     operations before income taxes
     and cumulative effect of a change
     in accounting principle..........               2.1%            (0.6)%             0.4%             (0.4)%
Income taxes benefit .................               0.9%            (0.3)%             0.1%             (0.1)%
                                                   -----            -----             -----             -----
Income (Loss) from continuing
     operations before cumulative
     effect of a change in  accounting
     principle........................               1.2%            (0.3)%             0.3%             (0.3)%
Loss from discontinued operations ....               --              (0.1)%            (0.1)%             --
                                                   -----            -----             -----             -----
Income (Loss) before cumulative effect
     of a change in accounting
     principle........................               1.2%            (0.4)%             0.2%             (0.3)%
Cumulative effect of change in
     accounting principle.............               --               --                --               (0.6)%
                                                   -----            -----             -----             -----
Net income (loss) ....................               1.2%            (0.4)%             0.2%             (0.9)%
                                                   =====            =====             =====             =====

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Net sales increased 9.1% to $113.5 million in the thirteen weeks ended August 2, 2003, from $104.0 million in the thirteen weeks ended August 3, 2002. Net sales increased 3.7% to $212.3 million in the twenty-six weeks ended August 2, 2003, from $204.7 million in the twenty-six weeks ended August 3, 2002. Comparable store sales in the thirteen weeks ended August 2, 2003 increased 6.0% when compared with the same thirteen week period for the prior year. The increase in comparable store sales for the thirteen weeks was due to higher sales in the book, collector and cafe departments. The book sales increase was primarily driven by Harry Potter sales and related traffic. The increase in collector sales was primarily related to Yu-Gi-Oh sales. The cafe department sales increase was led by the Company's new cold beverage product line of frappes as well as store traffic. Comparable store sales increased 1.7% for the twenty-six weeks ended August 2, 2003 due to higher sales in the collector and cafe departments. The collector sales increase was due to Yu-Gi-Oh sales and the cafe sales increase was due to sales of the Company's new cold beverage product line of frappes as well as increased store traffic. During the thirteen weeks ended August 2, 2003, the Company closed two superstores and closed two newsstands.

     Net sales for the retail trade segment increased $9.0 million, or 8.8%, to $111.9 million in the thirteen weeks ended August 2, 2003 from $102.9 million in the same period last year. The increase in sales was primarily due to higher comparable store sales, which increased 6.0% for the thirteen weeks. Net sales for the retail trade segment increased $7.5 million, to $209.5 million for the twenty-six weeks ended August 2, 2003, due to the improved sales during the second quarter. Net sales for the electronic commerce segment increased $1.0 million, or 19.3%, to $6.3 million in the thirteen weeks ended August 2, 2003 related to Harry Potter sales. For the twenty-six weeks ended August 2, 2003, net sales for the electronic commerce segment increased $0.4 million, to $11.5 million from $11.1 million in the same period last year.

     Gross profit increased 10.1% to $30.9 million in the thirteen weeks ended August 2, 2003 when compared with $28.1 million in the same thirteen week period for the prior year. For the twenty-six weeks ended August 2, 2003, gross profit increased 0.7% to $55.9 million from $55.5 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended August 2, 2003 was 27.2% versus 27.0% in the same period last year. Gross profit as a percentage of net sales for the twenty-six weeks ended August 2, 2003 was 26.3% versus 27.1% in the same period last year. The increase in gross profit stated as a percent of net sales for the thirteen week period was primarily due to lower occupancy costs as a percentage of net sales, which was the result of higher comparable store sales while occupancy costs are relatively fixed. The decrease in gross profit stated as a percent to sales for the twenty-six week period was primarily due to higher occupancy costs as a percentage of net sales and increased promotional sales activity. Additionally, as of February 2, 2003, the Company changed from the first-in first-out (FIFO) method of accounting for inventories to the last-in last-out (LIFO) method. The impact of this accounting change was to decrease gross profit in the consolidated statements of operations by $0.1 million and $0.3 million for the thirteen and twenty-six week periods ended August 2, 2003. Refer to Note 6 in the notes to the condensed consolidated financial statements for additional information related to this change.

     Operating, selling and administrative expenses were $23.7 million in the thirteen week period ended August 2, 2003 compared to $23.8 million in the same period last year. For the twenty-six weeks ended August 2, 2003, operating, selling and administrative expenses decreased to $45.4 million from $46.5 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended August 2, 2003 decreased to 20.9% from 22.8% in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the twenty-six weeks ended August 2, 2003 decreased to 21.3% from 22.7% in the same period last year. The decrease in operating, selling and administrative expenses stated as a percent to sales was primarily due to strong expense controls in both corporate and store selling expenses. Additionally, store advertising expenses were lower than last year due to less promotions than normal.

     Depreciation and amortization was $3.9 million in each of the thirteen week periods ended August 2, 2003 and August 3, 2002, and in the twenty-six week period ended August 2, 2003 depreciation and amortization increased 1.6% to $8.0 million from $7.9 million in the same period last year. The increase in depreciation and amortization was due to the increased number of superstores operated by the Company combined with capital improvements made to existing stores during fiscal 2003 and fiscal 2004.

     Consolidated operating profit was $3.2 million for the thirteen weeks ended August 2, 2003, compared to $0.4 million in the same period last year. For the twenty-six weeks ended August 2, 2003, consolidated operating profit was $2.5 million versus $1.2 million last year. Operating profit for the retail trade segment increased $3.1 million for the thirteen weeks ended August 2, 2003 and $1.6 million for the twenty-six week period ended August 2, 2003. The increase in operating profit was due to strong profit growth in the second quarter driven primarily by the stronger comparable store sales. The operating loss for the electronic commerce segment was $0.5 million for the thirteen weeks ended August 2, 2003 versus an operating loss of $0.2 million in the same period last year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The slight increase in losses was due to more promotional discounting related to Harry Potter. For the twenty-six week period, the operating loss for the electronic commerce segment was $0.7 million compared to $0.4 million last year due to the promotional discounting during the second quarter.

     Interest expense was $848,000 in the thirteen weeks ended August 2, 2003 versus $1.0 million in the same period last year and $1.7 million in the twenty-six weeks ended August 2, 2003 versus $1.9 million in the same period last year. The decrease was due to lower average interest rates compared with last year.

     Discontinued operations represent the closure of the Company's only stores in a North Carolina and a Georgia market. These stores had sales of $416,000 and $631,000 and pretax operating losses of $160,000 and $50,000 for the thirteen-week periods ended August 2, 2003 and August 3, 2002, respectively. For the twenty-six weeks ended August 2, 2003 and August 3, 2002, these stores had sales of $1,004,000 and $1,233,000 and pretax operating losses of $275,000 and $83,000. Included in the loss on discontinued operations are closing costs of $120,000 and $136,000 for the thirteen and twenty-six week periods ended August 2, 2003.

     Effective February 3, 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 02-16, Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor, which addresses the accounting for vendor allowances. The adoption of this accounting principle resulted in a cumulative after-tax increase to net loss of $1.2 million, or $0.07 per diluted share, for the twenty-six weeks ended August 3, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. The Company has an unsecured revolving credit facility that allows borrowings up to $100 million, for which no principal repayments are due until the facility expires in July 2005. The credit facility has certain financial and non-financial covenants. The most restrictive financial covenant is the maintenance of a minimum fixed charge ratio. As of August 2, 2003 and February 1, 2003, $50.3 million and $37.4 million, respectively, were outstanding under this credit facility. The Company expects that the current portion of long-term debt will be repaid by the end of the current fiscal year with cash flows from the holiday selling season. The maximum and average outstanding balances during the thirteen weeks ended August 2, 2003 were $77.6 million and $68.7 million, respectively, compared to $71.2 million and $64.6 million, respectively for the same period in the prior year. The maximum and average outstanding balances during the twenty-six weeks ended August 2, 2003 were $77.6 million and $66.5 million, respectively, compared to $71.2 million and $61.7 million, respectively for the same period in the prior year. The outstanding borrowings as of August 2, 2003 had interest rates ranging from 1.95% to 4.25%. Additionally, as of August 2, 2003 and February 1, 2003, the Company has outstanding borrowings under an industrial revenue bond totaling $7.5 million, which is secured by certain property.

Financial Position

     Inventory balances at August 2, 2003 compared to February 1, 2003 increased due to seasonal fluctuation in inventory. Inventory levels are lowest at February 1, 2003 due to large post holiday returns. Accounts payable at August 2, 2003 compared to February 1, 2003 decreased due to timing of inventory purchases and vendor payments.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Future Commitments

     The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at August 2, 2003 (in thousands):

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS

                          Total        FY 2004      FY 2005      FY 2006       FY 2007      FY 2008     Thereafter
                        ---------     ---------    ---------    ---------    ---------    ---------     ---------
Notes payable ......    $      50     $      50    $    --      $    --      $    --      $    --       $    --

Short-term debt -
revolving
credit facility (1)..      22,822        22,822         --           --           --           --            --

Long-term debt -
revolving
credit facility.....       27,518          --           --         27,518         --           --            --

Long-term debt
-industrial
revenue bond........        7,500          --           --          7,500         --           --            --
                        ---------     ---------    ---------    ---------    ---------    ---------     ---------
Subtotal of debt ...       57,890        22,872         --         35,018         --           --            --
Operating leases ...      127,079        14,482       26,814       24,086       18,848       15,325        27,524
                        ---------     ---------    ---------    ---------    ---------    ---------     ---------
Total of obligations    $ 184,969     $  37,354    $  26,814    $  59,104    $  18,848    $  15,325     $  27,524
                        =========     =========    =========    =========    =========    =========     =========

     (1) These payments are not required in fiscal 2004, but are anticipated due to normal seasonal fluctuations in cash flows due to the holiday selling season during the second half of fiscal 2004.

Guarantees

     From time to time, the Company enters into certain types of agreements that contingently require the Company to indemnify parties against third party claims. Generally these agreements relate to: (a) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company's request or otherwise on its behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for the Company to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of the Company and (c) real estate leases, under which the Company may agree to indemnify the lessors from claims arising from the Company's use of the property.

     The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, a maximum obligation is not explicitly stated and and therefore the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company's balance sheet at August 2, 2003.

Cash Flows

     Operating activities used cash of $9.2 million and $19.0 million in the twenty-six week periods ended August 2, 2003 and August 3, 2002, respectively, and included the following effects:
o        Cash used for inventories in the twenty-six week periods ended
         August 2, 2003 and August 3, 2002 was $3.5 million and $13.1 million, respectively. The smaller usage in the current period was due to higher sales versus last year.
o Cash used by accounts payable in the twenty-six week periods ended August 2, 2003 and August 3, 2002 was $15.2 million and $12.6 million, respectively.
o Depreciation and amortization expenses were $8.1 million and $8.0 million in the twenty-six week periods ended August 2, 2003 and August 3, 2002, respectively.

     Cash flows used in investing activities reflected a $3.5 million and $4.7 million net use of cash for the twenty-six week periods ended August 2, 2003 and August 3, 2002, respectively. Cash was used primarily to fund capital expenditures for new store openings, renovation and improvements to existing stores, warehouse distribution purposes and investments in management information systems.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Financing activities provided cash of $12.9 million and $24.0 million in the twenty-six week periods ended August 2, 2003 and August 3, 2002, respectively, principally from net borrowings under the revolving credit facility.

OUTLOOK

     For fiscal 2004, the Company currently expects to open approximately four new stores, relocate or remodel approximately 20 to 25 stores and close approximately six stores. The Company's capital expenditures totaled $3.5 million in the twenty-six week period ended August 2, 2003. These expenditures were primarily used for new store openings, renovation and improvements to existing stores and investment in management information systems. Management estimates that capital expenditures for the remainder of fiscal 2004 will be approximately $7.1 million and that such amounts will be used primarily for new stores, renovation and improvements to existing stores, and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 2004 and all of fiscal 2005.

RELATED PARTY ACTIVITIES

     Certain stockholders and directors (including certain officers) of the Company have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities ("related parties") are summarized in the following paragraph.

     The Company purchases a portion of its inventories for resale from related parties; such net purchases were $17.7 million in the twenty-six weeks ended August 2, 2003, and $13.5 million in the twenty-six weeks ended August 3, 2002. This difference in net purchases is primarily due to timing of magazine purchases and returns. The Company sells a portion of its inventories to related parties; such sales amounted to $0.3 million and $(0.1) million in the twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively. Management believes the terms of these related party transactions are substantially equivalent to those available from unrelated parties and, therefore, have no significant impact on gross profit.

     The Company also leases certain office, warehouse and retail store space from related parties. Rental expense under these leases was approximately $290,900 and $295,100 in the twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively. Total minimum future rental payments under these leases aggregate $354,000 at August 2, 2003.

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

     To illustrate the sensitivity of the results of operations to changes in interest rates on its debt, the Company estimates that a 66% increase in LIBOR rates would increase interest expense by approximately $88,000 for the thirteen weeks ended August 2, 2003. Likewise, a 66% decrease in LIBOR rates would decrease interest expense by $88,000 for the thirteen weeks ended August 2, 2003. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years. The estimates do not consider the effect of the potential termination of the interest rate swaps associated with the debt will have on interest expense.

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

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2:  Changes in Securities

                  None

ITEM 3:  Defaults Upon Senior Securities

                  None

ITEM 4:  Submission of Matters of Vote of Security Holders

                  None

ITEM 5:  Other Information

                  None

ITEM 6:  Exhibits and Reports on Form 8-K

(A)      Exhibits

                  Exhibit 3i Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 in the Company's Registration Statement on Form S-1 (Capital Registration No. 33-52256)

                  Exhibit 3ii By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.2 in the Company's Registration Statement on Form S-1 (Capital Registration No. 33-52256))

                  Exhibit 31.1 Certification of Clyde B. Anderson, Chief Executive Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

                  Exhibit 31.2 Certification of Richard S. Wallington, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

                  Exhibit 32.1 Certification of Clyde B. Anderson, Chief Executive Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

                  Exhibit 32.2 Certification of Richard S. Wallington, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.


(B)      Reports on Form 8-K

                  The Company filed two current reports on Form 8-K during the second quarter of fiscal 2004 as follows:

                  Current report on 8-K, filed with the Securities and Exchange Commisssion on August 22, 2003, with respect to the second quarter ended August 2, 2003 earnings announcement.

                  Current report on 8-K, filed with the Securities and Exchange Commisssion on August 8, 2003, with respect to the temporary suspension of trading under registrant's employee benefit plans.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                              BOOKS-A-MILLION, INC.


   Date: September 15, 2003                             by:/s/ Clyde B. Anderson
                                                           ---------------------
                                                               Clyde B. Anderson
                                                         Chief Executive Officer


   Date: September 15, 2003                         by:/s/ Richard S. Wallington
                                                       -------------------------
                                                           Richard S. Wallington
                                                         Chief Financial Officer

Exhibit 31.1

                                 CERTIFICATIONS



I, Clyde B. Anderson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Books-A-Million, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods presented in this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: September 15, 2003                                  /s/ Clyde B. Anderson
                                                         -----------------------
                                                              Clyde B. Anderson
                                                        Chief Executive Officer

Exhibit 31.2

                                 CERTIFICATIONS


I, Richard S. Wallington, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Books-A-Million, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods presented in this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: September 15, 2003                              /s/  Richard S. Wallington
                                                     ---------------------------
                                                           Richard S. Wallington
                                                         Chief Financial Officer

Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

     (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended August 2, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: September 15, 2003                               /s/ Clyde B. Anderson
                                                  ------------------------------
                                                             Clyde B. Anderson
                                                       Chief Executive Officer

Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

     (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended August 2, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: September 15, 2003                           /s/ Richard S. Wallington
                                              ----------------------------------
                                                        Richard S. Wallington
                                                      Chief Financial Officer