Form 10-Q
period 2003-11-01
BOOKS A MILLION INC
filed 2003-12-15
CIK 891919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the quarterly period ended:  November 1, 2003
                                                         -----------------

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

                                 Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of December 12, 2003 were 16,404,419 shares.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                             PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (UNAUDITED)

     Condensed Consolidated Balance Sheets ...........................         3

     Condensed Consolidated Statements of Operations .................         4

     Condensed Consolidated Statements of Cash Flows .................         5

     Notes to Condensed Consolidated Financial Statements ............         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...................................        12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..        17

Item 4.  Controls and Procedures .....................................        18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................        19

Item 2.  Changes in Securities .......................................        19

Item 3.  Defaults Upon Senior Securities .............................        19

Item 4.  Submission of Matters of Vote of Security-Holders ...........        19

Item 5.  Other Information ...........................................        19

Item 6.  Exhibits and Reports on Form 8-K ............................        19

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                           AS OF NOVEMBER 1, 2003     AS OF FEBRUARY 1, 2003
                                                                           ----------------------     ----------------------
ASSETS                                                                           (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents ........................................            $    4,853             $    4,977
   Accounts receivable, net ........................................                 6,613                  7,799
   Related party accounts receivable, net ..........................                   475                    437
   Inventories .....................................................               243,237                224,019
   Prepayments and other ...........................................                 4,141                  5,380
   Deferred income taxes ...........................................                 5,255                  6,130
                                                                                ----------             ----------
       TOTAL CURRENT ASSETS ........................................               264,574                248,742
                                                                                ----------             ----------
PROPERTY AND EQUIPMENT:
   Gross property and equipment ....................................               165,120                159,368
   Less accumulated depreciation and amortization ..................               112,841                102,222
                                                                                ----------             ----------
     NET PROPERTY AND EQUIPMENT ....................................                52,279                 57,146
                                                                                ----------             ----------
OTHER ASSETS .......................................................                 1,652                  1,830
                                                                                ----------             ----------
       TOTAL ASSETS ................................................            $  318,505             $  307,718
                                                                                ==========             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ................................................            $  100,016             $   99,585
   Related party accounts payable ..................................                 6,927                  9,071
   Accrued expenses ................................................                27,131                 24,790
   Accrued income taxes ............................................                   933                  2,530
   Current portion of long-term debt ...............................                23,469                    170
                                                                                ----------             ----------
       TOTAL CURRENT LIABILITIES ...................................               158,476                136,146
                                                                                ----------             ----------

LONG-TERM DEBT .....................................................                35,018                 44,942
DEFERRED INCOME TAXES ..............................................                   588                  1,703
OTHER LONG-TERM LIABILITIES ........................................                 1,580                  2,059
                                                                                ----------             ----------
       TOTAL NON-CURRENT LIABILITIES ...............................                37,186                 48,704
                                                                                ----------             ----------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares
   authorized, no shares outstanding ................................                  --                     --
   Common stock, $.01 par value, 30,000,000 shares
   authorized, 18,305,414 and 18,211,706 shares issued at
   November 1, 2003 and February 1, 2003, respectively .............                   183                    182
   Additional paid-in capital ......................................                71,024                 70,849
   Less treasury stock, at cost; (2,010,050 shares at
   November 1, 2003 and February 1, 2003) ..........................                (5,271)                (5,271)
   Accumulated other comprehensive loss, net of tax ................                  (984)                (1,219)
   Retained earnings ...............................................                57,891                 58,327
                                                                                ----------             ----------
       TOTAL STOCKHOLDERS' EQUITY ..................................               122,843                122,868
                                                                                ----------             ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................            $  318,505             $  307,718
                                                                                ==========             ==========

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                                                       --------------------               -----------------------

                                                                  NOVEMBER 1,        NOVEMBER 2,        NOVEMBER 1,      NOVEMBER 2,
                                                                        2003               2002               2003             2002
                                                                 --------------    --------------    --------------   --------------
NET SALES ..............................................         $ 103,067          $  96,694         $  315,385         $  301,426
   Cost of products sold (including warehouse
   distribution and store occupancy costs) (1) .........            76,720             73,952            233,106            223,163
                                                                 ---------          ---------         ----------         ----------
GROSS PROFIT ...........................................            26,347             22,742             82,279             78,263
   Operating, selling and administrative expenses ......            22,899             21,774             68,308             68,255
   Depreciation and amortization .......................             3,864              4,078             11,881             11,966
                                                                 ---------          ---------         ----------         ----------
OPERATING INCOME (LOSS).................................              (416)            (3,110)             2,090             (1,958)
   Interest expense, net ...............................               747              1,274              2,464              3,208
                                                                 ---------          ---------         ----------         ----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE ..            (1,163)            (4,384)              (374)            (5,166)

   Income taxes benefit ................................               442              1,667                142              1,964
                                                                 ---------          ---------         ----------         ----------
LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE .............              (721)            (2,717)              (232)            (3,202)
DISCONTINUED OPERATIONS (NOTE 10)
   Loss from discontinued operations before income taxes               (54)               (60)              (329)              (143)
   Income tax benefit ..................................                20                 22                125                 54
                                                                 ---------          ---------         ----------         ----------
     LOSS FROM DISCONTINUED OPERATIONS .................               (34)               (38)              (204)               (89)
                                                                 ---------          ---------         ----------         ----------
LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE ...................................              (755)            (2,755)              (436)            (3,291)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING  PRINCIPLE,
NET OF DEFERRED INCOME TAX BENEFIT OF  $736 ............              --                 --                 --               (1,201)
                                                                 ---------          ---------         ----------         ----------
NET LOSS ...............................................         $    (755)         $  (2,755)        $     (436)        $   (4,492)
                                                                 =========          =========         ==========         ==========
NET LOSS PER COMMON SHARE:
BASIC:
    LOSS FROM CONTINUING OPERATIONS BEFORE EFFECT OF A
    CHANGE  IN  ACCOUNTING PRINCIPLE ...................         $   (0.05)         $   (0.17)        $    (0.02)        $    (0.19)

    LOSS FROM DISCONTINUED OPERATIONS ..................             (0.00)             (0.00)             (0.01)             (0.01)
                                                                 ---------          ---------         ----------         ----------
    LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN .......             (0.05)             (0.17)             (0.03)             (0.20)
    ACCOUNTING  PRINCIPLE
   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE              --                 --                 --                (0.08)
                                                                 ---------          ---------         ----------         ----------
   NET LOSS ............................................         $   (0.05)         $   (0.17)        $    (0.03)        $    (0.28)
                                                                 =========          =========         ==========         ==========
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC            16,278             16,200             16,249             16,187
                                                                 =========          =========         ==========         ==========
DILUTED:
    LOSS FROM CONTINUING OPERATIONS BEFORE EFFECT OF A
    CHANGE IN ACCOUNTING PRINCIPLE .....................         $   (0.05)         $   (0.17)        $    (0.02)        $    (0.19)
    LOSS FROM DISCONTINUED OPERATIONS ..................             (0.00)             (0.00)             (0.01)             (0.01)
                                                                 ---------          ---------         ----------         ----------
    LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING  PRINCIPLE ..............................             (0.05)             (0.17)             (0.03)             (0.20)
    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE             --                 --                 --                (0.08)
                                                                 ---------          ---------         ----------         ----------
   NET LOSS ............................................         $   (0.05)         $   (0.17)        $    (0.03)        $    (0.28)
                                                                 =========          =========         ==========         ==========
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
   DILUTED .............................................            16,278             16,200             16,249             16,187
                                                                 =========          =========         ==========         ==========

     (1) Inventory purchases from related parties were $9,128, $11,777, $26,784 and $25,297, respectively, for each of the periods presented above.

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        THIRTY-NINE WEEKS ENDED
                                                                        -----------------------
                                                                 NOVEMBER 1, 2003     NOVEMBER 2, 2002
                                                                 ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ............................................            $   (436)            $ (4,492)
                                                                    --------             --------
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Cumulative effect of change in accounting principle                --                  1,201
     Depreciation and amortization .....................              11,881               11,966
     Loss on disposal of property ......................                 644                    1
     Change in deferred income taxes ...................                (384)              (2,125)
       Increase in inventories .........................             (19,219)             (36,986)
       Increase (decrease) in accounts payable .........              (1,713)               8,513
       Changes in certain other assets and liabilities .               3,086               (2,268)
                                                                    --------             --------
        Total adjustments ..............................              (5,705)             (19,698)
                                                                    --------             --------
        Net cash used in operating activities ..........              (6,141)             (24,190)
                                                                    --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................................              (7,568)             (12,038)
   Proceeds from sale of equipment .....................                  34                   16
                                                                    --------             --------
        Net cash used in investing activities ..........              (7,534)             (12,022)
                                                                    --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities ..................             154,070              152,556
   Repayments under credit facilities ..................            (140,695)            (117,041)
   Proceeds from sale of common stock, net .............                 176                  127
                                                                    --------             --------
        Net cash provided by financing activities ......              13,551               35,642
                                                                    --------             --------
Net increase in cash and cash equivalents ..............                (124)                (570)
Cash and cash equivalents at beginning of period .......               4,977                5,212
                                                                    --------             --------
Cash and cash equivalents at end of period .............            $  4,853             $  4,642
                                                                    ========             ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the thirty-nine week period for:
            Interest ...................................            $  2,457             $  2,893
            Income taxes, net of refunds ...............            $  1,713             $  1,644


                             SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Books-A-Million, Inc. and its subsidiaries (the "Company") for the thirteen and thirty-nine week periods ended November 1, 2003 and November 2, 2002, have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended February 1, 2003, included in the Company's Fiscal 2003 Annual Report on Form 10-K. In the opinion of management, the financial statements included herein contain all adjustments (consisting only of normal recurring adjustments except for the change in the accounting principle as discussed in Note 7) considered necessary for a fair presentation of the Company's financial position as of November 1, 2003, and the results of its operations and cash flows for the thirteen and thirty-nine week periods ended November 1, 2003 and November 2, 2002. Certain prior year amounts have been reclassified to conform to current year presentation.

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

     Stock-Based Compensation

          At November 1, 2003 and February 1, 2003, the Company had one stock option plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Pronouncements Bulletin (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation--Transaction and Disclosure--an Amendment of FASB Statement No. 123," to stock-based employee compensation (in thousands except per share amounts):

                                                       For the Thirteen Weeks Ended            For the Thirty-Nine Weeks Ended
                                                       ----------------------------            -------------------------------
     In thousands                                  November 1, 2003      November 2, 2002    November 1, 2003     November 2, 2002
                                                   ----------------      ----------------    ----------------     ----------------
     Net loss, as reported .............             $     (755)          $   (2,755)          $     (436)          $   (4,492)
     Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of  tax effects ...                    328                  283                  984                  849
                                                     ----------           ----------           ----------           ----------
     Pro forma net loss ................             $   (1,083)          $   (3,038)          $   (1,420)          $   (5,341)
     Net loss per common share:
     Basic--as reported ................             $    (0.05)          $    (0.17)          $    (0.03)          $    (0.28)
     Basic--pro forma ..................             $    (0.07)          $    (0.19)          $    (0.09)          $    (0.33)
     Diluted--as reported ..............             $    (0.05)          $    (0.17)          $    (0.03)          $    (0.28)
     Diluted--pro forma ................             $    (0.07)          $    (0.19)          $    (0.09)          $    (0.33)
                                                     ==========           ==========           ==========           ==========

          The fair value of the options granted under the Company's stock option plan was estimated on their date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 2004 and 2003: no dividend yield; expected volatility of 1.01% and 1.21%, respectively; risk-free interest rates of 3.63% to 5.10% and 3.76% to 5.71%, respectively; and expected lives of six or ten years.

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

                                                                   For the Thirteen Weeks Ended
                                                                           (in thousands)
                                                                   ----------------------------
                                                                November 1, 2003    November 2, 2002
                                                                ----------------    ----------------
     Weighted average shares outstanding:
          Basic ......................................              16,278              16,200
          Dilutive effect of stock options outstanding                --                  --
                                                                    ------              ------
          Diluted ....................................              16,278              16,200
                                                                    ======              ======

                                                                   For the Thirty-Nine Weeks Ended
                                                                           (in thousands)
                                                                   ----------------------------
                                                                November 1, 2003     November 2, 2002
                                                                ----------------    ----------------
     Weighted average shares outstanding:
          Basic ......................................              16,249              16,187
          Dilutive effect of stock options outstanding                --                  --
                                                                    ------              ------
          Diluted ....................................              16,249              16,187
                                                                    ======              ======

          Options outstanding to purchase 2,403,000 and 2,374,000 shares of common stock for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively, were not included in the table above as they were anti-dilutive under the treasury stock method.

3.       DERIVATIVE AND HEDGING ACTIVITIES

          The Company is subject to interest rate fluctuations involving its credit facilities and debt related to an Industrial Development Revenue Bond (the "Bond"). However, the Company uses both fixed and variable debt to manage this exposure. On February 9, 1998, the Company entered into an interest rate swap agreement with a five-year term that carried a notional principal amount of $30 million. The swap effectively fixed the interest rate on $30.0 million of variable rate debt at 7.41% and expired February 2003. The Company entered into two separate $10 million swaps on July 24, 2002. Both expire August 2005 and effectively fix the interest rate on $20 million of variable debt at 5.13%. In addition, the Company entered into a $7.5 million interest rate swap in May 1996 that expires in June 2006 and effectively fixes the interest rate on the Bond at 7.98%. The counter parties to the interest rate swaps are two primary banks in the Company's credit facility. The Company believes the credit and liquidity risk of the counter parties failing to meet their obligation is remote as the Company settles its interest position with the banks on a quarterly basis.

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

          The interest rate swaps described above are classified as Other Long-Term Liabilities in the accompanying condensed consolidated balance sheets at their fair value of $1.6 million and $2.1 million as of November 1, 2003 and February 1, 2003, respectively. For the thirteen weeks ended November 1, 2003 and November 2, 2002, respectively, adjustment gains (losses) of ($53,000) (net of tax benefit of $33,000) and $280,000 (net of tax provision of $171,000) and in the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively, adjustments of $234,000 (net of tax provision of $144,000) and $170,000 (net of tax provision of $104,000) were recorded as unrealized gains or losses in accumulated other comprehensive income (loss) and are detailed in Note 4.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       COMPREHENSIVE INCOME (LOSS)


          Comprehensive income (loss) is net income or loss, plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to the Company are the unrealized gains (losses) on the derivative instruments explained in Note 3, as follows:

     COMPREHENSIVE INCOME (LOSS)                       Thirteen Weeks Ended                     Thirty-Nine Weeks Ended
                                                         (in thousands)                              (in thousands)
                                                       --------------------                     -----------------------
                                              November 1, 2003      November 2, 2002      November 1, 2003      November 2, 2002
                                              ----------------      ----------------      ----------------      ----------------
     Net loss ......................              ($  755)              ($2,755)              ($  436)              ($4,492)

     Unrealized gains (losses) on
     derivative instruments, net of
     deferred tax provision
     (benefit) for the thirteen-week
     periods of ($33) and $171,
     respectively, and the
     thirty-nine week periods of
     $144 and $104, respectively ...                  (53)                  280                   234                   170
                                                  -------               -------               -------               -------
     Total comprehensive loss ......              ($  808)              ($2,475)              ($  202)              ($4,322)
                                                  =======               =======               =======               =======

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

          The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, a maximum obligation is not explicitly stated and therefore the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company's balance sheet at November 1, 2003 and February 2, 2003.

6.       INVENTORIES

          As of February 2, 2003, the Company changed from the first-in, first-out (FIFO) method of accounting for inventories to the last-in, first-out (LIFO) method. Management believes this change is preferable in that it achieves a more appropriate matching of revenues and expenses. The impact of this accounting change was to increase "Costs of Products Sold" in the consolidated statements of operations by $0.1 million and $0.4 million for the thirteen and thirty-nine weeks ended November 1, 2003. This resulted in an after-tax decrease to net income of $0.1 million or a decrease in net income per diluted share of $0.01, for the thirteen weeks ended November 1, 2003, and an after-tax decrease to net income of $0.3 million or a decrease in net income per diluted share of $0.02, for the thirty-nine weeks ended November 1, 2003. The cumulative effect of a change in accounting principle from the FIFO method to LIFO method is not determinable. Accordingly, such change has been accounted for prospectively. In addition, pro forma amounts retroactively applying the change cannot be reasonably estimated and have not been disclosed.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Inventories were:

     (In thousands)                    November 1, 2003         February 1, 2003
                                       ----------------         ----------------
     Inventories (at FIFO)                $   243,685              $   224,019
     LIFO reserve                               (448)                        -
                                       ----------------         ----------------
     Net inventories                      $   243,237              $   224,019
                                       ================         ================

7.       VENDOR ALLOWANCES


          The Company receives allowances from its vendors from a variety of programs and arrangements, including merchandise placement and cooperative advertising programs. Effective February 3, 2002, the Company adopted the provisions of Emerging Issues Task Force ("EITF") No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which addresses the accounting for vendor allowances. As a result of the adoption of this statement, vendor allowances in excess of incremental direct costs are reflected as a reduction of inventory costs and recognized in cost of products sold upon the sale of related inventory. The impact of the adoption of EITF No. 02-16 is reflected as a cumulative effect of a change in accounting principle as of February 3, 2002 of approximately $1.2 million (net of income tax benefit of $736,000), or $0.08 per diluted share increase to net loss. Prior to fiscal 2003, the Company recognized these vendor allowances over the period covered by the vendor arrangement.


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

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    SEGMENT INFORMATION (IN THOUSANDS)                   Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                                                         --------------------                  -----------------------
                                                 November 1, 2003    November 2, 2002      November 1, 2003     November 2, 2002
                                                -----------------   -----------------    ------------------   ------------------
     NET SALES

           Retail Trade .................          $  101,317            $  95,442           $  310,804           $  297,439

           Electronic Commerce Trade.....               6,789                5,968               18,285               17,110

           Intersegment Sales Elimination              (5,039)              (4,716)             (13,704)             (13,123)
                                                     --------             --------             --------             --------
               Total Sales ..............          $  103,067            $  96,694           $  315,385           $  301,426
                                                     ========             ========             ========             ========

      OPERATING INCOME (LOSS)

           Retail Trade .................          $     (528)           $  (2,912)          $    2,569           $   (1,400)

           Electronic Commerce Trade ....                  82                 (225)                (615)                (621)

           Intersegment Elimination of
           Certain Costs ................                  30                   27                  136                   63
                                                     --------             --------             --------             --------
           Total Operating Income (Loss)           $     (416)           $  (3,110)          $    2,090           $   (1,958)
                                                     ========             ========             ========             ========

                                                 As of November 1,     As of February 1,
                                                             2003                  2003
                                                 ------------------   ------------------
     ASSETS
           Retail Trade .................          $  317,199            $ 306,542

           Electronic Commerce Trade ....               1,871                1,752

           Intersegment Asset Elimination                (565)                (576)
                                                     --------             --------
               Total Assets .............          $  318,505            $ 307,718
                                                     ========             ========

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.       RECENT ACCOUNTING PRONOUNCEMENTS

          FIN No. 46, "Consolidation of Variable Interest Entities", was issued in January 2003. This interpretation requires consolidation of variable interest entities ("VIE") (also formerly referred to as "special purpose entities") if certain conditions are met. The interpretation applies immediately to VIE's created after January 31, 2003, and to interests obtained in VIE's after January 31, 2003. Beginning after June 15, 2003, the interpretation applies also to VIE's created or interests obtained in VIE's before Janaury 31, 2003. The Company does not believe that this statement has a material impact on its financial position, results of operations or cash flows.


10.      DISCONTINUED OPERATIONS

          Discontinued operations represent the closure of the Company's only stores in a North Carolina and a Georgia market. The North Carolina store closed during the thirteen weeks ended May 3, 2003, and the Georgia store closed during the thirteen weeks ended August 2, 2003. These stores had sales of $0 and $562,000 and pretax operating losses of $54,000 and $60,000 for the thirteen-week periods ended November 1, 2003 and November 2, 2002, respectively. For the thirty-nine weeks ended November 1, 2003 and November 2, 2002, these stores had sales of $1,004,000 and $1,795,000 and pretax operating losses of $329,000 and $143,000, respectively. Included in the loss on discontinued operations are closing costs of $54,000 and $136,000 for the thirteen and thirty-nine week periods ended November 1, 2003.

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

GENERAL

     The Company was founded in 1917 and currently operates 203 retail bookstores, including 163 superstores, concentrated in the southeastern United States.

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

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

                                                        Thirteen Weeks Ended                    Thirty-nine Weeks Ended
                                                        --------------------                    -----------------------
                                                 November 1, 2003      November 2, 2002     November 1, 2003    November 2, 2002
                                                 ----------------      ----------------     ----------------    ----------------
Net sales ..............................               100.0%                100.0%               100.0%             100.0%
Gross profit ...........................                25.6%                 23.5%                26.1%              26.0%
Operating, selling and administrative
     expenses ..........................                22.2%                 22.5%                21.7%              22.6%
Depreciation and amortization ..........                 3.8%                  4.2%                 3.7%               4.0%
                                                       -----                 -----                -----              -----
Operating income (loss) ................               (0.4)%                (3.2)%                 0.7%             (0.6)%
Interest expense, net ..................                 0.7%                  1.3%                 0.8%               1.1%
                                                       -----                 -----                -----              -----
Loss from continuing operations before
     income taxes and cumulative effect
     of a change in accounting
     principle .........................               (1.1)%                (4.5)%               (0.1)%             (1.7)%
Income taxes benefit ...................               (0.4)%                (1.7)%                 --               (0.6)%
                                                       -----                 -----                -----              -----
Loss from continuing operations before
     cumulative effect of a change in
     accounting principle ..............               (0.7)%                (2.8)%               (0.1)%             (1.1)%
Loss from discontinued operations ......                 --                    --                   --                 --
                                                       -----                 -----                -----              -----
Loss before cumulative effect of a
     change in accounting principle ....               (0.7)%                (2.8)%               (0.1)%             (1.1)%
Cumulative effect of change in
     accounting principle ..............                 --                    --                   --               (0.4)%
                                                       -----                 -----                -----              -----
Net loss ...............................               (0.7)%                (2.8)%               (0.1)%             (1.5)%
                                                       =====                 =====                =====              =====

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Net sales increased 6.6% to $103.1 million in the thirteen weeks ended November 1, 2003, from $96.7 million in the thirteen weeks ended November 2, 2002. Net sales increased 4.6% to $315.4 million in the thirty-nine weeks ended November 1, 2003, from $301.4 million in the thirty-nine weeks ended November 2, 2002. Comparable store sales in the thirteen weeks ended November 1, 2003 increased 4.4% when compared with the same thirteen week period for the prior year. The increase in comparable store sales for the thirteen weeks was primarily due to higher sales in the book and cafe departments. The book sales increase was primarily driven by increased traffic and a strong line-up of bestseller titles during the quarter. The cafe department sales increase was led by the Company's new cold beverage product line of frappes as well as increased store traffic. Comparable store sales increased 2.6% for the thirty-nine weeks ended November 1, 2003 due to higher sales in the book, collector and cafe departments. The book sales increase was driven by Harry Potter sales during the second quarter, as well as a strong line-up of bestsellers this year. The collector sales increase was due to Yu-Gi-Oh sales and the cafe sales increase was due to sales of the Company's new cold beverage product line of frappes well as increased store traffic. During the thirteen weeks ended November 1, 2003, the Company opened one store and closed one store.

     Net sales for the retail trade segment increased $5.9 million, or 6.2%, to $101.3 million in the thirteen weeks ended November 1, 2003 from $95.4 million in the same period last year. The increase in sales was primarily due to higher comparable store sales, which increased 4.4% for the thirteen weeks. Net sales for the retail trade segment increased $13.4 million, to $310.8 million for the thirty-nine weeks ended November 1 2003, due to the improved sales during the second and third quarters. Net sales for the electronic commerce segment increased $0.8 million, or 13.8%, to $6.8 million in the thirteen weeks ended November 1, 2003 related to higher business to business order volume. For the thirty-nine weeks ended November 1, 2003, net sales for the electronic commerce segment increased $1.2 million, to $18.3 million from $17.1 million in the same period last year.

     Gross profit increased 15.9% to $26.3 million in the thirteen weeks ended November 1, 2003 when compared with $22.7 million in the same thirteen week period for the prior year. For the thirty-nine weeks ended November 1, 2003, gross profit increased 5.1% to $82.3 million from $78.3 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended November 1, 2003 was 25.6% versus 23.5% in the same period last year. Gross profit as a percentage of net sales for the thirty-nine weeks ended November 1, 2003 was 26.1% versus 26.0% in the same period last year. The increase in gross profit stated as a percent of net sales for the thirteen week period was due to less promotional activity, improved sales mix to higher margin departments including cafes, and lower occupancy costs as a percentage of sales. Additionally, as of February 2, 2003, the Company changed from the first-in first-out (FIFO) method of accounting for inventories to the last-in first-out
(LIFO) method. The impact of this accounting change was to decrease gross profit in the consolidated statements of operations by $0.1 million and $0.4 million for the thirteen and thirty-nine week periods ended November 1, 2003. Refer to
Note 6 in the notes to the condensed consolidated financial statements for additional information related to this change.

     Operating, selling and administrative expenses were $22.9 million in the thirteen week period ended November 1, 2003 compared to $21.8 million in the same period last year. For the thirty-nine weeks ended November 1, 2003, operating, selling and administrative expenses were $68.3 million compared to $68.3 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended November 1, 2003 decreased to 22.2% from 22.5% in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirty-nine weeks ended November 1, 2003 decreased to 21.7% from 22.6% in the same period last year. The decrease in operating, selling and administrative expenses stated as a percent to sales was primarily due to strong expense controls in both corporate and store selling expenses. Additionally, store advertising expenses were lower than last year due to less promotions than normal.

     Depreciation and amortization was $3.9 million in the thirteen week period ended November 1, 2003 and $4.1 million in the thirteen week period ended November 2, 2002. In the thirty-nine week period ended November 1, 2003 depreciation and amortization decreased 0.7% to $11.9 million from $12.0 million in the same period last year.

     Consolidated operating loss was $0.4 million for the thirteen weeks ended November 1, 2003, compared to $3.1 million in the same period last year. For the thirty-nine weeks ended November 1, 2003, consolidated operating profit was $2.1 million versus a loss of $2.0 million last year. Operating loss for the retail trade segment decreased $2.4 million for the thirteen weeks ended November 1, 2003, and operating profit increased $4.0 million for the thirty-nine week period ended November 1, 2003. The decrease in operating loss for the quarter and increase in operating profit for the thirty-nine week period ended November 1, 2003 was due to strong profit growth driven by stronger comparable store sales. The operating profit for the electronic commerce segment was $0.1 million for the thirteen weeks ended November 1, 2003 versus an operating loss of $0.2 million in the same period last year. The increase in profit was due to higher

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

order volume in the business to business category. For the thirty-nine week periods ended November 1, 2003 and November 2, 2002, the operating loss for the electronic commerce segment was $0.6 million.

     Interest expense was $747,000 in the thirteen weeks ended November 1, 2003 versus $1.3 million in the same period last year and $2.5 million in the thirty-nine weeks ended November 1, 2003 versus $3.2 million in the same period last year. The decrease was due to lower average debt balances and lower interest rates compared with last year.

     Discontinued operations represent the closure of the Company's only stores in a North Carolina and a Georgia market. The North Carolina store closed during the thirteen weeks ended May 3, 2003, and the Georgia store closed during the thirteen weeks ended August 2, 2003. These stores had sales of $0 and $562,000 and pretax operating losses of $54,000 and $60,000 for the thirteen-week periods ended November 1, 2003 and November 2, 2002, respectively. For the thirty-nine weeks ended November 1, 2003 and November 2, 2002, these stores had sales of $1,004,000 and $1,795,000 and pretax operating losses of $329,000 and $143,000, respectively. Included in the loss on discontinued operations are closing costs of $54,000 and $136,000 for the thirteen and thirty-nine week periods ended November 1, 2003.

     Effective February 3, 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 02-16, Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor, which addresses the accounting for vendor allowances. The adoption of this accounting principle resulted in a cumulative after-tax increase to net loss of $1.2 million, or $0.08 per diluted share, for the thirty-nine weeks ended November 2, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. The Company has an unsecured revolving credit facility that allows borrowings up to $100 million, for which no principal repayments are due until the facility expires in July 2005. The credit facility has certain financial and non-financial covenants. The most restrictive financial covenant is the maintenance of a minimum fixed charge coverage ratio. As of November 1, 2003 and February 1, 2003, $50.9 million and $37.4 million, respectively, were outstanding under this credit facility. The Company expects that the current portion of long-term debt will be repaid by the end of the current fiscal year with cash flows from the holiday selling season. The maximum and average outstanding balances during the thirteen weeks ended November 1, 2003 were $65.3 million and $59.2 million, respectively, compared to $81.9 million and $74.7 million, respectively for the same period in the prior year. The maximum and average outstanding balances during the thirty-nine weeks ended November 1, 2003 were $77.6 million and $64.1 million, respectively, compared to $81.9 million and $66.0 million, respectively for the same period in the prior year. The outstanding borrowings as of November 1, 2003 had interest rates ranging from 1.90% to 2.90%. Additionally, as of November 1, 2003 and February 1, 2003, the Company has outstanding borrowings under an industrial revenue bond totaling $7.5 million, which is secured by certain property.

Financial Position

     Inventory balances at November 1, 2003 compared to February 1, 2003 increased due to seasonal fluctuation in inventory. Inventory levels are lowest at February 1, 2003 due to large post holiday returns. Accounts payable at November 1, 2003 compared to February 1, 2003 increased due to timing of inventory purchases and vendor payments.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Future Commitments

     The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at November 1, 2003 (in thousands):

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS

                               Total      FY 2004      FY 2005     FY 2006     FY 2007      FY 2008     Thereafter
                               -----      -------      -------     -------     -------      -------     ----------
Revolving
credit facility (1) ..      $  50,940     $ 23,422     $      -    $  27,518    $      -     $      -     $      -

Long-term debt
-industrial
revenue bond .........          7,500            -            -        7,500           -            -            -

Notes payable ........             47           47            -            -           -            -            -
                            ---------     --------     --------    ---------     -------     --------     --------
Subtotal of debt .....         58,487       23,469            -       35,018           -            -            -
Operating leases .....        123,118        7,325       27,168       24,440      19,203       15,679       29,303
                            ---------     --------     --------    ---------     -------     --------     --------
Total of obligations .      $ 181,605     $ 30,794     $ 27,168     $ 59,458    $ 19,203     $ 15,679     $ 29,303
                            =========     ========     ========     ========    ========     ========     ========

     (1) While we do not have any principal payments due until June 2005, we anticipate paying down our revolving credit facility by $23,422 in the fourth quarter with cash flows from the holiday selling season.

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


     The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, a maximum obligation is not explicitly stated and and therefore the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company's balance sheet at November 1, 2003.

Cash Flows

         Operating activities used cash of $6.1 million and $24.2 million in the thirty-nine week periods ended November 1, 2003 and November 2, 2002, respectively, and included the following effects:
o Cash used for inventories in the thirty-nine week periods ended November 1, 2003 and November 2, 2002 was $19.2 million and $37.0 million, respectively. The smaller usage in the current period was primarily due to higher sales versus last year.
o Cash (used) provided by accounts payable in the thirty-nine week periods ended November 1, 2003 and November 2, 2002 was ($1.7) million and $8.5 million, respectively. This change was due to the smaller increase in inventory versus last year.
o Depreciation and amortization expenses were $11.9 million and $12.0 million in the thirty-nine week periods ended November 1, 2003 and November 2, 2002, respectively.

     Cash flows used in investing activities reflected a $7.5 million and $12.0 million net use of cash for the thirty-nine week periods ended November 1, 2003 and November 2, 2002, respectively. Cash was used primarily to fund capital expenditures for new store openings, renovation and improvements to existing stores, warehouse distribution purposes and investments in management information systems.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Financing activities provided cash of $13.6 million and $35.6 million in the thirty-nine week periods ended November 1, 2003 and November 2, 2002, respectively, principally from net borrowings under the revolving credit facility.

OUTLOOK

     For the thirty-nine weeks ended November 1, 2003, the Company has opened three stores, relocated one store, remodeled 33 stores and closed seven stores. For the remainder of fiscal 2004, the Company expects to open one store, complete remodels on seven stores, and close one to two stores. The Company's capital expenditures totaled $7.6 million in the thirty-nine week period ended November 1, 2003. These expenditures were primarily used for new store openings, renovation and improvements to existing stores and investment in management information systems. Management estimates that capital expenditures for the remainder of fiscal 2004 will be approximately $2.0 million and that such amounts will be used primarily for new stores, renovation and improvements to existing stores, and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 2004 and all of fiscal 2005.

RELATED PARTY ACTIVITIES

     Certain stockholders and directors (including certain officers) of the Company have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities ("related parties") are summarized in the following paragraph.

     The Company purchases a portion of its inventories for resale from related parties; such net purchases were $26.8 million in the thirty-nine weeks ended November 1, 2003, and $25.3 million in the thirty-nine weeks ended November 2, 2002. This difference in net purchases is primarily due to timing of magazine purchases and returns. The Company sells a portion of its inventories to related parties; such sales amounted to $0.8 million and $0.0 million in the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively. Management believes the terms of these related party transactions are substantially equivalent to those available from unrelated parties and, therefore, have no significant impact on gross profit.

     The Company also leases certain office, warehouse and retail store space from related parties. Rental expense under these leases was approximately $433,000 and $440,900 in the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively. Total minimum future rental payments under these leases aggregate $314,000 at November 1, 2003.

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

     To illustrate the sensitivity of the results of operations to changes in interest rates on its debt, the Company estimates that a 66% increase in LIBOR rates would increase interest expense by approximately $76,000 for the thirteen weeks ended November 1, 2003. Likewise, a 66% decrease in LIBOR rates would decrease interest expense by $76,000 for the thirteen weeks ended November 1, 2003. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years. The estimates do not consider the effect of the potential termination of the interest rate swaps associated with the debt will have on interest expense.

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

(B)      Reports on Form 8-K

                  Current report on 8-K, filed with the Securities and Exchange Commission on November 21, 2003, with respect to third quarter ended November 1, 2003 earnings announcement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                              BOOKS-A-MILLION, INC.


    Date: December 15, 2003                             by:/s/ Clyde B. Anderson
                                                           ---------------------
                                                               Clyde B. Anderson
                                                         Chief Executive Officer


    Date: December 15, 2003                         by:/s/ Richard S. Wallington
                                                       -------------------------
                                                           Richard S. Wallington
                                                         Chief Financial Officer

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

Date: December 15, 2003                                    /s/ Clyde B. Anderson
                                                           ---------------------
                                                               Clyde B. Anderson
                                                         Chief Executive Officer

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


Date: December 15, 2003                                /s/ Richard S. Wallington
                                                       -------------------------
                                                           Richard S. Wallington
                                                         Chief Financial Officer

Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

         Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended November 1, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: December 15, 2003                                   /s/ Clyde B. Anderson
                                                           ---------------------
                                                               Clyde B. Anderson
                                                         Chief Executive Officer

Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

         Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended November 1, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: December 15, 2003                               /s/ Richard S. Wallington
                                                       -------------------------
                                                           Richard S. Wallington
                                                         Chief Financial Officer