Form 10-K
period 2004-01-31
BOOKS A MILLION INC
filed 2004-04-27
CIK 891919

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

For the fiscal year ended January 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_____________________to_____________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of April 5, 2004 (based on the closing sale price as reported on the NASDAQ National Market on such date), was $63,442,645.

         The number of shares outstanding of the Registrant's Common Stock as of April 5, 2004 was 16,513,725.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the fiscal year ended January 31, 2004 are incorporated by reference into Part II of this report.

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 2004 are incorporated by reference into Part III of this report.

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

ITEM 1. BUSINESS

GENERAL

         Books-A-Million, Inc. is a leading book retailer in the southeastern United States. The Company, which was founded in 1917, has developed several store formats to address the various market areas it serves. Superstores, the first of which was opened in 1987, range in size from 8,000 to 36,000 square feet and operate under the names "Books-A-Million" and "Books and Co." Traditional bookstores are smaller stores operated under the names "Bookland" and "Books-A-Million". These stores range in size from 2,000 to 7,000 square feet and are located primarily in enclosed malls. We also operate newsstands under the name "Joe Muggs Newsstands". Newsstands range in size from 1,000 to 5,000 square feet and are located in high traffic areas. All store formats, excluding newsstands, offer an extensive selection of best sellers and other hardcover and paperback books, magazines, and newspapers. In addition to the retail store formats, we offer our products over the Internet at Booksamillion.com and Joemuggs.com. We are also a wholesaler of books to bookstores, wholesale clubs, supermarkets, department stores and mass merchandisers.

         We were originally incorporated under the laws of the State of Alabama in 1964 and were reincorporated in Delaware in September 1992. Our principal executive offices are located at 402 Industrial Lane, Birmingham, Alabama 35211, and our telephone number is (205) 942-3737. Unless the context otherwise requires, references to "we" or "the Company" include our wholly owned subsidiaries, American Wholesale Book Company, Inc. ("American Wholesale") and American Internet Service, Inc. ("AIS").

         Our periodic and current reports filed with the SEC are made available on our website at www.booksamillioninc.com as soon as reasonably practicable. Our corporate governance guidelines, code of conduct and key committee charters are also available on our website. These reports are available free of charge to stockholders upon written request. Such requests should be directed to Richard
S. Wallington, the Company's Chief Financial Officer.

BUSINESS SEGMENTS

         We have two reportable segments: retail/wholesale trade and electronic commerce trade. In the retail/wholesale trade segment we are engaged in the retail trade of primarily book merchandise. The retail/wholesale trade segment includes our distribution center operations which predominantly supplies merchandise to our retail stores. In the electronic commerce trade segment we transact business over the Internet primarily. This segment is managed separately due to divergent technology and marketing requirements. For additional information, see Note 9 "Business Segments" in the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the year ended January 31, 2004, incorporated herein by reference.

RETAIL STORES

         We opened our first Books-A-Million superstore in 1987. We developed superstores to capitalize on the growing consumer demand for the convenience, selection and value associated with the superstore retailing format. Each superstore is designed to be a receptive and open environment conducive to browsing and reading and includes ample space for promotional events open to the public, including book autograph sessions and children's storytelling. We operated 163 superstores as of January 31, 2004.

         Our superstores emphasize selection, value and customer service. Each of our superstores offer an extensive selection of best sellers and other hardcover and paperback books, magazines, local newspapers and gifts, and also dedicate space to bargain books that are sold at a discount from publishers' originally suggested retail prices. Each superstore has a service center staffed with associates who are knowledgeable about the store's merchandise and who are trained to answer customers' questions, assist customers in locating books within the store and place special orders. The majority of our superstores also include a Joe Muggs cafe, serving Joe Muggs coffee and assorted pastries. Our superstores are conveniently located on major, high-traffic roads and in enclosed malls or strip shopping centers with adequate parking, and generally operate for extended hours up to 11:00 pm local time.

         Our traditional stores are tailored to the size, demographics and competitive conditions of the particular market area. Traditional stores are located primarily in enclosed malls and feature a wide selection of books, magazines and gift items. We had 35 traditional stores as of January 31, 2004.

         Our newsstands are concentrated in business and entertainment districts and are tailored to the demographics of the particular market area. Joe Muggs newsstands operate in centers with high traffic. Each newsstand carries an extensive selection of magazines and newspapers, along with hardcover and paperback books. The newsstands also offer Joe Muggs branded coffee drinks and assorted pastries, among other items. We operated 4 newsstands as of January 31, 2004.

ACQUISITION OF STORES

         During fiscal 2002, we acquired the lease rights to and inventory of 18 stores from Crown Books Corporation for $6.5 million. The stores are located in the Chicago, Illinois and Washington, D.C. metropolitan areas. The results of operations for these stores were reflected in the consolidated financial statements beginning in the first quarter of fiscal 2002.

MERCHANDISING

         We employ several value-oriented merchandising strategies. Our best-seller list, which is developed exclusively by us based on the sales and customer demand in our stores, are generally sold in the Company's superstores below publishers' suggested retail prices. In addition, customers can join the Millionaire's Club and save 10% on all purchases in any of our stores, including already discounted best-sellers. Our point-of-sale computer system provides the data necessary to enable us to anticipate consumer demand and customize store inventory selection to reflect local customer interest.

MARKETING

         We promote our bookstores principally through the use of direct mail advertising, as well as point-of-sale materials posted and distributed in the stores. In certain markets, television and newspaper advertising is also used on a selective basis. We also arrange for special appearances and book autograph sessions with recognized authors to attract customers and to build and reinforce customer awareness of our stores. A substantial portion of our advertising expenses are reimbursed from publishers through their cooperative advertising programs.

STORE OPERATIONS AND SITE SELECTION

         In choosing specific store sites within a market area, we apply standardized site selection criteria that takes into account numerous factors, including the local demographics, desirability of available leasing arrangements, proximity to our existing operations and overall level of retail activity. In general, stores are located on major high-traffic roads convenient to customers and have adequate parking. We generally negotiate short-term leases with renewal options. We also periodically review the profitability trends and prospects of each of our stores and evaluate whether or not any underperforming stores should be closed, converted to a different format or relocated to more desirable locations.

INTERNET OPERATIONS

         Through our wholly owned subsidiary, AIS, we sell a broad range of products over the Internet under the names Booksamillion.com and Joemuggs.com. On Booksamillion.com we sell a wide selection of books, magazines and gift items similar to those sold in our Books-A-Million superstores. We also operate an online cafe under the name Joemuggs.com where we offer a wide selection of whole bean coffee, confections and related gift items for purchase over the Internet.

         Internet development efforts are assisted through a wholly owned subsidiary of AIS, NetCentral, Inc., which is based in Nashville, Tennessee. In addition to providing web development and maintenance for all of our internet sites and networking initiatives, NetCentral also serves several outside customers by offering site development, web hosting and technical services.

PURCHASING

         Our purchasing decisions are made by our merchandising department on a centralized basis. Our buyers negotiate terms, discounts and cooperative advertising allowances for all of our bookstores and decide which books to purchase, in what quantity and for which stores. The buyers use current inventory and sales information provided by our in-store point-of-sale computer system to make reorder decisions.

         We purchase merchandise from over 500 vendors. We purchase the majority of our collectors' supplies from Anderson Press and substantially all of our magazines from Anderson Media, each of which is a related party. No one vendor accounted for more than 10.0% of our overall merchandise purchases in the fiscal year ended January 31, 2004. In general, in excess of 80% of our inventory may be returned for credit, which substantially reduces our risk of inventory obsolescence.

DISTRIBUTION CAPABILITIES

         American Wholesale receives a substantial portion of its inventory shipments, including substantially all of its books, at its two facilities located in Florence and Tuscumbia, Alabama. Orders from our bookstores are processed by computer and assembled for delivery to the stores on pre-determined weekly schedules. Substantially all deliveries of inventory from American Wholesale's facilities are made by their dedicated transportation fleet. At the time deliveries are made to each of our stores, returns of slow moving or obsolete books are picked up and returned to the American Wholesale returns processing center. American Wholesale then returns these books to publishers for credit.

COMPETITION

         The retail bookstore industry is highly competitive and includes competitors that have substantially greater financial and other resources than we have. We compete directly with national bookstore chains, independent bookstores, booksellers on the Internet and certain mass merchandisers. In recent years, competing bookstore chains have been expanding their businesses and certain leading regional and national chains have developed and opened superstores and Internet web sites. We also compete indirectly with retail specialty stores that offer books in a particular area of specialty. Management believes that the key competitive factors in the retail book industry are convenience of location, selection, customer service and price.

SEASONALITY

         Similar to many retailers, our business is seasonal, with the highest retail sales, gross profit and net income historically occurring in our fourth fiscal quarter. This seasonal pattern reflects the increased demand for books and gifts during the year-end holiday selling season. Working capital requirements are generally at their highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of our business. As a result, our results of operations depend significantly upon net sales generated during the fourth fiscal quarter, and any significant adverse trend in the net sales of such period would have a material adverse effect on our results of operations for the full year. In addition to seasonality, our results of operations may fluctuate from quarter to quarter as a result of the amount and timing of sales and profits contributed by new stores as well as other factors. Accordingly, the addition of a large number of new stores in a particular fiscal quarter could adversely affect our results of operations for that quarter.

TRADEMARKS

         "Books-A-Million," "BAM!," "Bookland," "Books & Co.," "Millionaire's Club," "Sweet Water Press," "Thanks-A-Million," "Big Fat Coloring Book," "Up All Night Reader," "Read & Save Rebate", "Readables Accessories for Readers", "Kids-A-Million," "Teachers First," "The Write-Price," "Bambeanos," "Book$mart", "BAMM", "BAMM.com", "BOOKSAMILLION.com", "Chillatte", "Joe Muggs Newsstand" and "NetCentral" are the primary registered trademarks of the Company. Management does not believe that these trademarks are materially important to the continuation of our operations.

EMPLOYEES

         As of fiscal year end, we employed approximately 2,700 full-time associates and 2,100 part-time associates. The number of part-time associates employed fluctuates based upon seasonal needs. None of our associates are covered by a collective bargaining agreement. Management believes that relations with our associates are excellent.

ITEM 2. PROPERTIES

         Our bookstores are located either in enclosed malls or strip shopping centers. All of our stores are leased. Generally, these leases have terms ranging from five to ten years and require that we pay a fixed minimum rental fee and/or a rental fee based on a percentage of net sales together with certain customary costs (such as property taxes, common area maintenance and insurance).

         Our principal executive offices are located in a 20,550 square foot leased building located in Birmingham, Alabama. We also lease a 37,000 square foot building located in Irondale, Alabama for additional corporate office space. Both leases involve related parties. The Birmingham, Alabama office space lease extends to January 31, 2006, and the Irondale, Alabama office space is leased month-to-month. In addition, we lease approximately 4,025 square feet of office space in Nashville, Tennessee for the offices of NetCentral. This lease extends to January 31, 2006.

         American Wholesale owns its wholesale distribution center located in an approximately 290,000 square foot facility in Florence, Alabama. During fiscal 1995 and 1996, we financed the acquisition and construction of the wholesale distribution facility through loans obtained from the proceeds of an industrial revenue bond, which are secured by a mortgage interest in this facility. We also lease, from a related party, a second 210,000 square foot warehouse facility located in Tuscumbia, Alabama. In addition we lease all of the tractors that pull the company-owned trailers, which comprise our transportation fleet.

ITEM 3. LEGAL PROCEEDINGS

         We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information under the heading "Market and Dividend Information" on page 29 of the Annual Report to Stockholders for the year ended January 31, 2004 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The information under the heading "Selected Consolidated Financial Data" for the years ended January 29, 2000, through January 31, 2004 on page 4 of the Annual Report to Stockholders for the year ended January 31, 2004, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the heading "Management's Discussion & Analysis of Financial Condition & Results of Operations" on pages 5 through 10 of the Annual Report to Stockholders for the year ended January 31, 2004 is incorporated herein by reference.

ITEM 7.A. MARKET RISK

         We are subject to interest rate fluctuations involving our credit facilities. The average amount of debt outstanding under our credit facilities was $57.5 million during fiscal 2004. To manage this exposure, the Company utilizes interest rate swaps to fix the interest rate on variable debt. We entered into two separate $10 million swaps on July 24, 2002. Both expire August 2005 and effectively fix the interest rate on $20 million of variable debt at 5.13%. Also, on May 14, 1996, we entered into a $7.5 million interest rate swap with a ten-year term. The swap effectively fixes the interest rate on $7.5 million of variable rate debt at 7.98% and expires on June 7, 2006. The counter parties to each of these interest rate swaps are parties to our revolving credit facilities. We believe the credit and liquidity risk of the counter parties failing to meet their obligations is remote as we settle our interest position with the banks on a quarterly basis. All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading.

         To illustrate the sensitivity of the results of operations to changes in interest rates on its debt we estimate that a 66% increase in LIBOR rates would increase interest expense by approximately $70,000 for the year ending January 29, 2005. Likewise, a 66% decrease in LIBOR rates would decrease interest expense by $70,000 for the year ending January 29, 2005. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2003, which was the maximum LIBOR fluctuation in the last ten years. The estimates also assume a level of debt consistent with the year-ended January 31, 2004 level and do not consider the effect of the potential termination of the interest rate swaps associated with the debt will have on interest expense.

         The information in note 3 "Debt and Lines of Credit" in the Notes to Consolidated Financial Statements on page 21 of the Annual Report to Stockholders for the year ended January 31, 2003 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Registrant and its subsidiaries included in the Annual Report to Stockholders for the year ended January 31, 2004 are incorporated herein by reference:

         Consolidated Balance Sheets as of January 31, 2004 and February 1,
2003.

         Consolidated Statements of Operations for the Fiscal Years Ended January 31, 2004, February 1, 2003, and February 2, 2002.

         Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended January 31, 2004, February 1, 2003, and February 2, 2002.

         Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 2004, February 1, 2003, and February 2, 2002.

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.

         The information under the heading "Summary of Quarterly Results
          (Unaudited)" on page 27 of the Annual Report to Stockholders for the Fiscal Years Ended January 31, 2004 and February 1, 2003 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The sections under the heading "Proposal I-Election of Directors" entitled "Nominee for Election - Term Expiring 2007", "Incumbent Director - Term Expiring 2005", and "Incumbent Director - Term Expiring 2006" on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 2004, are incorporated herein by reference for information on the directors of the Registrant. The information under the heading "Information Concerning the Board of Directors" on pages 4 through 7 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 2004 is incorporated herein by reference.

EXECUTIVE OFFICERS

         All of our executive officers are elected annually by and serve at the discretion of the Board of Directors. Our current executive officers are listed below:

        NAME             AGE                POSITION WITH THE COMPANY
        ----             ---                -------------------------
  Clyde B. Anderson       43             Executive Chairman of the Board
  Sandra B. Cochran       45     President, Chief Executive Officer and Secretary
 Terrance G. Finley       50   Executive Vice President of Books-A-Million, Inc. and
                                    President of American Internet Service, Inc.
Richard S. Wallington     45                 Chief Financial Officer

         Clyde B. Anderson has served as Executive Chairman of the Board since February 2004 and has served as a director of the Company since August 1987. Mr. Anderson served as the Chairman of the Board from January 2000 until February 2004 and also served as the Chief Executive Officer of the Company from July 1992 until February 2004. Mr. Anderson also served as the President of the Company from November 1987 to August 1999. From November 1987 to March 1994, Mr. Anderson also served as the Company's Chief Operating Officer. Mr. Anderson serves on the Board of Directors and the Compensation Committee of Hibbett Sporting Goods, Inc., a sporting goods retailer. Mr. Anderson is the son of Charles C. Anderson and the brother of Terry C. Anderson, both members of the Company's Board of Directors.

         Sandra B. Cochran was appointed to the position of Chief Executive Officer in February 2004, in addition to her duties as President and Secretary. Ms. Cochran has served as President of the Company since August 1999 and Secretary since June 1998. Ms. Cochran served as the Executive Vice President from February 1996 to August 1999 and as Chief Financial Officer from September 1993 to August 1999. Ms. Cochran previously served as Vice President and Assistant Secretary of the Company from August 1992 to September 1993. Prior to joining the Company, Ms. Cochran served as a Vice President (as well as in other capacities) of SunTrust Securities, Inc., a subsidiary of SunTrust Banks, Inc. for more than five years

         Terrance G. Finley has served as Executive Vice President - Merchandising of the Company since October 2001 and as the President of American Internet Service, Inc. since December 1998. Mr. Finley served in various other capacities in the merchandising department from April 1994 to December 1998. Mr. Finley served as the General Manager of Book$mart from February 1992 to April 1994. Prior to joining the Company, Mr. Finley served as the Vice President - Sales for Smithmark Publishers.

         Richard S. Wallington has served as the Chief Financial Officer of the Company since August 1999. Mr. Wallington served as Vice President and Controller from September 1993 to August 1999. Prior to joining the Company, Mr. Wallington served as the Director of Financial Reporting for Woodward & Lothrop, a retail department store company.

         The section under the heading "Information Concerning Board of Directors" entitled "Code of Conduct" on page 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 2004 is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors, executive officers and persons who own beneficially more than 10% of the Company's common stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission (the "SEC") and the NASDAQ Stock Market, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, our directors, executive officers and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal 2004.

ITEM 11. EXECUTIVE COMPENSATION

         The sections under the heading "Executive Compensation," other than those entitled "Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Certain Relationships and Related Transactions" and "Performance Graph", on pages 8 through 14 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 2004 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section under the heading "Information Concerning the Board of Directors" entitled "Beneficial Ownership of Common Stock" on pages 7 and 8 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 2004 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The sections under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" on pages 10 and 11 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 2004 are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The section under the heading "Information Concerning Board of Directors" entitled "Auditor Fees and Services" on page 6 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 2004 is incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1. Financial Statements

         The following Consolidated Financial Statements of Books-A-Million, Inc. and its subsidiaries, included in the Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 2004 are incorporated by reference in Part II, Item 8:

         Consolidated Balance Sheets as of January 31, 2004 and February 1,
          2003.

         Consolidated Statements of Operations for the Fiscal Years Ended
          January 31, 2004, February 1, 2003, and February 2, 2002.

         Consolidated Statements of Changes in Stockholders' Equity for the
          Fiscal Years Ended January 31, 2004, February 1, 2003, and February 2, 2002.

         Consolidated Statements of Cash Flows for the Fiscal Years Ended
          January 31, 2004, February 1, 2003, and February 2, 2002.

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.

      2. Financial Statement Schedule:

         The following consolidated financial statement schedule of Books-A-Million, Inc. is attached hereto:

         Independent Auditors' Report on Financial Statement Schedule.

         Schedule 2 Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

3.       Exhibits

Exhibit Number
--------------
    3.1   --         Certificate of Incorporation of the Company (incorporated by reference to
                     Exhibit 3.1 to Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992 (the "S-1 Registration Statement")).

    3.2   --         Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the S-1
                     Registration Statement).

    4.1   --         See Exhibits 3.1 and 3.2 hereto incorporated herein by reference to the Exhibits of the same number to the S-1 Registration Statement.

   10.1   --         Lease Agreement between First National Bank of Florence, Alabama, as Trustee,
                     and Bookland Stores, Inc. (which is a predecessor of the Registrant), an Alabama corporation, dated January 30, 1991 (incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement).

   10.2   --         Amended and Restated Stock Option Plan (incorporated by reference to Exhibit
                     10.2 to Annual Report on Form 10-K for the fiscal year ended January 30, 1999,
                     File No. 0-20664, filed on April 30, 1999).

   10.3   --         Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the
                     S-1 Registration Statement).

   10.4   --         Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit
                     10.6 to Annual Report on Form 10-K for the fiscal year ended January 29, 1994,
                     File No. 0-20664, filed on April 29, 1994).

   10.5   --         1999 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended January 29, 2000, File No. 0-20664, filed on April 28, 2000).

   10.6   --         401(k) Plan adopted September 15, 2003, with Suntrust Bank as Trustee.

   10.7   --         Shareholders Agreement dated as of September 1, 1992 (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended January
                     31, 1993, File No. 0-20664, filed May 3, 1993).

   10.8   --         Executive Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual
                     Report on Form 10-K for the fiscal year ended January 28, 1995, File No.
                     0-20664, filed April 28, 1995).

   10.19  --         Stock Option Plans for Booksamillion.com, American Internet Service, Inc.,
                     Netcentral, Inc. and Faithpoint, Inc. (incorporated by reference to Exhibit
                     10.19 to Annual Report on Form 10-K for the fiscal year ended February 3, 2001,
                     File No. 0-20664, filed on May 4, 2001).

10.20  --         Credit agreement dated as of July 1, 2002, between the Company and Bank of
                  America, N.A., SunTrust Bank, N.A., Wells Fargo Bank, N.A., SouthTrust Bank N.A.
                  and Amsouth Bank, N.A. (incorporated by reference to Exhibit 10.20 to Form 10-Q for the quarter ended August 3, 2002).

13     --         Portions of the Annual Report to Stockholders for the year ended January 31,
                  2004 that are expressly incorporated by reference into Part II of this Report.

21     --         Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to
                  Annual Report on Form 10-K for the fiscal year ended February 3, 2001, File No.
                  0-20664, filed May 4, 2001).

23     --         Consent of Deloitte & Touche LLP.

31.1   --         Certification of Clyde B. Anderson, Executive Chairman of the Board of
                  Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange
                  Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2   --         Certification of Richard S. Wallington, Chief Financial Officer of
                  Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange
                  Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.3   --         Certification of Sandra B. Cochran, President and Chief Executive Officer of
                  Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange
                  Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1   --         Certification of Clyde B. Anderson, Executive Chairman of the Board of
                  Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit
                  32 of Item 601 of Regulation S-K.

32.2   --         Certification of Richard S. Wallington, Chief Financial Officer of
                  Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit
                  32 of Item 601 of Regulation S-K.

32.3   --         Certification of Sandra B. Cochran, President and Chief Executive Officer of
                  Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit
                  32 of Item 601 of Regulation S-K.

   Reports on Form 8-K

         None.

(c) See Item 15(a) (3), the Exhibit Index and the Exhibits attached hereto.

(d) See Item 15(a) (2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BOOKS-A-MILLION, INC.

                                             by:    /s/ Clyde B. Anderson
                                                 -------------------------------
                                                 Clyde B. Anderson
                                                 Executive Chairman of the Board
                                                 Date: April 27, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PRINCIPAL EXECUTIVE OFFICER:

        /s/ Clyde B. Anderson
--------------------------------------------
Clyde B. Anderson
Executive Chairman of the Board
Date:  April 27, 2004

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

        /s/ Richard S. Wallington
--------------------------------------------
Richard S. Wallington
Chief Financial Officer
Date: April 27, 2004

DIRECTORS:

        /s/ Clyde B. Anderson
--------------------------------------------
Clyde B. Anderson
Date: April 27, 2004

        /s/ Charles C. Anderson
--------------------------------------------
Charles C. Anderson
Date: April 27, 2004

DIRECTORS:

        /s/ Ronald G. Bruno
--------------------------------------------
Ronald G. Bruno
Date: April 27, 2004

        /s/ J. Barry Mason
--------------------------------------------
J. Barry Mason
Date: April 27, 2004

        /s/ Terry C. Anderson
--------------------------------------------
Terry C. Anderson
Date: April 27, 2004

        /s/ William H. Rogers, Jr.
--------------------------------------------
William H. Rogers, Jr.
Date: April 27, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Books-A-Million, Inc.:

We have audited the consolidated financial statements of Books-A-Million, Inc. and its subsidiaries (the "Company")as of January 31, 2004 and February 1, 2003 and for each of the three fiscal years in the period ended January 31, 2004, and have issued our report thereon dated April 19, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of new accounting principles as described in Note 1 to the consolidated financial statements); such financial statements and report are included in the Company's 2004 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Books-A-Million, Inc. listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Birmingham, Alabama

April 19, 2004

                                   SCHEDULE 2.

                              BOOKS-A-MILLION, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

  FOR THE YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 1, 2003, AND JANUARY 31, 2004

                                                      CHARGED/
                                       BALANCE AT    (CREDITED)    (DEDUCTIONS)/
                                       BEGINNING     TO COSTS        RECOVERIES     BALANCE AT
                                        OF YEAR     AND EXPENSES      NET          END OF YEAR
                                       ----------   ------------   -------------   -----------
FOR THE YEAR ENDED FEBRUARY 2, 2002:
Allowance for doubtful accounts        $  786,881   $    567,913   $    (569,902)  $   784,892

FOR THE YEAR ENDED FEBRUARY 1, 2003:
Allowance for doubtful accounts        $  784,892   $    276,459   $    (349,396)  $   711,955

FOR THE YEAR ENDED JANUARY 31, 2004:
Allowance for doubtful accounts        $  711,955   $    534,300   $    (701,010)  $   545,245