Form 10-Q
period 2004-05-01
BOOKS A MILLION INC
filed 2004-06-15
CIK 891919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                        For the quarterly period ended:  May 1, 2004
                                                         -----------

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                        For the transaction period from__________to__________

                         COMMISSION FILE NUMBER 0-20664

                              BOOKS-A-MILLION, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                63-0798460
--------                                               -----------
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


402 INDUSTRIAL LANE, BIRMINGHAM, ALABAMA                        35211
----------------------------------------                        -----
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

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of June 8, 2004 were 16,531,304 shares.

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

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    AS OF MAY 1, 2004        AS OF JANUARY 31, 2004
                                                                    -----------------        ----------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .............................              $    5,064               $    5,348
   Accounts receivable, net .............................                   8,046                    7,271
   Related party accounts receivable, net ...............                     349                      351
   Inventories ..........................................                 218,297                  211,591
   Prepayments and other ................................                   6,314                    5,890
   Deferred income taxes ................................                   4,509                    4,446
                                                                       ----------               ----------
       TOTAL CURRENT ASSETS .............................                 242,579                  234,897
                                                                       ----------               ----------
PROPERTY AND EQUIPMENT:
   Gross property and equipment .........................                 168,095                  166,466
   Less accumulated depreciation and amortization .......                 121,093                  117,289
                                                                       ----------               ----------
     NET PROPERTY AND EQUIPMENT .........................                  47,002                   49,177
                                                                       ----------               ----------
OTHER ASSETS ............................................                   1,562                    1,605
                                                                       ----------               ----------
       TOTAL ASSETS .....................................              $  291,143               $  285,679
                                                                       ==========               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .....................................              $   89,162               $   87,984
   Related party accounts payable .......................                   6,750                    8,777
   Accrued expenses .....................................                  25,814                   30,189
   Accrued income taxes .................................                   1,485                    3,527
   Current portion of long-term debt ....................                   9,612                     --
                                                                       ----------               ----------
       TOTAL CURRENT LIABILITIES ........................                 132,823                  130,477
                                                                       ----------               ----------
LONG-TERM DEBT ..........................................                  23,028                   20,640
DEFERRED INCOME TAXES ...................................                   1,686                    1,805
OTHER LONG-TERM LIABILITIES .............................                   1,282                    1,507
                                                                       ----------               ----------
       TOTAL NON-CURRENT LIABILITIES ....................                  25,996                   23,952
                                                                       ----------               ----------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares
   authorized, no shares outstanding.....................                     --                       --
   Common stock, $.01 par value, 30,000,000 shares
   authorized, 18,620,069 and 18,465,387 shares issued at
   May  1, 2004 and January 31, 2004, respectively.......                     186                      185
   Additional paid-in capital ...........................                  72,068                   71,799
   Less treasury stock, at cost (2,094,750 and 2,010,050
   shares at May 1, 2004 and January 31, 2004,
   respectively).........................................                  (5,819)                  (5,271)
   Deferred compensation ................................                    (260)                    (284)
   Accumulated other comprehensive loss, net of tax .....                    (614)                    (707)
   Retained earnings ....................................                  66,763                   65,528
                                                                       ----------               ----------
       TOTAL STOCKHOLDERS' EQUITY .......................                 132,324                  131,250
                                                                       ----------               ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......              $  291,143               $  285,679
                                                                       ==========               ==========

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                THIRTEEN WEEKS ENDED
                                                                                --------------------
                                                                       MAY 1, 2004               MAY 3, 2003
                                                                       -----------               -----------
NET SALES ..............................................            $    108,515            $      98,505
   Cost of products sold (including warehouse
   distribution and store occupancy costs) (1) .........                  78,831                   73,568
                                                                         --------                 --------
GROSS PROFIT ...........................................                  29,684                   24,937
   Operating, selling and administrative expenses ......                  23,183                   21,576
   Depreciation and amortization .......................                   3,991                    4,035
                                                                         --------                 --------
OPERATING INCOME (LOSS)
                                                                           2,510                     (674)
   Interest expense, net ...............................                     518                      869
                                                                         --------                 --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES ..................................................                   1,992                   (1,543)
   Income taxes provision (benefit) ....................                     757                     (587)
                                                                         --------                 --------
INCOME (LOSS) FROM CONTINUING OPERATIONS ...............                   1,235                     (956)
DISCONTINUED OPERATIONS (NOTE 9)
   Loss from discontinued operations before income
   taxes ...............................................                    --                       (138)
   Income tax benefit ..................................                    --                        (52)
                                                                         --------                 --------
     LOSS FROM DISCONTINUED OPERATIONS .................                    --                        (86)
                                                                         --------                 --------
NET INCOME (LOSS)                                                   $      1,235            $      (1,042)
                                                                         ========                 ========

NET INCOME (LOSS) PER COMMON SHARE:
BASIC:
   INCOME (LOSS) FROM CONTINUING OPERATIONS ...........             $       0.08            $       (0.06)
   LOSS FROM DISCONTINUED OPERATIONS ..................                    --                       --
                                                                         --------                 --------
   NET INCOME (LOSS) ...................................            $       0.08            $       (0.06)
                                                                         ========                 ========
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC                  16,445                   16,220
                                                                         ========                 ========
DILUTED:
   INCOME (LOSS) FROM CONTINUING OPERATIONS ...........             $       0.07            $       (0.06)
   LOSS FROM DISCONTINUED OPERATIONS ..................                    --                       --
                                                                         --------                 --------
   NET INCOME (LOSS) ...................................            $       0.07            $       (0.06)
                                                                         ========                 ========
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
   DILUTED..............................................                  17,213                   16,220
                                                                         ========                 ========

(1) Inventory purchases from related parties were $11,261 and $11,764, respectively, for each of the periods presented above.

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                THIRTEEN WEEKS ENDED
                                                                                                --------------------
                                                                                         MAY 1, 2004              MAY 3, 2003
                                                                                         -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ......................................................            $     1,235              $    (1,042)
                                                                                           -------                 -------
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization ........................................                  3,991                   4,087
     Deferred compensation amortization ...................................                     24                    --
     Loss on impairment of assets .........................................                   --                        12
     Gain on disposal of property .........................................                     (9)                   --
     Change in deferred income taxes ......................................                   (182)                   (621)
       Increase in inventories ............................................                 (6,706)                (15,435)
       Decrease in accounts payable .......................................                   (849)                 (7,365)
       Changes in certain other assets and liabilities ....................                 (7,745)                 (4,778)
                                                                                           -------                 -------
        Total adjustments .................................................                (11,476)                (24,100)
                                                                                           -------                 -------
        Net cash used in operating activities .............................                (10,241)                (25,142)
                                                                                           -------                 -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...................................................                 (1,778)                 (1,646)
   Proceeds from sale of equipment ........................................                     13                    --
                                                                                           -------                 -------
        Net cash used in investing activities .............................                 (1,765)                 (1,646)
                                                                                           -------                 -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities .....................................                 56,260                  69,870
   Repayments under credit facilities .....................................                (44,260)                (43,810)
   Purchase of treasury stock .............................................                   (548)                   --
   Proceeds from sale of common stock, net ................................                    270                      84
                                                                                           -------                 -------
        Net cash provided by financing activities .........................                 11,722                  26,144
                                                                                           -------                 -------

Net decrease in cash and cash equivalents .................................                   (284)                   (644)
Cash and cash equivalents at beginning of period ..........................                  5,348                   4,977
                                                                                           -------                 -------
Cash and cash equivalents at end of period ................................            $     5,064             $     4,333
                                                                                           =======                 =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the thirteen week period for:
            Interest ......................................................            $       503             $     1,030
            Income taxes, net of refunds ..................................            $     2,609             $     1,701


                             SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Books-A-Million, Inc. and its subsidiaries (the "Company") for the thirteen week periods ended May 1, 2004 and May 3, 2003, have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended January 31, 2004, included in our Fiscal 2004 Annual Report on Form 10-K. In the opinion of management, the financial statements included herein contain all adjustments considered necessary for a fair presentation of our financial position as of May 1, 2004, and the results of its operations and cash flows for the thirteen week periods ended May 1, 2004 and May 3, 2003. Certain prior year amounts have been reclassified to conform to current year presentation.

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

         We have also experienced, and expect to continue to experience, significant variability in sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

     Stock-Based Compensation

         At May 1, 2004 and January 31, 2004, the Company had one stock option plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Pronouncements Bulletin (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost for this plan is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income
     (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation--Transaction and Disclosure--an Amendment of FASB Statement No. 123," to stock-based employee compensation (in thousands except per share amounts):

                                                          For the Thirteen Weeks Ended
                                                          ----------------------------
In thousands                                            May 1, 2004            May 3, 2003
                                                        -----------            -----------
Net income (loss), as reported ........                 $  1,235                $  (1,042)
Deduct:  Total stock-based employee
    compensation expense determined
    under fair value based method
    for all awards, net of  tax effects                      341                      328
                                                        --------                ---------
Pro forma net income (loss) ...........                 $    894                $  (1,370)
Net income (loss) per common share:
Basic--as reported ....................                 $   0.08                $   (0.06)
Basic--pro forma ......................                 $   0.05                $   (0.08)
Diluted--as reported ..................                 $   0.07                $   (0.06)
Diluted--pro forma ....................                 $   0.05                $   (0.08)
                                                        ========                =========

         The fair value of the options granted under the Company's stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 2005 and 2004: no dividend yield; expected volatility of 1.06% and 1.01%, respectively; risk-free interest rates of 3.87% to 4.90% and 3.63% to 5.10%, respectively; and expected lives of six or ten years.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.       NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per share ("EPS") is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS has been computed based on the weighted average number of shares outstanding including the effect of outstanding stock options and restricted stock, if dilutive, in each respective thirteen week period. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                                     For the Thirteen Weeks Ended
                                                                           (in thousands)
                                                                     ----------------------------
                                                                 May 1, 2004              May 3, 2003
                                                                 -----------              -----------
     Weighted average shares outstanding:
          Basic................................                    16,445                 16,220
          Dilutive effect of stock options  and
          restricted stock outstanding.........                       768                     -
                                                                   ------                 ------
          Diluted..............................                    17,213                 16,220
                                                                   ======                 ======

         Options outstanding to purchase 1,072,000 and 2,555,000 shares of common stock as of May 1, 2004 and May 3, 2003, respectively, were not included in the table above as they were anti-dilutive under the treasury stock method.

3.       DERIVATIVE AND HEDGING ACTIVITIES

         The Company is subject to interest rate fluctuations involving its credit facilities and debt related to an Industrial Development Revenue Bond (the "Bond"). However, the Company uses fixed interest rate hedges to manage this exposure. The Company entered into two separate $10 million swaps on July 24, 2002. Both expire in August 2005 and effectively fix the interest rate on $20 million of variable credit facility debt at 5.13%. In addition, the Company entered into a $7.5 million interest rate swap in May 1996 that expires in June 2006 and effectively fixes the interest rate on the Bond at 7.98%. The counter parties to the interest rate swaps are two primary banks in the Company's credit facility. The Company believes the credit and liquidity risks of the counter parties failing to meet their obligation are remote as the Company settles its interest position with the banks on a quarterly basis.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The Company's hedges are generally designated as cash flow hedges because they are interest rate swaps that convert variable payments to fixed payments. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt and related interest expense. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income (loss) or in earnings, depending on the type of hedging relationship. Over time, amounts held in accumulated other comprehensive income (loss) will be reclassified to earnings when the hedge transaction affects earnings.

         The Company's interest rate swaps described above are reported as a liability classified in other long-term liabilities in the accompanying condensed consolidated balance sheets at their fair value of $1.3 million and $1.5 million as of May 1, 2004 and January 31, 2004, respectively. For the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively, adjustment gains of $93,000 (net of tax provision of $57,000) and $63,000 (net of tax provision of $39,000) were recorded as unrealized gains in accumulated other comprehensive income loss and are detailed in Note 4. During the fourth quarter of fiscal 2004, one interest rate swap no longer qualified for hedge accounting under SFAS No. 133; as a result, the Company de-designated the hedge. A pre-tax gain of $70,000 was recorded in earnings during the first quarter of fiscal 2005 related to the de-designated hedge.


4.       COMPREHENSIVE INCOME (LOSS)


         Comprehensive income (loss) is net income or loss, plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to the Company are the unrealized gains (losses) on the hedges explained in Note 3, as follows:

COMPREHENSIVE INCOME (LOSS)                           Thirteen Weeks Ended
                                                         (in thousands)
                                                      --------------------
                                              May 1, 2004           May 3, 2003
                                              -----------           -----------
     Net income (loss)....................      $1,235               ($1,042)

     Unrealized gains (losses) on
     hedges, net of deferred tax provision
    (benefit)for the thirteen-week periods
     of $57 and $39,respectively..........          93                    63
                                                ------               -------
     Total comprehensive income (loss)....      $1,328                 ($979)
                                                ======                 =====

5.       COMMITMENTS AND CONTINGENCIES

         The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.

         From time to time, the Company enters into certain types of agreements that require the Company to indemnify parties against third party claims under certain circumstances. Generally these agreements relate to: (a) agreements with vendors and suppliers under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company's request or otherwise on its behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for the Company to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of the Company, (c) real estate leases, under which the Company may agree to indemnify the lessors from claims arising from the Company's use of the property, and (d) agreements with the Company's directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company has Directors and Officers Liability Insurance, which, subject to the policy's conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

         The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, the

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Company's maximum liability under such indemnities is not explicitly stated, and therefore the overall maximum amount of the Company's obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company's balance sheet at May 1, 2004 and January 31, 2004 as such liabilities are considered de minimis.

6.       INVENTORIES

     Inventories were:

     (In thousands)               May 1, 2004        January 31, 2004
                                  -----------        ----------------
      Inventories (at FIFO)        $ 219,101            $  212,251
      LIFO reserve                      (804)                 (660)
                                   ---------            ----------
      Net inventories              $ 218,297            $  211,591
                                   =========            ==========


7.        BUSINESS SEGMENTS

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

         The accounting policies of the segments are substantially the same as those described in the Company's Fiscal 2004 Annual Report on Form 10-K. The Company evaluates performance of the segments based on profit and loss from operations before interest and income taxes. Certain intersegment cost allocations have been made based upon consolidated and segment revenues.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SEGMENT INFORMATION (IN THOUSANDS)
                                                    Thirteen Weeks Ended
                                                    --------------------
                                              May 1, 2004         May 3, 2003
                                           -----------------   -----------------
NET SALES

      Retail /Wholesale Trade........     $     106,601         $      97,199

      Electronic Commerce Trade......             6,298                 5,207

      Intersegment Sales Elimination             (4,384)               (3,901)
                                              ----------            ----------
          Net Sales..................     $     108,515         $      98,505
                                              ==========            ==========
 OPERATING INCOME (LOSS)

      Retail /Wholesale Trade........     $       2,292         $        (832)

      Electronic Commerce Trade......                85                    31

      Intersegment Elimination of
      Certain Costs.................                133                   127
                                              ----------            ----------
      Total Operating Income (Loss)..     $       2,510         $        (674)
                                              ==========            ==========

 ASSETS                                           As of             As of
                                               May 1, 2004     January 31, 2004
                                           -----------------   -----------------
      Retail/Wholesale Trade.........     $     290,040         $     284,718

      Electronic Commerce Trade......             1,583                 1,527

      Intersegment Asset Elimination.              (480)                 (566)
                                              ----------            ----------
          Total Assets...............     $     291,143         $     285,679
                                              ==========            ==========

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.       RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002, and are included herein. The Company has not adopted the fair value method of recording stock options under SFAS No. 123. The FASB has now determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an accounting standard. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's financial position, results of operations or cash flows.

         FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. This interpretation requires consolidation of variable interest entities ("VIE"), also formerly referred to as "special purpose entities," if certain conditions are met. The interpretation applies immediately to VIE's created after January 31, 2003 and to interests obtained in VIE's after January 31, 2003. Beginning after June 15, 2003, the interpretation also applies to VIE's created or interests obtained in VIE's before January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities--An Interpretation of ARB 51" (revised December 2003) ("FIN 46R"), which includes significant amendments to previously issued FIN No. 46. Among other provisions, FIN 46R includes revised transition dates for public entities. The Company adopted the provisions of FIN 46R effective in the first quarter of fiscal 2005. The adoption of this interpretation did not have an effect on the Company's financial position, results of operations or cash flows.


9.       DISCONTINUED OPERATIONS

         Discontinued operations represent the closure in fiscal 2004 of four retail stores in markets located in Georgia (two stores), Louisiana and North Carolina where the Company does not expect another of its existing stores to absorb the closed store's customers. These stores had sales of $928,000 and pretax operating losses of $138,000 for the thirteen weeks ended May 3, 2003. Included in the loss on discontinued operations are impairment losses of $12,000 for the thirteen weeks ended May 3, 2003. Also included in the loss on discontinued operations are store closing costs of $22,000 for the thirteen weeks May 3, 2003.

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

GENERAL

         We were founded in 1917 and currently operate 202 retail bookstores, including 163 superstores, concentrated in the southeastern United States.

         Our growth strategy is focused on opening superstores in new and existing market areas, particularly in the Southeast. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats.

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

                                                  Thirteen Weeks Ended
                                                  --------------------
                                            May 1, 2004          May 3, 2003
                                            -----------          -----------
Net sales............................         100.0%                100.0%
Gross profit.........................          27.4%                 25.3%
Operating, selling and administrative
expenses.............................          21.4%                 21.9%
Depreciation and amortization........           3.7%                  4.1%
                                              -----                 -----
Operating income (loss)..............           2.3%                (0.7)%
Interest expense, net................           0.5%                  0.9%
                                              -----                 -----
Income (Loss) from continuing
operations before income taxes.......           1.8%                (1.6)%
Income taxes provision (benefit......           0.7%                (0.6)%
                                              -----                 -----
Income (Loss) from continuing
operations...........................           1.1%                (1.0)%
Loss from discontinued operations....              -                (0.1)%
                                              -----                 -----
Net income ( loss)...................           1.1%                (1.1)%
                                              =====                 =====

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Net sales increased $10.0 million, or 10.2%, to $108.5 million in the thirteen weeks ended May 1, 2004, from $98.5 million in the thirteen weeks ended May 3, 2003. Comparable store sales in the thirteen weeks ended May 1, 2004 increased 7.1% when compared with the same thirteen week period for the prior year. The increase in comparable store sales for the thirteen weeks was primarily due to higher sales in the book and cafe departments. The book sales increase was primarily driven by the improving economy, as well as strong sales in categories such as Fiction, Children's and Inspirational. The cafe department sales increase was led by the Company's new cold beverage product line of frappes as well as increased store traffic. During the thirteen weeks ended May 1, 2004, the Company relocated two superstores.

         Net sales for the retail trade segment increased $9.4 million, or 9.7%, to $106.6 million in the thirteen weeks ended May 1, 2004 from $97.2 million in the same period last year. The increase in sales was primarily due to higher comparable store sales, which increased 7.1% for the thirteen weeks. Net sales for the electronic commerce segment increased $1.1 million, or 21.0%, to $6.3 million in the thirteen weeks ended May 1, 2004, related primarily to higher business to business order volume.

         Gross profit increased $4.8 million, or 19.0%, to $29.7 million in the thirteen weeks ended May 1, 2004 when compared with $24.9 million in the same thirteen week period for the prior year. Gross profit as a percentage of net sales for the thirteen weeks ended May 1, 2004 was 27.4% versus 25.3% in the same period last year. The increase in gross profit stated as a percent of net sales for the thirteen week period was due to less promotional activity, improved sales mix to higher margin departments, including cafes, and lower occupancy and warehouse distribution costs as a percentage of sales.

         Operating, selling and administrative expenses were $23.2 million in the thirteen week period ended May 1, 2004 compared to $21.6 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended May 1, 2004 decreased to 21.4% from 21.9% in the same period last year. The decrease in operating, selling and administrative expenses stated as a percent to sales was primarily due to higher comparable store sales which improved leveraging of operating costs.

         Depreciation and amortization was $4.0 million in each of the thirteen week periods ended May 1, 2004 and May 3, 2003.

         Consolidated operating income was $2.5 million for the thirteen weeks ended May 1, 2004, compared to an operating loss of $0.7 million in the same period last year. Operating income for the retail trade segment increased $3.1 million for the thirteen weeks ended May 1, 2004. The increase in operating income for the quarter was due to strong profit growth driven by stronger comparable store sales. The operating profit for the electronic commerce segment increased $54,000 for the thirteen weeks ended May 1, 2004 compared to the same period last year. The increase in profit was due to higher order volume in the business to business category.

         Interest expense was $518,000 in the thirteen weeks ended May 1, 2004 versus $869,000 in the same period last year. The decrease was primarily due to lower average debt balances compared with prior year.

         Discontinued operations represent the closure in fiscal 2004 of four retail stores in markets located in Georgia (two stores), Louisiana and North Carolina where the Company does not expect another of its existing stores to absorb the closed store's customers. These stores had sales of $928,000 and pretax operating losses of $138,000 for the thirteen weeks ended May 3, 2003. Included in the loss on discontinued operations are impairment losses of $12,000 for the thirteen weeks ended May 3, 2003. Also included in the loss on discontinued operations are store closing costs of $22,000 for the thirteen weeks May 3, 2003.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. The Company has an unsecured revolving credit facility that allows borrowings up to $100 million, for which no principal repayments are due until the facility expires in July 2005. The credit facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. As of May 1, 2004 and January 31, 2004, $25.1 million and $13.1 million, respectively, were outstanding under this credit facility. The maximum and average outstanding balances during the thirteen weeks ended May 1, 2004 were $33.2 million and $25.8 million, respectively, compared to $73.9 million and $64.4 million, respectively for the same period in the prior year. The decrese in the maximum and average outstanding balance from the prior year was due to higher earnings, lower capital expenditures and improved inventory management. The outstanding borrowings as of May 1, 2004 had interest rates ranging from 1.86% to 2.75%. Additionally, as of May 1, 2004 and January 31, 2004, the Company has outstanding borrowings under an industrial revenue bond totaling $7.5 million, which is secured by certain property.

Financial Position

         Inventory balances at May 1, 2004 compared to January 31, 2004 increased due to seasonal fluctuation in inventory. Inventory levels are lowest at January 31, 2004 due to large post holiday returns to vendors. Accrued expenses at May 1, 2004 compared to January 31, 2004 decreased due to payment of fiscal 2004 management bonuses in the first quarter of fiscal 2005.

Future Commitments

         The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at May 1, 2004 (in thousands):

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS

                               Total       FY 2005      FY 2006     FY 2007      FY 2008       FY 2009     Thereafter
                            ---------     --------     --------     --------     --------     --------     --------
Long-term debt-revolving
credit facility..........     $25,140     $  9,612    $  15,528            -            -            -            -

Long-term debt
-industrial
revenue bond.............       7,500            -        7,500            -            -            -            -
                            ---------     --------     --------     --------     --------     --------     --------
Subtotal of debt.........      32,640        9,612       23,028            -            -            -            -
Operating leases.........     115,398       21,317       25,844       20,216       16,654       12,184       19,183
                            ---------     --------     --------     --------     --------     --------     --------
Total of obligations.....   $ 148,038     $ 30,929     $ 48,872     $ 20,216     $ 16,654     $ 12,184     $ 19,183
                            =========     ========     ========     ========     ========     ========     ========

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, the Company's maximum liability under such indemnities is not explicitly stated, and therefore the overall maximum amount of the Company's obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company's balance sheet at May 1, 2004 and January 31, 2004 as such liabilities are considered de minimis.

Cash Flows

         Operating activities used cash of $10.2 million and $25.1 million in the thirteen week periods ended May 1, 2004 and May 3, 2003, respectively, and included the following effects:
o Cash used for inventories in the thirteen week periods ended May 1, 2004 and May 3, 2003 was $6.7 million and $15.4 million, respectively. The smaller usage in the current period was primarily due to higher sales and improved inventory management versus last year.
o Cash used for accounts payable in the thirteen week periods ended May 1, 2004 and May 3, 2003 was $0.8 million and $7.4 million, respectively. This change was due to improved leveraging of accounts payable with vendors in the first quarter of fiscal 2005.
o Depreciation and amortization expenses were $4.0 million in each of the thirteen week periods ended May 1, 2004 and May 3, 2003.

         Cash flows used in investing activities reflected a $1.8 million and $1.7 million net use of cash for the thirteen week periods ended May 1, 2004 and May 3, 2003, respectively. Cash was used primarily to fund capital expenditures for store relocations, renovation and improvements to existing stores, and investments in management information systems.

         Financing activities provided cash of $11.7 million and $26.1 million in the thirteen week periods ended May 1, 2004 and May 3, 2003, respectively, principally from net borrowings under the revolving credit facility.

OUTLOOK

         For the thirteen weeks ended May 1, 2004, the Company has relocated two stores and remodeled ten stores. For the remainder of fiscal 2005, the Company expects to open eight to ten stores, complete remodels on approximately fifteen to twenty stores, and close two to four stores. The Company's capital expenditures totaled $1.8 million in the thirteen week period ended May 1, 2004. Management estimates that capital expenditures for the remainder of fiscal 2005 will be approximately $12.8 million and that such amounts will be used primarily for new stores and relocations, renovation and improvements to existing stores, upgrades and expansion of warehouse distribution facilities, and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 2005.

RELATED PARTY ACTIVITIES

         Charles C. Anderson and Terry C. Anderson, both directors of the Company during the quarter, and Clyde B. Anderson, a director and officer of the Company, have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities ("related parties") are summarized in the following paragraphs.

         The Company purchases a substantial portion of its magazines as well as certain of their seasonal music and newspapers from Anderson Media Corporation ("Anderson Media"), an affiliate through common ownership. During the thirteen weeks ended May 1, 2004 and May 3, 2003, purchases of these items from Anderson Media totaled $10,561,000 and $11,172,000, respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. ("Anderson Press"), an affiliate through common ownership. During the thirteen weeks ended May 1, 2004 and May 3, 2003, such purchases from Anderson Press totaled $420,000 and $300,000, respectively. The Company purchases certain of its greeting cards and gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the thirteen weeks ended May 1, 2004 and May 3, 2003 were $142,000 and $35,000, respectively. The Company purchases certain magazine subscriptions from Magazines.com, an affiliate through common ownership. During the thirteen weeks ended May 1, 2004 and May 3, 2003,

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


purchases of these items were $24,000 and $22,000, respectively. The Company purchases content for publication from Publication Marketing Corporation, an affiliate through common ownership. During the thirteen weeks ended May 1, 2004 and May 3, 2003, purchases of these items were $18,000 and $18,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD ("Anco Far East"), an affiliate through common ownership. The total paid to Anco Far East was $95,000 and $218,000 during the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product, as well as duty, freight and fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $7,000 and $15,000, respectively.

         The Company sold books to Anderson Media in the amounts of $53,000 and $81,000 during the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. During the thirteen weeks ended May 1, 2004 and May 3, 2003, the Company provided $47,000 and $57,000, respectively, of internet services to Magazines.com.

         The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, a member of the Board of Directors. The lease extends to January 31, 2006. During the thirteen weeks ended May 1, 2004 and May 3, 2003, the Company paid rent of $34,000 in each period to the trust under this lease. Anderson & Anderson LLC ("A&A"), which is an affiliate through common ownership, also leases three buildings to the Company. During the thirteen weeks ended May 1, 2004 and May 3, 2003, the Company paid A&A a total of $110,000 and $119,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $240,000 at May 1, 2004. The Company subleases certain property to Hibbett Sporting Goods, Inc. ("Hibbett"), a sporting goods retailer in the southeastern United States. The Company's Executive Chairman, Clyde B. Anderson, is a member of Hibbett's board of directors. During the thirteen weeks ended May 1, 2004 and May 3, 2003, the Company received $48,000 and $40,000, respectively,in rent payments from Hibbett.

         The Company shares ownership of a plane, which the Company uses in the operations of its business, with an affiliated company. The Company rents the plane to affiliated companies at the approximate cost of usage. The total amounts received from affiliated companies for use of the plane during the thirteen weeks ended May 1, 2004 and May 3, 2003, was $63,000 and $119,000, respectively. The cost of operating the plane during these years was approximately the same as the revenue received.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to interest rate fluctuations involving its credit facilities. The average amount of debt outstanding under the Company's credit facilities was $57.5 million during fiscal 2004. However, the Company utilizes both fixed and variable debt to manage this exposure. The Company entered into two separate $10 million swaps on July 24, 2002. Both expire August 2005 and effectively fix the interest rate on $20 million of variable debt at 5.13%. Also, on May 14, 1996, the Company entered into an interest rate swap agreement, with a ten- year term, which carries a notional principal amount of $7.5 million. The swap effectively fixes the interest rate on $7.5 million of variable rate debt at 7.98%. The swap agreement expires on June 7, 2006. The counter parties to the interest rate swaps are parties to the Company's revolving credit facilities. The Company believes the credit and liquidity risk of the counter parties failing to meet their obligations is remote as the Company settles its interest position with the banks on a quarterly basis.

         To illustrate the sensitivity of the results of operations to changes in interest rates on its debt, the Company estimates that a 66% increase in LIBOR rates would increase interest expense by approximately $10,000 for the thirteen weeks ended May 1, 2004. Likewise, a 66% decrease in LIBOR rates would decrease interest expense by $10,000 for the thirteen weeks ended May 1, 2004. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years. The estimates do not consider the effect of the potential termination of the interest rate swaps associated with the debt will have on interest expense.

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

ITEM 2:  Changes in Securities, Use of Proceeds, and Issuer Purchases of
         Securities

                  Issuer Purchases of Securities

                  In March 2004, the Board of Directors authorized a new common stock repurchase program for up to an additional 10% of the outstanding stock, or 1,646,624 shares. The following table shows common stock repurchases under the program:

                                                                                                          Maximum Number
                                                                                  Total Number of         of Shares that May
                                                                                  Shares Purchased        Yet Be Purchased
                                    Total Number of         Average Price Paid    as Part of Publicly     Under the Program at
       Period                       Shares Purchased        per Share             Announced Program       End of Period
  --------------------              -----------------      -------------------    -------------------     --------------------
 3/17/2004 to 4/3/2004                   54,400                 $6.3416                 54,400              1,592,225
 4/4/2004 to 5/1/2004                    30,300                 $6.5535                 30,300              1,561,925
                                     -----------------      -------------------    -------------------     --------------------
         Total                           84,700                 $6.4174                 84,700
                                    ==================      ===================    ===================     ====================


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

                  Exhibit 31.2 Certification of Sandra B. Cochran, President and Chief Executive Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

                  Exhibit 31.3 Certification of Richard S. Wallington, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

                  Exhibit 32.1 Certification of Clyde B. Anderson, Executive Chairman of the Board of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

                  Exhibit 32.2 Certification of Sandra B. Cochran, President and Chief Executive Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

                  Exhibit 32.3 Certification of Richard S. Wallington, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.


(B)      Reports on Form 8-K

                  On March 19, 2004, the Company furnished a report on Form 8-K pursuant to Items 7, 9 and 12 of such form announcing (1) its earnings results for the fiscal quarter and year ended January 31, 2004 and (2) the authorization from the Company's Board of Directors to repurchase up to 10% of the Company's outstanding stock.

                  Subsequent to the end of the first quarter of fiscal 2005, on May 24, 2004, the Company furnished a report on Form 8-K pursuant to Items 7 and 12 of such form announcing first quarter fiscal 2005 earnings results.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                              BOOKS-A-MILLION, INC.


   Date: June 14, 2004                    by:/s/ Clyde B. Anderson
                                             ---------------------
                                                 Clyde B. Anderson
                                   Executive Chairman of the Board


   Date: June 14, 2004                by:/s/ Richard S. Wallington
                                         -------------------------
                                             Richard S. Wallington
                                           Chief Financial Officer


   Date: June 14, 2004                    by:/s/ Sandra B. Cochran
                                             ---------------------
                                                 Sandra B. Cochran
                             President and Chief Executive Officer

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


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.


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

Date: June 14, 2004



                                                          _/s/ Clyde B. Anderson
                                                         -----------------------
                                                               Clyde B. Anderson
                                                 Executive Chairman of the Board

Exhibit 31.2


                                 CERTIFICATIONS



I, Sandra B. Cochran, certify that:

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


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.


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

Date: June 14, 2004                                       _/s/ Sandra B. Cochran
                                                         -----------------------
                                                               Sandra B. Cochran
                                           President and Chief Executive Officer

Exhibit 31.3

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


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.


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

Date: June 14, 2004                                  _/s/ Richard S. Wallington
                                                     ---------------------------
                                                           Richard S. Wallington
                                                         Chief Financial Officer

Exhibit 32.1

                CERTIFICATION OF EXECUTIVE CHAIRMAN OF THE BOARD

         Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended May 1, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated: June 14, 2004                                  /s/ Clyde B. Anderson
                                                          ----------------------
                                                               Clyde B. Anderson
                                                 Executive Chairman of the Board

Exhibit 32.2

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

         Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended May 1, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated: June 14, 2004                                  /s/ Sandra B. Cochran
                                                         -----------------------
                                                               Sandra B. Cochran
                                           President and Chief Executive Officer

Exhibit 32.3

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

         Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended May 1, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated: June 14, 2004                              /s/ Richard S. Wallington
                                                      --------------------------
                                                           Richard S. Wallington
                                                         Chief Financial Officer