Form 10-Q
period 2004-08-28
BOOKS A MILLION INC
filed 2004-09-14
CIK 891919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                        For the quarterly period ended:  July 31, 2004
                                                         -------------

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                        For the transaction period from__________to__________

                         COMMISSION FILE NUMBER 0-20664

                              BOOKS-A-MILLION, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                          63-0798460
        --------                                          ----------
State or other jurisdiction                    (IRS Employer Identification No.)
of incorporation or organization)


402 INDUSTRIAL LANE, BIRMINGHAM, ALABAMA                        35211
----------------------------------------                        -----
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

                                    Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of September 8, 2004 were 16,743,084 shares.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                               PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (UNAUDITED):

     Condensed Consolidated Balance Sheets .........................              3

     Condensed Consolidated Statements of Operations ...............              4

     Condensed Consolidated Statements of Cash Flows ...............              5

     Notes to Condensed Consolidated Financial Statements ..........              6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .................................             13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk              18

Item 4.  Controls and Procedures ...................................             19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .........................................             20

Item 2.  Changes in Securities .....................................             20

Item 3.  Defaults Upon Senior Securities ...........................             20

Item 4.  Submission of Matters of Vote of Security-Holders .........             20

Item 5.  Other Information .........................................             20

Item 6.  Exhibits and Reports on Form 8-K ..........................             20

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   AS OF JULY 31, 2004          AS OF JANUARY 31, 2004
                                                                   -------------------          ----------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .............................               $    5,441                $    5,348
   Accounts receivable, net .............................                    7,477                     7,271
   Related party accounts receivable, net ...............                      193                       351
   Inventories ..........................................                  210,860                   211,591
   Prepayments and other ................................                    5,899                     5,890
   Deferred income taxes ................................                    4,696                     4,446
                                                                        ----------                ----------
       TOTAL CURRENT ASSETS .............................                  234,566                   234,897
                                                                        ----------                ----------
PROPERTY AND EQUIPMENT:
   Gross property and equipment .........................                  166,564                   166,466
   Less accumulated depreciation and amortization .......                  120,611                   117,289
                                                                        ----------                ----------
     NET PROPERTY AND EQUIPMENT .........................                   45,953                    49,177
                                                                        ----------                ----------
OTHER ASSETS ............................................                    1,633                     1,605
                                                                        ----------                ----------
       TOTAL ASSETS .....................................               $  282,152                $  285,679
                                                                        ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .....................................               $   88,445                $   87,984
   Related party accounts payable .......................                    7,656                     8,777
   Accrued expenses .....................................                   30,380                    30,189
   Accrued income taxes .................................                      525                     3,527
                                                                        ----------                ----------
       TOTAL CURRENT LIABILITIES ........................                  127,006                   130,477
                                                                        ----------                ----------
LONG-TERM DEBT ..........................................                   18,700                    20,640
DEFERRED INCOME TAXES ...................................                    1,834                     1,805
OTHER LONG-TERM LIABILITIES .............................                      969                     1,507
                                                                        ----------                ----------
       TOTAL NON-CURRENT LIABILITIES ....................                   21,503                    23,952
                                                                        ----------                ----------

COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares                            --                        --
   authorized, no shares outstanding.....................
   Common stock, $.01 par value, 30,000,000 shares
   authorized, 18,664,901 and 18,465,387 shares issued at
   July 31, 2004 and January 31, 2004, respectively......                      187                       185
   Additional paid-in capital ...........................                   72,452                    71,799
   Less treasury stock, at cost (2,094,750 and 2,010,050
   shares at July 31, 2004 and January 31, 2004,
   respectively).........................................                   (5,819)                   (5,271)
   Deferred compensation ................................                     (461)                     (284)
   Accumulated other comprehensive loss, net of tax .....                     (485)                     (707)
   Retained earnings ....................................                   67,769                    65,528
                                                                        ----------                ----------
       TOTAL STOCKHOLDERS' EQUITY .......................                  133,643                   131,250
                                                                        ----------                ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......               $  282,152                $  285,679
                                                                        ==========                ==========

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                                  --------------------             ----------------------
                                                            JULY 31, 2004    AUGUST 2, 2003    JULY 31, 2004    AUGUST 2, 2003
                                                            -------------    --------------    -------------    --------------
NET SALES ..............................................     $   114,065      $   113,081      $   222,580      $   211,586
   Cost of products sold (including warehouse,
   distribution and store occupancy costs) (1) .........          83,618           82,269          162,449          155,837
                                                             -----------      -----------      -----------      -----------
GROSS PROFIT ...........................................          30,447           30,812           60,131           55,749
   Operating, selling and administrative expenses ......          24,736           23,661           47,919           45,237
   Depreciation and amortization .......................           3,658            3,916            7,649            7,951
                                                             -----------      -----------      -----------      -----------
OPERATING INCOME .......................................           2,053            3,235            4,563            2,561
   Interest expense, net ...............................             487              848            1,005            1,717
                                                             -----------      -----------      -----------      -----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ..           1,566            2,387            3,558              844
   Income tax provision ................................             560              905            1,317              318
                                                             -----------      -----------      -----------      -----------
INCOME FROM CONTINUING OPERATIONS ......................           1,006            1,482            2,241              526
DISCONTINUED OPERATIONS (NOTE 9):
   Loss from discontinued operations before income
   taxes ...............................................            --               (191)            --               (329)
   Income tax benefit ..................................            --                 70             --                122
                                                             -----------      -----------      -----------      -----------
     LOSS FROM DISCONTINUED OPERATIONS .................            --               (121)            --               (207)
                                                             -----------      -----------      -----------      -----------
NET INCOME .............................................     $     1,006      $     1,361      $     2,241      $       319
                                                             ===========      ===========      ===========      ===========
NET INCOME PER COMMON SHARE:
BASIC:
    INCOME FROM CONTINUING OPERATIONS ..................     $      0.06      $      0.09      $      0.14      $      0.03
    LOSS FROM DISCONTINUED OPERATIONS ..................             --             (0.01)             --             (0.01)
                                                             -----------      -----------      -----------      -----------
   NET INCOME ..........................................     $      0.06      $      0.08      $      0.14      $      0.02
                                                             ===========      ===========      ===========      ===========
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC          16,497           16,248           16,471           16,234
                                                             ===========      ===========      ===========      ===========
DILUTED:
    INCOME FROM CONTINUING OPERATIONS ..................     $      0.06      $      0.09      $      0.13      $      0.03
    LOSS FROM DISCONTINUED OPERATIONS ..................             --             (0.01)             --             (0.01)
                                                             -----------      -----------      -----------      -----------
   NET INCOME ..........................................     $      0.06      $      0.08      $      0.13      $      0.02
                                                             ===========      ===========      ===========      ===========
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
   DILUTED..............................................          17,225           16,518           17,220           16,435
                                                             ===========      ===========      ===========      ===========

(1) Inventory purchases from related parties were $5,517, $6,563, $16,778 and $18,327, respectively, for each of the periods presented above.

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        TWENTY-SIX WEEKS ENDED
                                                                                        ----------------------
                                                                                  JULY 31, 2004        AUGUST 2, 2003
                                                                                  -------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................           $   2,241            $     319
                                                                                   ---------            ---------
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization .....................................               7,649                8,055
     Deferred compensation amortization ................................                  63                 --
     Loss on impairment of assets ......................................                   3                  420
     (Gain)/Loss on disposal of property ...............................                 (12)                  50
     Change in deferred income taxes ...................................                (221)                 238
       (Increase)/Decrease in inventories ..............................                 731               (3,471)
       Decrease in accounts payable ....................................                (660)             (15,196)
       Changes in certain other assets and liabilities .................              (3,289)                 393
                                                                                   ---------            ---------
        Total adjustments ..............................................               4,264               (9,511)
                                                                                   ---------            ---------
        Net cash provided by (used in) operating activities ............               6,505               (9,192)
                                                                                   ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................................................              (4,352)              (3,507)
   Proceeds from sale of equipment .....................................                  13                   19
                                                                                   ---------            ---------
        Net cash used in investing activities ..........................              (4,339)              (3,488)
                                                                                   ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities ..................................              95,120              108,220
   Repayments under credit facilities ..................................             (97,060)             (95,442)
   Purchase of treasury stock ..........................................                (548)                --
   Proceeds from exercise of stock options and issuance of
        common stock under the employee stock option plan...............                 415                   95
                                                                                   ---------            ---------
        Net cash provided by (used in) financing activities ............              (2,073)              12,873
                                                                                   ---------            ---------
Net increase in cash and cash equivalents ..............................                  93                  193
Cash and cash equivalents at beginning of period .......................               5,348                4,977
                                                                                   ---------            ---------
Cash and cash equivalents at end of period .............................           $   5,441            $   5,170
                                                                                   =========            =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the thirteen week period for:
            Interest ...................................................           $   1,013            $   1,770
            Income taxes, net of refunds ...............................           $   4,241            $   1,704

                             SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Books-A-Million, Inc. and its subsidiaries (the "Company") for the thirteen and twenty-six week periods ended July 31, 2004 and August 2, 2003, have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended January 31, 2004, included in our Fiscal 2004 Annual Report on Form 10-K. In the opinion of management, the financial statements included herein contain all adjustments considered necessary for a fair presentation of our financial position as of July 31, 2004, and the results of its operations and cash flows for the thirteen and twenty-six week periods ended July 31, 2004 and August 2, 2003. Certain prior year amounts have been reclassified to conform to current year presentation.

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

     Stock-Based Compensation

         At July 31, 2004 and January 31, 2004, we had one stock option plan. We account for the plan under the recognition and measurement principles of Accounting Pronouncements Bulletin (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost for this plan is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123," to stock-based employee compensation (in thousands except per share amounts):

                                             For the Thirteen Weeks Ended        For the Twenty-Six Weeks Ended
                                             ----------------------------        ------------------------------
In thousands                                July 31, 2004     August 2, 2003     July 31, 2004    August 2, 2003
                                            -------------     --------------     -------------    --------------
Net income (loss), as reported ....           $   1,006        $   1,361         $   2,241        $    319
Deduct:  Total stock-based employee
    compensation expense determined
    under fair value based method
    for all awards, net of  tax effects             341              328               682             656
                                              ----------       ----------         ---------        --------
Pro forma net income (loss) .......                 665            1,033             1,559            (337)
Net income (loss) per common share:
Basic--as reported ................           $    0.06        $    0.08         $    0.14        $   0.02
Basic--pro forma ..................           $    0.04        $    0.06         $    0.09        $  (0.02)
Diluted--as reported ..............           $    0.06        $    0.08         $    0.13        $   0.02
Diluted--pro forma ................           $    0.04        $    0.06         $    0.09        $  (0.02)
                                              ==========       ==========         =========        ========

         The fair value of the options granted under our stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 2005 and 2004: no dividend yield; expected volatility of 1.06% and 1.01%, respectively; risk-free interest rates of 3.87% to 4.90% and 3.63% to 5.10%, respectively; and expected lives of six or ten years.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.       NET INCOME PER SHARE

         Basic net income per share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS has been computed based on the weighted average number of shares outstanding including the effect of outstanding stock options and restricted stock, if dilutive, in each respective thirteen and twenty-six week period. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                                                For the Thirteen Weeks Ended
                                                                                      (in thousands)
                                                                                ----------------------------
                                                                     July 31, 2004                       August 2, 2003
                                                                     -------------                       --------------
     Weighted average shares outstanding:
          Basic.............................................             16,497                              16,248
          Dilutive effect of stock options and
             restricted stock outstanding...................                728                                 270
                                                                         ------                              ------
          Diluted...........................................             17,225                              16,518
                                                                         ======                              ======

                                                                                For the Twenty-Six Weeks Ended
                                                                                      (in thousands)
                                                                                ----------------------------
                                                                     July 31, 2004                        August 2, 2003
                                                                     -------------                       --------------
     Weighted average shares outstanding:
          Basic.............................................             16,471                              16,234
          Dilutive effect of stock options and
            restricted stock outstanding....................                749                                 201
                                                                         ------                              ------
          Diluted...........................................             17,220                              16,435
                                                                         ======                              ======


         Options outstanding to purchase 796,000 and 1,132,000 shares of common stock as of July 31, 2004 and August 2, 2003, respectively, were not included in the table above as they were anti-dilutive under the treasury stock method.

3.       DERIVATIVE AND HEDGING ACTIVITIES

         We are subject to interest rate fluctuations involving our credit facilities and debt related to an Industrial Development Revenue Bond (the "Bond"). However, we use fixed interest rate hedges to manage this exposure. We entered into two separate $10 million swaps on July 24, 2002. Both expire in August 2005 and effectively fix the interest rate on an aggregate of $20 million of variable credit facility debt at 5.13% per year. In addition, we entered into a $7.5 million interest rate swap in May 1996 that expires in June 2006 and effectively fixes the interest rate on the Bond at 7.98% per year. The counter parties to the interest rate swaps are two primary banks in our credit facility. We believe the credit and liquidity risks of the counter parties failing to meet their obligation are remote as we settle our interest position with the banks on a quarterly basis.

         Our hedges are generally designated as cash flow hedges because they are interest rate swaps that convert variable payments to fixed payments. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt and related interest expense. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income or in earnings, depending on the type of hedging relationship. Over time, amounts held in accumulated other comprehensive income will be reclassified to earnings when the hedge transaction affects earnings.

         Our interest rate swaps described above are reported as a liability classified in other long-term liabilities in the accompanying condensed consolidated balance sheets at their fair value of $969,000 and

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     $1.5 million as of July 31, 2004 and January 31, 2004, respectively. For the thirteen weeks ended July 31, 2004 and August 2, 2003, adjustment gains of $131,000 (net of tax provision of $77,000) and $225,000 (net of tax provision of $138,000), respectively, and in the twenty-six weeks ended July 31, 2004 and August 2, 2003, adjustment gains of $226,000 (net of tax provision of $133,000) and $288,000 (net of tax provision of $176,000), respectively, were recorded in accumulated other comprehensive income and are detailed in Note 4. During the fourth quarter of fiscal 2004, one interest rate swap no longer qualified for hedge accounting under SFAS No. 133; as a result, we de-designated the hedge. A pre-tax gain of $179,000 was recorded in earnings during the first twenty-six weeks of fiscal 2005 related to the de-designated hedge.


4.       COMPREHENSIVE INCOME


         Comprehensive income is net income or loss, plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to us are the unrealized gains (losses) on the hedges explained in Note 3, as follows:

     COMPREHENSIVE INCOME                            Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                                        (in thousands)                           (in thousands)
                                                     --------------------                    ----------------------
                                              July 31, 2004       August 2, 2003      July 31, 2004         August 2, 2003
                                              -------------       --------------      -------------         --------------
     Net income.........................          $1,006              $1,361              $2,241                 $319
     Unrealized gains on hedges,
     net of deferred tax provision
     for the thirteen-week periods
     of $77 and $138, respectively,
     and the twenty-six week periods
     of $133 and $176, respectively.....             131                 225                 226                  288
                                                  ------              ------              ------                 ----
     Total comprehensive income.........          $1,137              $1,586              $2,467                 $607
                                                  ======              ======              ======                 ====

5.       COMMITMENTS AND CONTINGENCIES

         We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

         From time to time, we enter into certain types of agreements that require us to indemnify parties against third party claims under certain circumstances. Generally these agreements relate to: (a) agreements with vendors and suppliers under which we may provide customary indemnification to our vendors and suppliers in respect of actions they take at our request or otherwise on our behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for us to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of us, (c) real estate leases, under which we may agree to indemnify the lessors from claims arising from our use of the property, and (d) agreements with our directors, officers and employees, under which we may agree to indemnify such persons for liabilities arising out of their relationship with us. We have Directors and Officers Liability Insurance, which, subject to the policy's conditions, provides coverage for indemnification amounts payable by us with respect to our directors and officers up to specified limits and subject to certain deductibles.

     The nature and terms of these types of indemnities vary. The events or circumstances that would require us to perform under these indemnities are transaction and circumstance specific. Generally, our maximum liability under such indemnities is not explicitly stated, and therefore the overall maximum amount of our obligations cannot be reasonably estimated. Historically, we have not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on our balance sheet at July 31, 2004 and January 31, 2004 as such liabilities are considered de minimis.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



6.       INVENTORIES

         Inventories were:
        (In thousands)                July 31, 2004    January 31, 2004
                                      -------------    ----------------
         Inventories (at FIFO)        $   211,819       $   212,251
         LIFO reserve                        (959)             (660)
                                      -----------       -----------
         Net inventories              $   210,860       $   211,591
                                      ===========       ===========


7.        BUSINESS SEGMENTS

         We have two reportable segments: retail trade and electronic commerce trade. The retail trade segment is a strategic business segment that is engaged in the retail trade of mostly book merchandise and includes our distribution center operations, which predominately supplies merchandise to our retail stores. The electronic commerce trade segment is a strategic business segment that transacts business over the internet and is managed separately due to divergent technology and marketing requirements.

         The accounting policies of the segments are substantially the same as those described in our Fiscal 2004 Annual Report on Form 10-K. We evaluate performance of the segments based on profit and loss from operations before interest and income taxes. Certain intersegment cost allocations have been made based upon consolidated and segment revenues.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                   Thirteen Weeks Ended                  Twenty-Six Weeks Ended
                                                   --------------------                  ----------------------
NET SALES                                     July 31, 2004     August 2, 2003     July 31, 2004       August 2, 2003
                                              -------------     --------------     -------------       --------------
     Retail/Wholesale Trade ..............   $  112,076         $  111,556         $  218,677         $  208,755
     Electronic Commerce Trade ...........        6,377              6,289             12,675             11,496
     Intersegment Sales Elimination ......       (4,388)            (4,764)            (8,772)            (8,665)
                                             ----------         ----------         ----------         ----------
          Net Sales ......................   $  114,065         $  113,081         $  222,580         $  211,586
                                             ==========         ==========         ==========         ==========
OPERATING INCOME
     Retail/Wholesale Trade ..............   $    1,711         $    3,243         $    4,003         $    2,411
     Electronic Commerce Trade ...........          167                (31)               252               --
     Intersegment Elimination ............          175                 23                308                150
                                             ----------         ----------         ----------         ----------
          Total Operating Income .........   $    2,053         $    3,235         $    4,563         $    2,561
                                             ==========         ==========         ==========         ==========

                                                                                       As of                As of
                                                                                   July 31, 2004      January 31, 2004
                                                                                   -------------      ----------------
ASSETS
     Retail/Wholesale Trade ..............                                         $  280,904         $  284,718
     Electronic Commerce Trade ...........                                              1,648              1,527
     Intersegment Elimination ............                                               (400)              (566)
                                                                                   ----------         ----------
          Total Assets ...................                                         $  282,152         $  285,679
                                                                                   ==========         ==========

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.       RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002, and are included herein. We have not adopted the fair value method of recording stock options under SFAS No.
123. The FASB has now determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an accounting standard. We will continue to monitor communications on this subject from the FASB in order to determine the impact on our financial position, results of operations or cash flows.

         FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. This interpretation requires consolidation of variable interest entities ("VIE"), also formerly referred to as "special purpose entities," if certain conditions are met. The interpretation applies immediately to VIE's created after January 31, 2003 and to interests obtained in VIE's after January 31, 2003. Beginning after June 15, 2003, the interpretation also applies to VIE's created or interests obtained in VIE's before January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities--An Interpretation of ARB 51" (revised December 2003) ("FIN 46R"), which includes significant amendments to previously issued FIN No. 46. Among other provisions, FIN 46R includes revised transition dates for public entities. We adopted the provisions of FIN 46R effective in the first quarter of fiscal 2005. The adoption of this interpretation did not have an effect on our financial position, results of operations or cash flows.


9.       DISCONTINUED OPERATIONS

         Discontinued operations represent the closure in fiscal 2004 of four retail stores in markets located in Georgia (two stores), Louisiana and North Carolina where we do not expect another of our existing stores to absorb the closed store's customers. Information regarding discontinued operations is as follows (in thousands):

                                            Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                            --------------------              ----------------------
                                      July 31, 2004    August 2, 2003    July 31, 2004     August 2, 2003
                                      -------------    --------------    -------------     --------------
Sales.............................       $    -            $  808            $    -            $ 1,736

Pretax operating losses...........            -               191                 -                329

Impairment losses (included above
in pretax operating loss amounts).            -               106                 -                118

Store closing costs (included
above in pretax operating loss
amounts)..........................            -                 3                 -                 25

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.      DEBT AND LINES OF CREDIT

         We have an unsecured revolving credit facility that allows borrowings up to $100 million. Our current credit facility was extended two years to July 2007 by our bank group during the second quarter of fiscal 2005. No principal repayments are due until the facility expires in July 2007.

11.      STOCKHOLDERS' EQUITY

         In March 2004, the Board of Directors authorized a common stock repurchase program for up to $1.6 million shares, or 10% of the outstanding stock. During the twenty-six weeks ended July 31, 2004, 84,700 shares have been repurchased under this program.

        Subsequent to the end of the current fiscal quarter, the Board of Directors approved a one-time dividend of $0.12 per share and the initiation of a quarterly dividend of $0.03 per share. The quarterly dividend will be paid beginning with the quarter ended July 31, 2004. Both the one-time dividend of $0.12 per share and the quarterly dividend of $0.03 per share are payable on September 14, 2004, to stockholders of record at the close of business on August 31, 2004. The Company will pay quarterly cash dividends in the future subject to Board approval.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in our specific market areas; inflation; economic conditions in general and in our specific market areas; the number of store openings and closings; the profitability of certain product lines, capital expenditures and future liquidity; liability and other claims asserted against us; uncertainties related to the Internet and the our Internet initiatives; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon the assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

GENERAL

         We were founded in 1917 and currently operate 202 retail bookstores, including 164 superstores, concentrated in the southeastern United States.

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

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

                                                       Thirteen Weeks Ended                  Twenty-Six Weeks Ended
                                                       --------------------                  ----------------------
                                                July 31, 2004     August 2, 2003       July 31, 2004      August 2, 2003
                                                -------------     --------------       -------------      --------------
Net sales...............................           100.0%             100.0%              100.0%              100.0%
Gross profit............................            26.7%              27.2%               27.0%               26.3%
Operating, selling and administrative
expenses................................            21.7%              20.9%               21.5%               21.3%
Depreciation and amortization...........             3.2%               3.5%                3.4%                3.8%
                                                   -----              -----               -----               -----
Operating income........................             1.8%               2.8%                2.1%                1.2%
Interest expense, net...................             0.4%               0.7%                0.5%                0.8%
                                                   -----              -----               -----               -----
Income from continuing operations
before income taxes.....................             1.4%               2.1%                1.6%                0.4%
Income tax provision....................             0.5%               0.8%                0.6%                0.2%
                                                   -----              -----               -----               -----
Income from continuing operations.......             0.9%               1.3%                1.0%                0.2%
Loss from discontinued operations.......                -             (0.1)%                   -              (0.1)%
                                                   -----              -----               -----               -----
Net income..............................             0.9%               1.2%                1.0%                0.1%
                                                   =====              =====               =====               =====

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Net sales increased $1.0 million, or 0.9%, to $114.1 million in the thirteen weeks ended July 31, 2004, from $113.1 million in the thirteen weeks ended August 2, 2003. Net sales increased $11.0 million, or 5.2%, to $222.6 million in the twenty-six weeks ended July 31, 2004, from $211.6 million in the twenty-six weeks ended August 2, 2003. Comparable store sales in the thirteen weeks ended July 31, 2004 were flat when compared with the same thirteen week period for the prior year. Comparable store sales increased 3.3% for the twenty-six weeks ended July 31, 2004 due to higher sales in the book and cafe departments. The book sales increase was primarily driven by the improving economy, as well as strong sales in categories such as Fiction, Inspirational, Biography and Social Science. The cafe department sales increase was led by our new cold beverage product line of frappes as well as increased store traffic. During the thirteen weeks ended July 31, 2004, we opened one superstore and closed one traditional store.

         Net sales for the retail trade segment increased $0.5 million, or 0.5%, to $112.1 million in the thirteen weeks ended July 31, 2004 from $111.6 million in the same period last year. Net sales for the retail trade segment increased $9.9 million, or 4.7%, to $218.7 million in the twenty-six weeks ended July 31, 2004 due to higher comparable store sales. Net sales for the electronic commerce segment increased $88,000, or 1.4%, to $6.4 million in the thirteen weeks ended July 31, 2004. For the twenty-six weeks ended July 31, 2004, net sales for the electronic commerce segment increased $1.2 million, or 10.4%, to $12.7 million from $11.5 million in the same period last year, related primarily to higher business to business order volume and increased search engine marketing which increased traffic on our website.

         Gross profit decreased $0.4 million, or 1.3%, to $30.4 million in the thirteen weeks ended July 31, 2004 when compared with $30.8 million in the same thirteen week period for the prior year. For the twenty-six weeks ended July 31, 2004, gross profit increased $4.4 million, or 7.9%, to $60.1 million from $55.7 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended July 31, 2004 was 26.7% versus 27.2% in the same period last year. The decrease in gross profit as a percent of net sales for the thirteen week period was primarily due to additional promotional activity, including a one day sale and increased summer promotions. Gross profit as a percentage of sales for the twenty-six weeks ended July 31, 2004 was 27.0% versus 26.3% in the same period last year. The increase in gross profit stated as a percent of net sales for the twenty-six week period was due to improved sales mix to higher margin departments, including cafes, and lower occupancy and warehouse distribution costs as a percentage of sales due to higher sales.

         Operating, selling and administrative expenses were $24.7 million in the thirteen week period ended July 31, 2004 compared to $23.7 million in the same period last year. For the twenty-six weeks ended July 31, 2004, operating, selling and administrative expenses were $47.9 million compared to $45.2 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended July 31, 2004 increased to 21.7% from 20.9% in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the twenty-six weeks ended July 31, 2004 increased to 21.5% from 21.3% in the same period last year. The increase as a percentage of sales for the thirteen week period was primarily due to advertising costs incurred for the "one day sale" this year and higher store selling costs as a percentage of sales due to the flat comparable store sales.

         Depreciation and amortization was $3.7 million in the thirteen week period ended July 31, 2004 compared to $3.9 million in the same period last year. In the twenty-six week period ended July 31, 2004 depreciation and amortization decreased 3.8% to $7.6 million from $8.0 million in the same period last year.

         Consolidated operating income was $2.1 million for the thirteen weeks ended July 31, 2004, compared to $3.2 million in the same period last year. For the twenty-six weeks ended July 31, 2004, consolidated operating income was $4.6 million compared $2.6 million in the same period last year. Operating income for the retail trade segment decreased $1.5 million for the thirteen weeks ended July 31, 2004, and operating income increased $1.6 million for the twenty-six weeks ended July 31, 2004. The decrease in operating income for the thirteen week period was due to reduced profits as a result of flat comparable store sales and increased promotional activity. The increase in operating income for the twenty-six week period was due to strong profit growth driven by stronger comparable store sales. The operating profit for the electronic commerce segment increased $0.2 million and $0.3 million for the thirteen and twenty-six week periods ended July 31, 2004, respectively, compared to the same period last year. The increase in profit was due to higher sales in the business to business category and improved sales due to increased search engine marketing which increased traffic on our website.

         Interest expense was $487,000 in the thirteen weeks ended July 31, 2004 versus $848,000 in the same period last year and $1.0 million in the twenty-six weeks ended July 31, 2004 versus $1.7 million in the same period

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

last year. The decrease was primarily due to lower average debt balances compared with the prior year due to higher earnings, improved inventory management and better accounts payable leveraging.

         Discontinued operations represent the closure in fiscal 2004 of four retail stores in markets located in Georgia (two stores), Louisiana and North Carolina where we do not expect another of our existing stores to absorb the closed store's customers. Information regarding discontinued operations is as follows (in thousands):

                                            Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                            --------------------              ----------------------
                                      July 31, 2004    August 2, 2003    July 31, 2004     August 2, 2003
                                      -------------    --------------    -------------     --------------
Sales.............................       $    -            $  808            $    -            $ 1,736

Pretax operating losses...........            -               191                 -                329

Impairment losses (included above
in pretax operating loss amounts..            -               106                 -                118

Store closing costs (included
above in pretax operating loss
amounts)..........................            -                 3                 -                 25


LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility. We have an unsecured revolving credit facility that allows borrowings up to $100 million. Our current credit facility was extended two years to July 2007 by our bank group during the second quarter of fiscal 2005. No principal repayments are due until the facility expires in July 2007. The credit facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. As of July 31, 2004 and January 31, 2004, $11.2 million and $13.1 million, respectively, were outstanding under this credit facility. The maximum and average outstanding balances during the thirteen weeks ended July 31, 2004 were $34.4 million and $24.8 million, respectively, compared to $77.6 million and $68.7 million, respectively for the same period in the prior year. The maximum and average outstanding balances during the twenty-six weeks ended July 31, 2004 were $34.4 million and $25.3 million, respectively, compared to $77.6 million and $66.5 million, respectively for the same period in the prior year. The decrease in the maximum and average outstanding balances from the prior year was due to higher earnings, improved inventory management and better accounts payable leveraging. The outstanding borrowings as of July 31, 2004 had interest rates ranging from 1.86% per year to 2.88% per year. Additionally, as of July 31, 2004 and January 31, 2004, we have outstanding borrowings under an industrial revenue bond totaling $7.5 million, which is secured by certain property.

Future Commitments

         The following table lists the aggregate maturities of various classes of obligations and expiration amounts of our various classes of commitments at July 31, 2004 (in thousands):

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS

                              Total       FY 2005      FY 2006      FY 2007        FY 2008      FY 2009     Thereafter
                              -----       -------      -------      -------        -------      -------     ----------
Long-term debt -
revolving credit
facility...............     $  11,200     $      -     $      -     $     -        $11,200      $      -     $      -
Long-term debt -
industrial revenue
bond...................         7,500            -            -        7,500              -            -            -
                            ---------     --------     --------     --------       --------     --------     --------
Subtotal of debt.......        18,700            -            -        7,500         11,200            -            -
Operating leases.......       112,584       14,690       26,720       21,040         17,409       12,745       19,980
                            ---------     --------     --------     --------       --------     --------     --------
Total of obligations...     $ 131,284     $ 14,690     $ 26,720     $ 28,540       $ 28,609     $ 12,745     $ 19,980
                            =========     ========     ========     ========       ========     ========     ========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Indemnification

         From time to time, we enter into certain types of agreements that require us to indemnify parties against third party claims under certain circumstances. Generally these agreements relate to: (a) agreements with vendors and suppliers under which we may provide customary indemnification to our vendors and suppliers in respect of actions they take at our request or otherwise on our behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for us to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of us, (c) real estate leases, under which we may agree to indemnify the lessors from claims arising from our use of the property, and (d) agreements with our directors, officers and employees, under which we may agree to indemnify such persons for liabilities arising out of their relationship with us. We have Directors and Officers Liability Insurance, which, subject to the policy's conditions, provides coverage for indemnification amounts payable by us with respect to our directors and officers up to specified limits and subject to certain deductibles.

         The nature and terms of these types of indemnities vary. The events or circumstances that would require us to perform under these indemnities are transaction and circumstance specific. Generally, our maximum liability under such indemnities is not explicitly stated, and therefore the overall maximum amount of our obligations cannot be reasonably estimated. Historically, we have not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on our balance sheet at July 31, 2004 and January 31, 2004 as such liabilities are considered de minimis.


Cash Flows

         Operating activities provided (used) cash of $6.5 million and ($9.2) million in the twenty-six week periods ended July 31, 2004 and August 2, 2003, respectively, and included the following effects:

o Cash provided (used) for inventories in the twenty-six week periods ended July 31, 2004 and August 2, 2003 was $0.7 million and ($3.5) million, respectively. The smaller usage in the current period was primarily due to higher sales and improved inventory management versus last year.
o Cash used for accounts payable in the twenty-six week periods ended July 31, 2004 and August 2, 2003 was $0.7 million and $15.2 million, respectively. This change was due to improved leveraging of accounts payable with vendors in the first twenty-six weeks of fiscal 2005.
o Depreciation and amortization expenses were $7.6 million and $8.1 million in the twenty-six week periods ended July 31, 2004 and August 2, 2003, respectively.

         Cash flows used in investing activities reflected a $4.4 million and $3.5 million net use of cash for the twenty-six week periods ended July 31, 2004 and August 2, 2003, respectively. Cash was used primarily to fund capital expenditures for new store openings, store relocations, renovation and improvements to existing stores, and investments in management information systems.

         Financing activities provided (used) cash of ($2.1)million and $12.9 million in the twenty-six week periods ended July 31, 2004 and August 2, 2003, respectively, principally from net borrowings (repayments) under the revolving credit facility. The reduced borrowings under the credit facility during fiscal 2005 were due to the improved cash flows from operating activities.

OUTLOOK

         For the twenty-six weeks ended July 31, 2004, we have opened one store, closed one store, relocated two stores and remodeled sixteen stores. For the remainder of fiscal 2005, we expect to open five to seven stores, complete remodels on approximately ten to fifteen stores, and close one to three stores. Our capital expenditures totaled $4.4 million in the twenty-six week period ended July 31, 2004. Management estimates that capital expenditures for the remainder of fiscal 2005 will be approximately $10.2 million and that such amounts will be used primarily for new stores and relocations, renovation and improvements to existing stores, upgrades and expansion of warehouse distribution facilities, and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under our credit facilities, will be adequate to finance our planned capital expenditures and to meet our working capital requirements for the remainder of fiscal 2005.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RELATED PARTY ACTIVITIES

         Charles C. Anderson and Terry C. Anderson, both directors of the Company during the quarter, and Clyde B. Anderson, a director and officer of the Company have controlling ownership interests in other entities with which we conduct business. Significant transactions between us and these various other entities ("related parties") are summarized in the following paragraphs.

         We purchase a substantial portion of our magazines as well as certain of our seasonal music and newspapers from Anderson Media Corporation ("Anderson Media"), an affiliate through common ownership. During the twenty-six weeks ended July 31, 2004 and August 2, 2003, purchases of these items from Anderson Media totaled $15,937,000 and $17,288,000, respectively. We purchase certain of our collectibles and books from Anderson Press, Inc. ("Anderson Press"), an affiliate through common ownership. During the twenty-six weeks ended July 31, 2004 and August 2, 2003, such purchases from Anderson Press totaled $224,000 and $425,000, respectively. We purchase certain of our greeting cards and gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the twenty-six weeks ended July 31, 2004 and August 2, 2003 were $230,000 and $87,000, respectively. We purchase certain magazine subscriptions from Magazines.com, an affiliate through common ownership. During the twenty-six weeks ended July 31, 2004 and August 2, 2003, purchases of these items were $37,000 and $42,000, respectively. We purchase content for publication from Publication Marketing Corporation, an affiliate through common ownership. During the twenty-six weeks ended July 31, 2004 and August 2, 2003, purchases of these items were $24,000 and $36,000, respectively. We utilize import sourcing and consolidation services from Anco Far East Importers, LTD ("Anco Far East"), an affiliate through common ownership. The total paid to Anco Far East was $322,000 and $449,000 during the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product, as well as duty, freight and fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $23,000 and $31,000, respectively.

     We sold books to (received returns from) Anderson Media in the amounts of ($32,000) and $153,000 during the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively. During the twenty-six weeks ended July 31, 2004 and August 2, 2003, we provided $47,000 and $129,000, respectively, of internet services to Magazines.com. During the twenty-six weeks ended July 31, 2004 and August 2, 2003, we provided $54,000 and $35,000, respectively, of internet services to American Promotional Events.

     We lease our principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, a member of the Board of Directors. The lease extends to January 31, 2006. During the twenty-six weeks ended July 31, 2004 and August 2, 2003, we paid rent of $69,000 in each period to the trust under this lease. Anderson & Anderson LLC ("A&A"), which is an affiliate through common ownership, also leases three buildings to us. During the twenty-six weeks ended July 31, 2004 and August 2, 2003, we paid A&A a total of $220,000 and $231,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $206,000 at July 31, 2004. We sublease certain property to Hibbett Sporting Goods, Inc. ("Hibbett"), a sporting goods retailer in the southeastern United States. Our Executive Chairman, Clyde B. Anderson, is a member of Hibbett's board of directors. During the twenty-six weeks ended July 31, 2004 and August 2, 2003, we received $95,000 in rent payments from Hibbett.

     We share ownership of a plane, which we use in the operations of our business, with an affiliated company. We rent the plane to affiliated companies at the approximate actual cost of usage. The total amounts received from affiliated companies for use of the plane during the twenty-six weeks ended July 31, 2004 and August 2, 2003, was $130,000 and $335,000, respectively. The cost of operating the plane during these periods was approximately the same as the revenue received.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to interest rate fluctuations involving our credit facilities and debt related to the Bond. The average amount of debt outstanding under our credit facilities was $57.5 million during fiscal 2004. However, we utilize both fixed and variable debt to manage this exposure. We entered into two separate $10 million swaps on July 24, 2002. Both expire August 2005 and effectively fix the interest rate on an aggregate of $20 million of variable rate debt at 5.13% per year. Also, on May 14, 1996, we entered into an interest rate swap agreement, with a ten- year term, which carries a notional principal amount of $7.5 million. The swap effectively fixes the interest rate on the Bond at 7.98% per year. The swap agreement expires on June 7, 2006. The counter parties to the interest rate swaps are parties to our revolving credit facilities. We believe the credit and liquidity risk of the counter parties failing to meet their obligations is remote as we settle our interest position with the banks on a quarterly basis.

     To illustrate the sensitivity of the results of operations to changes in interest rates on its debt, we estimate that a 66% increase in LIBOR rates would increase interest expense by approximately $11,000 for the thirteen weeks ended July 31, 2004. Likewise, a 66% decrease in LIBOR rates would decrease interest expense by $11,000 for the thirteen weeks ended July 31, 2004. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years. The estimates do not consider the effect of the potential termination of the interest rate swaps associated with the debt will have on interest expense.

                             CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the fiscal quarters covered by this report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                             II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

                  We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

                  Issuer Purchases of Securities

                  In March 2004, the Board of Directors authorized a new common stock repurchase program for up to 10% of the outstanding stock, or 1,646,624 shares. The following table shows common stock repurchases under the program:

                                                                                                                 Maximum Number of
                                                                                          Total Number of        Shares that May Yet
                                                                                          Shares Purchased as    Be Purchased Under
                                    Total Number of              Average Price Paid       Part of Publicly       the Program at End
       Period                       Shares Purchased             per Share                Announced Program      of Period
---------------------              ----------------             -------------------      -------------------    --------------------
3/17/2004 to 4/3/2004                     54,400                  $     6.3416                54,400                  1,592,224
4/4/2004 to 5/1/2004                      30,300                  $     6.5535                30,300                  1,561,924
5/2/2004 to 7/31/2004                       --                            --                    --                    1,561,924
                                          ------                  ------------                ------                  ---------
        Total .......                     84,700                  $     6.4174                84,700
                                          ======                  ============                ======

ITEM 3:  Defaults Upon Senior Securities

                  None

ITEM 4:  Submission of Matters of Vote of Security Holders

                  None

ITEM 5:  Other Information

                  None

ITEM 6:  Exhibits and Reports on Form 8-K

               Exhibits

                  Exhibit 3(i) Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 in the Company's Registration Statement on Form S-1 (Registration No. 33-52256)

                  Exhibit 3(ii) By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.2 in the Company's Registration Statement on Form S-1 (Registration No. 33-52256))

                  Exhibit 31.1 Certification of Clyde B. Anderson, Executive Chairman of the Board of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

                  Exhibit 31.2 Certification of Sandra B. Cochran, President and Chief Executive Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

                  Exhibit 31.3 Certification of Richard S. Wallington, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

                  Exhibit 32.1 Certification of Clyde B. Anderson, Executive Chairman of the Board of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, as amended.

                  Exhibit 32.2 Certification of Sandra B. Cochran, President and Chief Executive Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, as amended.

                  Exhibit 32.3 Certification of Richard S. Wallington, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, as amended.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                              BOOKS-A-MILLION, INC.


   Date: September 14, 2004                by:/s/ Clyde B. Anderson
                                              ---------------------
                                           Clyde B. Anderson
                                           Executive Chairman of the Board


   Date: September 14, 2004                by:/s/ Richard S. Wallington
                                              -------------------------
                                           Richard S. Wallington
                                           Chief Financial Officer


   Date: September 14, 2004                by:/s/ Sandra B. Cochran
                                              ---------------------
                                           Sandra B. Cochran
                                           President and Chief Executive Officer

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

Date: September 14, 2004



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

Date: September 14, 2004

                                                          _/s/ Sandra B. Cochran
                                                          ----------------------
                                                               Sandra B. Cochran
                                           President and Chief Executive Officer

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

Date: September 14, 2004

                                                      _/s/ Richard S. Wallington
                                                      --------------------------
                                                           Richard S. Wallington
                                                         Chief Financial Officer

Exhibit 32.1

                CERTIFICATION OF EXECUTIVE CHAIRMAN OF THE BOARD

         Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended July 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated: September 14, 2004                             /s/ Clyde B. Anderson
                                                         -----------------------
                                                               Clyde B. Anderson
                                                 Executive Chairman of the Board

Exhibit 32.2

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

         Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended July 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated: September 14, 2004                             /s/ Sandra B. Cochran
                                                        ------------------------
                                                               Sandra B. Cochran
                                           President and Chief Executive Officer

Exhibit 32.3

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

         Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended July 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated: September 14, 2004                         /s/ Richard S. Wallington
                                                       -------------------------
                                                           Richard S. Wallington
                                                         Chief Financial Officer