Form 10-Q
period 2004-11-27
BOOKS A MILLION INC
filed 2004-12-14
CIK 891919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the quarterly period ended:  October 30, 2004
                                                         ----------------

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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of December 8, 2004 were 16,357,845 shares.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                             PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (UNAUDITED):

     Condensed Consolidated Balance Sheets ................................    3

     Condensed Consolidated Statements of Operations ......................    4

     Condensed Consolidated Statements of Cash Flows ......................    5

     Notes to Condensed Consolidated Financial Statements .................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................   13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......   19

Item 4.  Controls and Procedures ..........................................   20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ......   21

Item 3.  Defaults Upon Senior Securities ..................................   21

Item 4.  Submission of Matters to a Vote of Security-Holders ..............   21

Item 5.  Other Information ................................................   21

Item 6.  Exhibits and Reports on Form 8-K .................................   21

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 AS OF OCTOBER 30, 2004    AS OF JANUARY 31, 2004
                                                                                 ----------------------    ----------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................................         $     4,662          $     5,348
   Accounts receivable, net ..................................................              10,161                7,271
   Related party accounts receivable, net ....................................                 130                  351
   Inventories ...............................................................             228,495              211,591
   Prepayments and other .....................................................               6,824                5,890
   Deferred income taxes .....................................................               4,314                4,446
                                                                                           -------              -------
       TOTAL CURRENT ASSETS ..................................................             254,586              234,897
                                                                                           -------              -------
PROPERTY AND EQUIPMENT:
   Gross property and equipment ..............................................             164,361              166,466
   Less accumulated depreciation and amortization ............................             121,635              117,289
                                                                                           -------              -------
     NET PROPERTY AND EQUIPMENT ..............................................              42,726               49,177
                                                                                           -------              -------
OTHER ASSETS .................................................................               2,408                1,605
                                                                                           -------              -------
       TOTAL ASSETS ..........................................................         $   299,720          $   285,679
                                                                                           =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..........................................................         $    97,953          $    87,984
   Related party accounts payable ............................................              11,661                8,777
   Accrued expenses ..........................................................              31,501               30,189
   Accrued income taxes ......................................................                --                  3,527
   Current portion of long-term debt .........................................               9,220                 --
                                                                                           -------              -------
       TOTAL CURRENT LIABILITIES .............................................             150,335              130,477
                                                                                           -------              -------
LONG-TERM DEBT ...............................................................              18,700               20,640
DEFERRED INCOME TAXES ........................................................               1,750                1,805
OTHER LONG-TERM LIABILITIES ..................................................                 821                1,507
                                                                                           -------              -------
       TOTAL NON-CURRENT LIABILITIES .........................................              21,271               23,952
                                                                                           -------              -------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares
   authorized, no shares outstanding..........................................                --                   --
   Common stock, $.01 par value, 30,000,000
   shares authorized, 18,950,006 and 18,465,387 shares issued at
   October 30, 2004 and January 31, 2004, respectively .......................                 190                  185
   Additional paid-in capital ................................................              73,833               71,799
   Less treasury stock, at cost (2,568,789 and 2,010,050 shares at October 30,
   2004 and January 31, 2004, respectively) ..................................              (9,181)              (5,271)
   Deferred compensation .....................................................                (421)                (284)
   Accumulated other comprehensive loss, net of tax ..........................                (414)                (707)
   Retained earnings .........................................................              64,107               65,528
                                                                                           -------              -------
       TOTAL STOCKHOLDERS' EQUITY ............................................             128,114              131,250
                                                                                           -------              -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................         $   299,720          $   285,679
                                                                                           =======              =======

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                                      --------------------              -----------------------
                                                                  OCTOBER 30,       NOVEMBER 1,      OCTOBER 30,      NOVEMBER 1,
                                                                        2004              2003             2004             2003
                                                                 -------------    -------------    -------------    --------------
NET SALES ..................................................      $  104,286      $   102,418      $   326,091      $   313,308
   Cost of products sold (including warehouse,
   distribution and store occupancy costs) (1) .............          77,064           76,058          238,928          231,338
                                                                     -------          -------          -------          -------
GROSS PROFIT ...............................................          27,222           26,360           87,163           81,970
   Operating, selling and administrative expenses ..........          24,792           22,748           72,566           67,831
   Depreciation and amortization ...........................           3,698            3,809           11,310           11,710
                                                                     -------          -------          -------          -------
OPERATING INCOME (LOSS) ....................................          (1,268)            (197)           3,287            2,429
   Interest expense, net ...................................             503              747            1,508            2,464
                                                                     -------          -------          -------          -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES          (1,771)            (944)           1,779              (35)
   Income tax provision (benefit) ..........................            (655)            (362)             659              (20)
                                                                     -------          -------          -------          -------
INCOME (LOSS) FROM CONTINUING OPERATIONS ...................          (1,116)            (582)           1,120              (15)
DISCONTINUED OPERATIONS (NOTE 9):
   Loss from discontinued operations before income taxes ...             (42)            (275)             (34)            (669)
   Income tax benefit ......................................              16              102               13              248
                                                                     -------          -------          -------          -------
     LOSS FROM DISCONTINUED OPERATIONS .....................             (26)            (173)             (21)            (421)
                                                                     -------          -------          -------          -------
NET INCOME (LOSS) ..........................................      $   (1,142)     $      (755)     $     1,099      $      (436)
                                                                     =======          =======          =======          =======

NET INCOME (LOSS) PER COMMON SHARE:
BASIC:
    INCOME (LOSS) FROM CONTINUING OPERATIONS ...............      $    (0.07)     $     (0.04)     $      0.07      $      --
    LOSS FROM DISCONTINUED OPERATIONS ......................            --              (0.01)            --              (0.03)
                                                                     -------          -------          -------          -------
   NET INCOME (LOSS) .......................................      $    (0.07)     $     (0.05)     $      0.07      $     (0.03)
                                                                     =======          =======          =======          =======
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC ...          16,578           16,278           16,507           16,249
                                                                     =======          =======          =======          =======
DILUTED:
    INCOME (LOSS) FROM CONTINUING OPERATIONS ...............      $    (0.07)     $     (0.04)     $      0.06      $      --
    LOSS FROM DISCONTINUED OPERATIONS ......................            --              (0.01)            --              (0.03)
                                                                     -------          -------          -------          -------
   NET INCOME (LOSS) .......................................      $    (0.07)     $     (0.05)     $      0.06      $     (0.03)
                                                                     =======          =======          =======          =======
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED .          16,578           16,278           17,227           16,249
                                                                     =======          =======          =======          =======

(1) Inventory purchases from related parties were $9,741, $9,436, $26,519 and $27,763, respectively, for each of the periods presented above.

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 THIRTY-NINE WEEKS ENDED
                                                                                                 -----------------------
                                                                                      OCTOBER 30, 2004        NOVEMBER 1, 2003
                                                                                     ------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..........................................................             $ 1,099              $  (436)
                                                                                            -------              -------
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
     Depreciation and amortization ............................................              11,357               11,925
     Deferred compensation amortization .......................................                 103                 --
     Loss on impairment of assets .............................................                 181                  608
     (Gain)/Loss on disposal of property ......................................                 (15)                  36
     Change in deferred income taxes ..........................................                  77                 (240)
       Tax benefit of exercise of stock options ...............................                 754                 --
       (Increase)/Decrease in inventories .....................................             (16,904)             (19,219)
       Increase/(Decrease) in accounts payable ................................              12,853               (1,713)
       Changes in certain other assets and liabilities ........................              (6,341)               2,898
                                                                                            -------              -------
        Total adjustments .....................................................               2,065               (5,705)
                                                                                            -------              -------
        Net cash provided by operating activities .............................               3,164               (6,141)
                                                                                            -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .......................................................              (5,776)              (7,568)
   Proceeds from sale of equipment ............................................                  31                   34
                                                                                            -------              -------
        Net cash used in investing activities .................................              (5,745)              (7,534)
                                                                                            -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities .........................................             143,420              154,070
   Repayments under credit facilities .........................................            (136,140)            (140,695)
   Purchase of treasury stock .................................................              (3,910)                --
   Proceeds from exercise of stock options and issuance of
        common stock under the employee stock option plan......................               1,045                  176
   Payment of dividends .......................................................              (2,520)                --
                                                                                            -------              -------
        Net cash provided by financing activities .............................               1,895               13,551
                                                                                            -------              -------
Net decrease in cash and cash equivalents .....................................                (686)                (124)
Cash and cash equivalents at beginning of period ..............................               5,348                4,977
                                                                                            -------              -------
Cash and cash equivalents at end of period ....................................             $ 4,662              $ 4,853
                                                                                            =======              =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
            Interest ..........................................................             $ 1,569              $ 2,457
            Income taxes, net of refunds ......................................             $ 4,408              $ 1,713



                             SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Books-A-Million, Inc. and its subsidiaries (the "Company") for the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003 have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2004 included in our Fiscal 2004 Annual Report on Form 10-K. In the opinion of management, the financial statements included herein contain all adjustments considered necessary for a fair presentation of our financial position as of October 30, 2004, and the results of our operations and cash flows for the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003. The Company's fiscal year 2005 begins February 1, 2004 and ends January 29, 2005, and the Company's fiscal year 2004 begins February 3, 2003 and ends January 31, 2004.

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

     Stock-Based Compensation

         At October 30, 2004 and January 31, 2004, we had one stock option plan. We account for the plan under the recognition and measurement principles of Accounting Pronouncements Bulletin (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost for this stock option plan is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. For the thirty-nine weeks ended October 30, 2004, the Company has recorded $103,000 of compensation expense related to restricted stock issued under the executive compensation plan. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123," to stock-based employee compensation (in thousands except per share amounts):

                                                   For the Thirteen Weeks Ended             For the Thirty-Nine Weeks Ended
In thousands                                  October 30, 2004      November 1, 2003     October 30, 2004     November 1, 2003
                                              ----------------      ----------------     ----------------     ----------------
Net income (loss), as reported ....               $ (1,142)            $   (755)            $  1,099             $  (436)
Deduct:  Total stock-based employee
    compensation expense determined
    under fair value based method
    for all awards, net of  tax
    effects .......................                    341                  328                1,023                 984
                                                  --------             --------             --------             -------
Pro forma net income (loss) .......                 (1,483)              (1,083)                  76              (1,420)
Net income (loss) per common share:
Basic--as reported ................               $  (0.07)            $  (0.05)            $   0.07             $ (0.03)
Basic--pro forma ..................               $  (0.09)            $  (0.07)            $   0.00             $ (0.09)
Diluted--as reported ..............               $  (0.07)            $  (0.05)            $   0.06             $ (0.03)
Diluted--pro forma ................               $  (0.09)            $  (0.07)            $   0.00             $ (0.09)
                                                  ========             ========             ========             =======

         The fair value of the options granted under our stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the thirty-nine week periods ended October 30, 2004 and November 1, 2003: no dividend yield; expected volatility of 1.06% and 1.01%, respectively; risk-free interest rates of 3.87% to 4.90% and 3.63% to 5.10%, respectively; and expected lives of six or ten years.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.       NET INCOME PER SHARE

         Basic net income per share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS has been computed based on the weighted average number of shares outstanding including the effect of outstanding stock options and restricted stock, if dilutive, in each respective thirteen and thirty-nine week period. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                                            For the Thirteen Weeks Ended
                                                                                   (in thousands)
                                                                            ----------------------------
                                                                  October 30, 2004                  November 1, 2003
                                                                  ----------------                  ----------------
     Weighted average shares outstanding:
          Basic..........................................             16,578                             16,278
          Dilutive effect of stock options and
          restricted stock outstanding...................               -                                  -
                                                                      ------                             ------
          Diluted........................................             16,578                             16,278
                                                                      ======                             ======

                                                                          For the Thirty-Nine Weeks Ended
                                                                                   (in thousands)
                                                                            ----------------------------
                                                                  October 30, 2004                   November 1, 2003
                                                                  ----------------                  ----------------
     Weighted average shares outstanding:
          Basic..........................................             16,507                             16,249
          Dilutive effect of stock options and
          restricted stock outstanding...................                720                                -
                                                                      ------                             ------
          Diluted........................................             17,227                             16,249
                                                                      ======                             ======

         Options outstanding to purchase 796,000 and 2,129,000 shares of common stock as of October 30, 2004 and November 1, 2003, respectively, were not included in the tables above as they were anti-dilutive under the treasury stock method. Options are excluded from the dilutive calculation in periods with a net loss because options would be anti-dilutive by definition.

3.       DERIVATIVE AND HEDGING ACTIVITIES

         We are subject to interest rate fluctuations involving our credit facilities and debt related to an Industrial Development Revenue Bond (the "Bond"). However, we use fixed interest rate hedges to manage this exposure. We entered into two separate $10 million swaps on July 24, 2002. Both expire in August 2005 and effectively fix the interest rate on an aggregate of $20 million of variable credit facility debt at 5.00% per year. In addition, we entered into a $7.5 million interest rate swap in May 1996 that expires in June 2006 and effectively fixes the interest rate on the Bond at 8.48% per year. The counter parties to the interest rate swaps are two primary banks in our credit facility. We believe the credit and liquidity risks of the counter parties failing to meet their obligation are remote as we settle our interest position with the banks on a quarterly basis.

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

         Our interest rate swaps described above are reported as a liability classified in other long-term liabilities in the accompanying condensed consolidated balance sheets at their fair value of $821,000 and $1.5 million as of

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




     October 30, 2004 and January 31, 2004, respectively. For the thirteen weeks ended October 30, 2004 and November 1, 2003, adjustment gains (losses) of $72,000 (net of tax provision of $42,000) and ($53,000) (net of tax benefit of $33,000), respectively, and in the thirty-nine weeks ended October 30, 2004 and November 1, 2003, adjustment gains of $298,000 (net of tax provision of $175,000) and $234,000 (net of tax provision of $144,000), respectively, were recorded in accumulated other comprehensive income and are detailed in Note 4. During the fourth quarter of fiscal 2004, one interest rate swap no longer qualified for hedge accounting under SFAS No. 133; as a result, we de-designated the hedge. A pre-tax gain of $213,000 was recorded in operating, selling and administrative expenses during the first thirty-nine weeks of fiscal 2005 related to the de-designated hedge.


4.       COMPREHENSIVE INCOME


         Comprehensive income is net income or loss, plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to us are the unrealized gains (losses) on the hedges explained in Note 3, as follows:

     COMPREHENSIVE INCOME                          Thirteen Weeks Ended                     Thirty-Nine Weeks Ended
                                                     (in thousands)                             (in thousands)
                                                   --------------------                     -----------------------
                                             October 30, 2004         November 1, 2003     October 30, 2004      November 1, 2003
                                             ----------------         ----------------     ----------------      ----------------
     Net income (loss)......................      $(1,142)                $(755)               $1,099                $(436)
     Unrealized gains (losses) on hedges,
     net of deferred tax provision
     (benefit) for the thirteen-week
     periods of $42 and ($33), respectively,
     and the thirty-nine week periods of
     $175 and $144, respectively............           72                   (53)                  298                  234
                                                  -------                 -----                ------                -----
     Total comprehensive income (loss)......      $(1,070)                $(808)               $1,397                $(202)
                                                  =======                 =====                ======                =====


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

         The nature and terms of these types of indemnities vary. The events or circumstances that would require us to perform under these indemnities are transaction and circumstance specific. Generally, our maximum liability under such indemnities is not explicitly stated, and therefore the overall maximum amount of our obligations cannot be reasonably estimated. Historically, we have not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on our balance sheet at October 30, 2004 and January 31, 2004 as such liabilities are considered de minimis.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.       INVENTORIES

     Inventories were:
     (In thousands)               October 30, 2004     January 31, 2004
                                 ----------------     ----------------
     Inventories (at FIFO)        $    229,598          $    212,251
     LIFO reserve                      (1,103)                 (660)
                                  ------------          ------------
     Net inventories              $    228,495          $    211,591
                                  ============          ============


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

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     Thirteen Weeks Ended                          Thirty-Nine Weeks Ended
                                                     --------------------                          -----------------------
NET SALES                                    October 30, 2004      November 1, 2003       October 30, 2004       November 1, 2003
                                             ----------------      ----------------       ----------------       ----------------
     Retail/Wholesale Trade .............     $ 102,178             $  100,668             $  320,080             $  308,727
     Electronic Commerce Trade ..........         6,571                  6,789                 19,246                 18,285
     Intersegment Sales Elimination .....        (4,463)                (5,039)               (13,235)               (13,704)
                                              ---------             ----------             ----------             ----------
          Net Sales .....................     $ 104,286             $  102,418             $  326,091             $  313,308
                                              =========             ==========             ==========             ==========
OPERATING INCOME (LOSS)
     Retail/Wholesale Trade .............     $  (1,725)            $     (641)            $    2,270             $    1,836
     Electronic Commerce Trade ..........           408                    403                    660                    402
     Intersegment Elimination ...........            49                     41                    357                    191
                                              ---------             ----------             ----------             ----------
         Total Operating Income (Loss) ..     $  (1,268)            $     (197)            $    3,287             $    2,429
                                              =========             ==========             ==========             ==========

                                                                                                As of                  As of
ASSETS                                                                                    October 30, 2004       January 31, 2004
                                                                                          ----------------       ----------------
     Retail/Wholesale Trade ..............                                                 $  298,858             $  284,718
     Electronic Commerce Trade ...........                                                      1,189                  1,527
     Intersegment Elimination ............                                                       (327)                  (566)
                                                                                           ----------             ----------
          Total Assets ...................                                                 $  299,720             $  285,679
                                                                                           ==========             ==========

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.       RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002 and are included herein. We have not adopted the fair value method of recording stock options under SFAS No. 123. The FASB has now determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an accounting standard. We will continue to monitor communications on this subject from the FASB in order to determine the impact on our financial position, results of operations or cash flows.

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


9.       DISCONTINUED OPERATIONS

         Discontinued operations represent the closure in fiscal 2005 of two retail stores in Alabama and Florida and in fiscal 2004 of four retail stores in markets located in Georgia (two stores), Louisiana and North Carolina where we do not expect another of our existing stores to absorb the closed store's customers and cash flows. The Florida retail store closed in fiscal 2005 was substantially destroyed by a hurricane in September 2004 and not reopened. Information regarding discontinued operations is as follows (in thousands):

                                                 Thirteen Weeks Ended                      Thirty-Nine Weeks Ended
                                                 --------------------                      -----------------------
                                       October 30, 2004    November 1, 2003    October 30, 2004     November 1, 2003
                                       ----------------    ----------------     ----------------    ---------------
Sales.............................            $ 179             $  649              $  954              $ 3,081

Pretax operating losses...........               42                275                  34                  669

Impairment losses (included above
in pretax operating loss amounts).                -                  -                   -                  118

Store closing costs (included
above in pretax operating loss
amounts)..........................                -                 10                   -                   35

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

11.      STOCKHOLDERS' EQUITY

         In March 2004, the Board of Directors authorized a common stock repurchase program for up to 1.6 million shares, or 10% of the outstanding stock. During the thirty-nine weeks ended October 30, 2004, 558,739 shares were repurchased under this program.

         During the thirty-nine weeks ended October 30, 2004, we have paid dividends of $2,520,000. During the thirteen weeks ended October 30, 2004, the Board of Directors approved a dividend of $0.03 per share to stockholders of record at the close of business November 30, 2004, payable on December 14, 2004. The Company expects to pay quarterly cash dividends in the future subject to Board approval.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in our specific market areas; inflation; economic conditions in general and in our specific market areas; the number of store openings and closings; the profitability of certain product lines, capital expenditures and future liquidity; liability and other claims asserted against us; uncertainties related to the Internet and our Internet initiatives; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon the assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

GENERAL

         We were founded in 1917 and currently operate 203 retail bookstores, including 165 superstores, concentrated in the southeastern United States.

         Our growth strategy is focused on opening superstores in new and existing market areas, particularly in the Southeast. In addition to opening new stores, our management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats.

         Comparable store sales are determined each fiscal quarter during the year based on all stores that have been open at least 12 full months as of the first day of the fiscal quarter. Any stores closed during a fiscal quarter are excluded from comparable store sales as of the first day of the quarter in which they close.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented:

                                                        Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                                        --------------------                -----------------------
                                                October 30, 2004    November 1, 2003  October 30, 2004    November 1, 2003
                                                ----------------    ----------------  ----------------    ----------------
Net sales...................................          100.0%              100.0%            100.0%              100.0%
Gross profit................................           26.1%               25.7%             26.7%               26.2%
Operating, selling and administrative
expenses....................................           23.8%               22.2%             22.2%               21.7%
Depreciation and amortization...............            3.5%                3.7%              3.5%                3.7%
                                                      -----               -----             -----               -----
Operating income (loss).....................          (1.2)%              (0.2)%              1.0%                0.8%
Interest expense, net.......................            0.5%                0.7%              0.5%                0.8%
                                                      -----               -----             -----               -----
Income (loss) from continuing operations
before income taxes.........................          (1.7)%              (0.9)%              0.5%                0.0%
Income tax provision........................          (0.6)%              (0.4)%              0.2%                0.0%
                                                      -----               -----             -----               -----
Income (loss) from continuing operations....          (1.1)%              (0.5)%              0.3%                0.0%
Loss from discontinued operations...........               -              (0.2)%                 -              (0.1)%
                                                      -----               -----             -----               -----
Net income (loss)...........................          (1.1)%              (0.7)%              0.3%              (0.1)%
                                                      =====               =====             =====               =====

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Net sales increased $1.9 million, or 1.8%, to $104.3 million in the thirteen weeks ended October 30, 2004, from $102.4 million in the thirteen weeks ended November 1, 2003. Net sales increased $12.8 million, or 4.1%, to $326.1 million in the thirty-nine weeks ended October 30, 2004, from $313.3 million in the thirty-nine weeks ended November 1, 2003. Comparable store sales in the thirteen weeks ended October 30, 2004 increased 0.6% when compared with the same thirteen week period for the prior year due to higher sales in the book, gifts and cafe departments. Comparable store sales increased 2.4% for the thirty-nine weeks ended October 30, 2004 due to higher sales in the book and cafe departments. The book sales increase was primarily driven by the improving economy, as well as strong sales in categories such as Humor, Inspirational, Adventure Games, Teen and Social Science. The cafe department sales increase was led by our new cold beverage product line of frappes as well as increased store traffic. During the thirteen weeks ended October 30, 2004, we opened two superstores and closed one superstore due to substantial hurricane damage.

         Net sales for the retail trade segment increased $1.5 million, or 1.5%, to $102.2 million in the thirteen weeks ended October 30, 2004 from $100.7 million in the same period last year. Net sales for the retail trade segment increased $11.4 million, or 3.7%, to $320.1 million in the thirty-nine weeks ended October 30, 2004 primarily due to higher comparable store sales. Net sales for the electronic commerce segment were down slightly versus last year at $6.6 million for the thirteen weeks ended October 30, 2004 compared to $6.8 million in the same period last year. For the thirty-nine weeks ended October 30, 2004, net sales for the electronic commerce segment increased $1.0 million, or 5.3%, to $19.3 million from $18.3 million in the same period last year, related primarily to higher business to business order volume and increased search engine marketing which increased traffic on our website.

         Gross profit increased $0.8 million, or 3.3%, to $27.2 million in the thirteen weeks ended October 30, 2004 when compared with $26.4 million in the same thirteen week period for the prior year. For the thirty-nine weeks ended October 30, 2004, gross profit increased $5.2 million, or 6.3%, to $87.2 million from $82.0 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended October 30, 2004 was 26.1% versus 25.7% in the same period last year. The increase in gross profit as a percent of net sales for the thirteen week period was primarily due to less promotional discounting and improved margins due to increased sales of proprietary products versus last year. Gross profit as a percentage of sales for the thirty-nine weeks ended October 30, 2004 was 26.7% versus 26.2% in the same period last year. The increase in gross profit as a percent of net sales for the thirty-nine week period was due to lower promotional discounting as well as lower occupancy and warehouse distribution costs as a percentage of sales due to higher sales.

         Operating, selling and administrative expenses were $24.8 million in the thirteen week period ended October 30, 2004 compared to $22.7 million in the same period last year. For the thirty-nine weeks ended October 30, 2004, operating, selling and administrative expenses were $72.6 million compared to $67.8 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended October 30, 2004 increased to 23.8% from 22.2% in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirty-nine weeks ended October 30, 2004 increased to 22.2% from 21.7% in the same period last year. The increase as a percentage of sales for the thirteen and thirty-nine week periods was partially due to casualty losses from damages incurred from four hurricanes, increased costs related to Sarbanes-Oxley compliance and costs incurred for new store openings and relocations. Also, store selling costs were higher as a percentage of sales during the thirteen weeks ended October 30, 2004 due to relatively flat comparable sales.

         Depreciation and amortization was $3.7 million in the thirteen week period ended October 30, 2004 compared to $3.8 million in the same period last year. In the thirty-nine week period ended October 30, 2004 depreciation and amortization decreased 3.4% to $11.3 million from $11.7 million in the same period last year.

         Consolidated operating loss was $1.3 million for the thirteen weeks ended October 30, 2004, compared to $0.2 million in the same period last year. For the thirty-nine weeks ended October 30, 2004, consolidated operating income was $3.3 million compared to $2.4 million in the same period last year. Operating loss for the retail trade segment increased $1.1 million for the thirteen weeks ended October 30, 2004, and operating income increased $0.4 million for the thirty-nine weeks ended October 30, 2004. The increase in operating loss for the thirteen week period was due to relatively flat comparable store sales and lost sales for 35 stores closed temporarily during the quarter due to hurricane activity. Three of the stores were unable to reopen during the thirteen weeks ended October 30, 2004 due to the degree of damage sustained. The increase in operating income for the thirty-nine week period was due to strong profit growth driven by stronger comparable store sales. The operating profit for the electronic commerce segment increased $0.3 million for

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

the thirty-nine week period ended October 30, 2004 compared to the same period last year. The increase in profit was due to higher sales in the business to business category and improved sales due to increased search engine marketing which increased traffic on our website.

         Interest expense was $503,000 in the thirteen weeks ended October 30, 2004 versus $747,000 in the same period last year and $1.5 million in the thirty-nine weeks ended October 30, 2004 versus $2.5 million in the same period last year. The decrease was primarily due to lower average debt balances compared with the prior year due to higher earnings, improved inventory management and better accounts payable leveraging.

         Discontinued operations represent the closure in fiscal 2005 of two retail stores in Alabama and Florida and in fiscal 2004 of four retail stores in markets located in Georgia (two stores), Louisiana and North Carolina where we do not expect another of our existing stores to absorb the closed store's customers and cash flows. The Florida retail store closed in fiscal 2005 was substantially destroyed by a hurricane in September 2004 and not reopened. Information regarding discontinued operations is as follows (in thousands):

                                                 Thirteen Weeks Ended                      Thirty-Nine Weeks Ended
                                                 --------------------                      -----------------------
                                       October 30, 2004    November 1, 2003    October 30, 2004     November 1, 2003
                                       ----------------    ----------------     ----------------    ---------------
Sales.............................            $ 179             $  649              $  954              $ 3,081

Pretax operating losses...........               42                275                  34                  669

Impairment losses (included above
in pretax operating loss amounts).                -                  -                   -                  118

Store closing costs (included
above in pretax operating loss
amounts)..........................                -                 10                   -                   35

OUTLOOK

         For the thirty-nine weeks ended October 30, 2004, we have opened three stores, closed two stores, relocated three stores and remodeled 24 stores. For the remainder of fiscal 2005, we expect to open five stores, complete remodels on approximately eight to ten stores, and close one to three stores. Our capital expenditures totaled $5.8 million in the thirty-nine week period ended October 30, 2004. Management estimates that capital expenditures for the remainder of fiscal 2005 will be approximately $6.0 million and that such amounts will be used primarily for new stores and relocations, renovation and improvements to existing stores, upgrades and expansion of warehouse distribution facilities, and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under our credit facilities, will be adequate to finance our planned capital expenditures and to meet our working capital requirements for the remainder of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         Operating activities provided (used) cash of $3.2 million and ($6.1) million in the thirty-nine week periods ended October 30, 2004 and November 1, 2003, respectively, and included the following effects:

o Cash used for inventories in the thirty-nine week periods ended October 30, 2004 and November 1, 2003 was $16.9 million and $19.2 million, respectively. The smaller usage in the current period was primarily due to higher sales and improved inventory management versus last year.
o Cash provided (used) for accounts payable in the thirty-nine week periods ended October 30, 2004 and November 1, 2003 was $12.9 million and ($1.7) million, respectively. This change was due to improved leveraging of accounts payable with vendors in the first thirty-nine weeks of fiscal 2005.
o Depreciation and amortization expenses were $11.4 million and $11.9 million in the thirty-nine week periods ended October 30, 2004 and November 1, 2003, respectively.

         Cash flows used in investing activities reflected a $5.7 million and $7.5 million net use of cash for the thirty-nine week periods ended October 30, 2004 and November 1, 2003, respectively. Cash was used primarily to

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

fund capital expenditures for new store openings, store relocations, renovation and improvements to existing stores and investments in management information systems.

         Financing activities provided cash of $1.9 million and $13.6 million in the thirty-nine week periods ended October 30, 2004 and November 1, 2003, respectively, principally from net borrowings under the revolving credit facility. The reduced borrowings under the credit facility during fiscal 2005 were due to the improved cash flows from operating activities.

         Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility. We have an unsecured revolving credit facility that allows borrowings up to $100 million. Our current credit facility was extended two years to July 2007 by our bank group during the second quarter of fiscal 2005. No principal repayments are due until the facility expires in July 2007. The credit facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. As of October 30, 2004 and January 31, 2004, $20.4 million and $13.1 million, respectively, were outstanding under this credit facility. The maximum and average outstanding balances during the thirteen weeks ended October 30, 2004 were $30.2 million and $21.4 million, respectively, compared to $65.3 million and $59.2 million, respectively for the same period in the prior year. The maximum and average outstanding balances during the thirty-nine weeks ended October 30, 2004 were $34.4 million and $24.0 million, respectively, compared to $77.6 million and $64.1 million, respectively for the same period in the prior year. The decrease in the maximum and average outstanding balances from the prior year was due to higher earnings, improved inventory management and better accounts payable leveraging. The outstanding borrowings as of October 30, 2004 had interest rates ranging from 1.86% per year to 3.61% per year. Additionally, as of October 30, 2004 and January 31, 2004, we have outstanding borrowings under an industrial revenue bond totaling $7.5 million, which is secured by certain property.

     During the thirty-nine weeks ended October 30, 2004, we have paid dividends of $2,520,000. During the thirteen weeks ended October 30, 2004, the Board of Directors approved a dividend of $0.03 per share to stockholders of record at the close of business November 30, 2004, payable on December 14, 2004. The Company expects to pay quarterly cash dividends in the future subject to Board approval.


Future Commitments

         The following table lists the aggregate maturities of various classes of obligations and expiration amounts of our various classes of commitments at October 30, 2004 (in thousands):

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS

                             Total          FY 2005       FY 2006         FY 2007       FY 2008        FY 2009       Thereafter
                             -----          -------       -------         -------       -------        -------       ----------
Long-term debt-
revolving credit
facility ...........      $  20,420      $   9,220      $    --        $    --        $  11,200      $    --        $    --
Long-term debt -
industrial revenue
bond ...............          7,500           --             --            7,500           --             --             --
                          ---------      ---------      ---------      ---------      ---------      ---------      ---------
Subtotal of debt ...         27,920          9,220           --            7,500         11,200           --             --
Operating leases ...        109,461          7,404         27,051         21,384         17,663         12,998         22,961
                          ---------      ---------      ---------      ---------      ---------      ---------      ---------
Total of obligations      $ 137,381      $  16,624      $  27,051      $  28,884      $  28,863      $  12,998      $  22,961
                          =========      =========      =========      =========      =========      =========      =========


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

         The nature and terms of these types of indemnities vary. The events or circumstances that would require us to perform under these indemnities are transaction and circumstance specific. Generally, our maximum liability under such indemnities is not explicitly stated, and therefore the overall maximum amount of our obligations cannot be reasonably estimated. Historically, we have not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on our balance sheet at October 30, 2004 and January 31, 2004 as such liabilities are considered de minimis.

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

         We purchase a substantial portion of our magazines as well as certain of our seasonal music and newspapers from Anderson Media Corporation ("Anderson Media"), an affiliate through common ownership. During the thirty-nine weeks ended October 30, 2004 and November 1, 2003, purchases of these items from Anderson Media totaled $24,645,000 and $26,061,000, respectively. We purchase certain of our collectibles and books from Anderson Press, Inc. ("Anderson Press"), an affiliate through common ownership. During the thirty-nine weeks ended October 30, 2004 and November 1, 2003, such purchases from Anderson Press totaled $580,000 and $660,000, respectively. We purchase certain of our greeting cards and gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the thirty-nine weeks ended October 30, 2004 and November 1, 2003 were $278,000 and $207,000, respectively. We purchase certain magazine subscriptions from Magazines.com, an affiliate through common ownership. During the thirty-nine weeks ended October 30, 2004 and November 1, 2003, purchases of these items were $53,000 and $59,000, respectively. We purchase content for publication from Publication Marketing Corporation, an affiliate through common ownership. During the thirty-nine weeks ended October 30, 2004 and November 1, 2003, purchases of these items were $51,000 and $54,000, respectively. We utilize import sourcing and consolidation services from Anco Far East Importers, LTD ("Anco Far East"), an affiliate through common ownership. The total paid to Anco Far East was $905,000 and $723,000 during the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product, as well as duty, freight and fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $63,000 and $51,000, respectively.

     We sold books to (received returns from) Anderson Media in the amounts of ($78,000) and $501,000 during the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. During the thirty-nine weeks ended October 30, 2004 and November 1, 2003, we provided $253,000 and $204,000, respectively, of internet services to Magazines.com. During the thirty-nine weeks ended October 30, 2004 and November 1, 2003, we provided $62,000 and $54,000, respectively, of internet services to American Promotional Events, an affiliate through common ownership.

     We lease our principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, a member of the Board of Directors. The lease extends to January 31, 2006. During the thirty-nine weeks ended October 30, 2004 and November 1, 2003, we paid rent of $103,000 in each period to the trust under this lease. Anderson & Anderson LLC ("A&A"), which is an affiliate through common ownership, also leases three buildings to us. During the thirty-nine weeks ended October 30, 2004 and November 1, 2003, we paid A&A a total of $331,000 and $339,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $172,000 at October 30, 2004. We sublease certain property to Hibbett Sporting Goods, Inc. ("Hibbett"), a sporting goods retailer in the southeastern United States. Our Executive Chairman, Clyde B. Anderson, is a member of Hibbett's board of directors. During the thirty-nine weeks ended October 30, 2004 and November 1, 2003, we received $143,000 and $141,000, respectively, in rent payments from Hibbett.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     We share ownership of a plane, which we use in the operations of our business, with an affiliated company. We rent the plane to affiliated companies at the approximate actual cost of usage. The total amounts received from affiliated companies for use of the plane during the thirty-nine weeks ended October 30, 2004 and November 1, 2003, was $144,000 and $428,000, respectively. The cost of operating the plane during these periods was approximately the same as the revenue received.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to interest rate fluctuations involving our credit facilities and debt related to our industrial revenue bond. The average amount of debt outstanding under our credit facilities was $57.5 million during fiscal 2004. However, we utilize both fixed and variable debt to manage this exposure. We entered into two separate $10 million swaps on July 24, 2002. Both expire August 2005 and effectively fix the interest rate on an aggregate of $20 million of variable rate debt at 5.00% per year. Also, on May 14, 1996, we entered into an interest rate swap agreement, with a ten- year term, which carries a notional principal amount of $7.5 million. The swap effectively fixes the interest rate on our industrial revenue bond at 8.48% per year. The swap agreement expires on June 7, 2006. The counter parties to the interest rate swaps are parties to our revolving credit facilities. We believe the credit and liquidity risk of the counter parties failing to meet their obligations is remote as we settle our interest position with the banks on a quarterly basis.

         To illustrate the sensitivity of the results of operations to changes in interest rates on its debt, we estimate that a 66% increase in LIBOR rates would increase interest expense by approximately $4,000 for the thirteen weeks ended October 30, 2004. Likewise, a 66% decrease in LIBOR rates would decrease interest expense by $4,000 for the thirteen weeks ended October 30, 2004. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years. The estimates do not consider the effect of the potential termination of the interest rate swaps associated with the debt will have on interest expense.

                         ITEM 4. CONTROLS AND PROCEDURES

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

Issuer Purchases of Equity Securities

         In March 2004, the Board of Directors authorized a new common stock repurchase program for up to 10% of the outstanding stock, or 1,646,624 shares. The following table shows common stock repurchases under the program:

                                                                                                           Maximum Number of
                                                                                  Total Number of          Shares that May Yet
                                                                                  Shares Purchased as      Be Purchased Under
                                    Total Number of          Average Price Paid   Part of Publicly         the Program at End
            Period                  Shares Purchased         per Share            Announced Program        of Period
  ----------------------            ----------------        -------------------- --------------------      -------------------
   3/17/2004 to 4/3/2004                 54,400                 $6.3416                 54,400              1,592,224
   4/4/2004 to 5/1/2004                  30,300                 $6.5535                 30,300              1,561,924
   5/2/2004 to 5/29/2004                      -                       -                      -              1,561,924
   5/30/2004 to 7/3/2004                      -                       -                      -              1,561,924
   7/4/2004 to 7/31/2004                      -                       -                      -              1,561,924
   8/1/2004 to 8/28/2004                 33,500                 $7.1851                 33,500              1,528,425
   8/29/2004 to 10/2/2004               207,678                 $7.5621                207,678              1,320,747
   10/3/2004 to 10/30/2004              232,861                 $8.1234                232,861              1,087,886
                                        -------                 -------                -------
           Total                        558,739                 $7.6000                558,739              1,087,886
                                        =======                 =======                =======              =========

ITEM 3:  Defaults Upon Senior Securities

                  None

ITEM 4:  Submission of Matters to a Vote of Security Holders

                  None

ITEM 5:  Other Information

                  None

ITEM 6:  Exhibits and Reports on Form 8-K

               Exhibits

                  Exhibit 3(i) Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 in the Company's Registration Statement on Form S-1 (Registration No. 33-52256))

                  Exhibit 3(ii) By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.2 in the Company's Registration Statement on Form S-1 (Registration No. 33-52256))

                  Exhibit 4.1 See Exhibits 3.1 and 3.2 hereto incorporated herein by reference to the Exhibits of the same number to the S-1 Registration Statement.

                  Exhibit 10.1 Lease Agreement between First National Bank of Florence, Alabama, as Trustee, and Bookland Stores, Inc. (which is a predecessor of the Registrant), an Alabama corporation, dated January 30, 1991 (incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement).

                  Exhibit 10.2 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended January 30, 1999, File No. 0-20664, filed on April 30, 1999).

                  Exhibit 10.3 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement).

                  Exhibit 10.4 Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 29, 1994,File No. 0-20664, filed on April 29, 1994).

                  Exhibit 10.5 1999 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended January 29, 2000, File No. 0-20664, filed on April 28, 2000).

                  Exhibit 10.6 401(k) Plan adopted September 15, 2003, with Suntrust Bank as Trustee (incorporated by reference to Exhibit
                  10.6 to Annual report of Form 10-K for fiscal year ended January 31, 2004, File No. 0-20664, filed on April 27, 2004.

                  Exhibit 10.7 Shareholders Agreement dated as of September 1, 1992 (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended January 31, 1993, File No. 0-20664, filed May 3, 1993).

                  Exhibit 10.8 Executive Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended January 28, 1995, File No. 0-20664, filed April 28, 1995).

                  Exhibit 10.9 Stock Option Plans for Booksamillion.com, American Internet Service, Inc., Netcentral, Inc. and Faithpoint, Inc. (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended February 3, 2001, File No. 0-20664, filed on May 4, 2001).

                  Exhibit 10.10 Credit agreement dated as of July 1, 2002, between the Company and Bank of America, N.A., SunTrust Bank, N.A., Wells Fargo Bank, N.A., SouthTrust Bank N.A. and Amsouth Bank, N.A. (incorporated by reference to Exhibit 10.20 to Form 10-Q for the quarter ended August 3, 2002).

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


                              BOOKS-A-MILLION, INC.


   Date: December 14, 2004                by:/s/ Clyde B. Anderson
                                             ---------------------
                                          Clyde B. Anderson
                                          Executive Chairman of the Board


   Date: December 14, 2004                by:/s/ Sandra B. Cochran
                                             ---------------------
                                          Sandra B. Cochran
                                          President and Chief Executive Officer


   Date: December 14, 2004                by:/s/ Richard S. Wallington
                                             -------------------------
                                          Richard S. Wallington
                                          Chief Financial Officer

Exhibit 31.1

                                 CERTIFICATIONS



I, Clyde B. Anderson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Books-A-Million, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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


         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 14, 2004


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

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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


         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 14, 2004

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

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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


         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 14, 2004

                                                      _/s/ Richard S. Wallington
                                                      --------------------------
                                                           Richard S. Wallington
                                                         Chief Financial Officer

Exhibit 32.1

                CERTIFICATION OF EXECUTIVE CHAIRMAN OF THE BOARD

         Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended October 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated: December 14, 2004                              /s/ Clyde B. Anderson
                                                    ----------------------------
                                                               Clyde B. Anderson
                                                 Executive Chairman of the Board


         The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. ss. 1350, and is not being filed for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of the general incorporation language in such filing.

Exhibit 32.2

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

         Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended October 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated: December 14, 2004                              /s/ Sandra B. Cochran
                                                   -----------------------------
                                                               Sandra B. Cochran
                                           President and Chief Executive Officer


         The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. ss. 1350, and is not being filed for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of the general incorporation language in such filing.

Exhibit 32.3

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

         Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended October 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated: December 14, 2004                          /s/ Richard S. Wallington
                                                 -------------------------------
                                                           Richard S. Wallington
                                                         Chief Financial Officer


         The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. ss. 1350, and is not being filed for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of the general incorporation language in such filing.