Form 10-K/A
period 2004-01-31
BOOKS A MILLION INC
filed 2005-04-28
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

For the transition period from______________ to _______________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of August 2, 2003 (based on the closing sale price as reported on the NASDAQ National Market on such date), was $26,923,550.

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

EXPLANATORY NOTE:

   As previously disclosed in a Form 8-K filed on March 22, 2005, following a detailed review of its lease-related accounting policies, Books-A-Million, Inc. (the "Company") determined to restate prior financial statements (the "Restatement") to correct errors in those financial statements relating to the computation of depreciation, rent holiday, straight-line rent expense and the related deferred liability.

Historically, the Company depreciated leasehold improvements over a period of ten years, regardless of the term of the lease for the store. The Company has corrected its depreciable life for leasehold improvements to the lesser of the economic useful life of the asset or the term of the lease. When calculating the straight-line rent expense per store, the Company previously used the store opening date as the starting date for the rent expense calculation. The Company has corrected this calculation to start straight-line rent expense on the date when the Company takes possession and has the right to control use of the leased premises. Also, the Company has corrected its method of classification of landlord construction allowances. For certain new stores, the Company receives funding from landlords for the construction of leasehold improvements. Historically, landlord construction allowances were classified as a reduction of property and equipment on the Company's balance sheet and as a reduction in capital expenditures in the Company's statements of cash flows. However, the Company will now classify landlord allowances as a deferred rent liability on the balance sheet and as an operating activity in the statement of cash flows. The resulting change in classification for landlord construction allowances will increase leasehold improvements (Property and Equipment, asset) and increase other long-term liabilities by a corresponding amount on the balance sheet.

As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported to incorporate the effects of these corrections. See Note 11 to the consolidated financial statements.

   This amendment No. 1 on Form 10-K/A to the Company's annual report on Form 10-K for the fiscal year ended January 31, 2004, initially filed with the Securities and Exchange Commission ("SEC") on April 27, 2004 ("Original Filing"), is being filed to reflect restatements of the Company's consolidated balance sheets at January 31, 2004 and February 1, 2003 and the Company's consolidated statements of operations, and consolidated cash flows for the fifty two weeks ended January 31, 2004, February 1, 2003, February 2, 2002 and the notes related thereto. For a more detailed description of these restatements, see Note 11, "Restatement of Financial Statements" to the accompanying consolidated financial statements.

   For the convenience of the reader, this Form 10-K/A includes the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Items 1 and 2 of Part I, Items 6, 7, 8, and 9A of Part II and Item 15 of Part IV of the Original Filing for the effects of the restatement and no other material information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Information on events occurring after the date of the original filing are included in the Company's Forms 10-Q/A and 8-K's as amended. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer , as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Executive Chairman of the Board, Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3, respectively.

   Concurrently with the filing of this Form 10-K/A, we are filing amended quarterly reports on Form 10-Q/A for the quarters ended May 1, 2004, July 31, 2004 and October 30, 2004. We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K other than the 2004 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to January 31, 2004. For this reason, the consolidated financial statements, auditors' reports and related financial information for all affected periods contained in any prior reports should no longer be relied upon.

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

ITEM 1. BUSINESS

GENERAL

      Books-A-Million, Inc. is a leading book retailer in the southeastern United States. The Company was founded in 1917 and operates both superstores and traditional bookstores. Superstores, the first of which was opened in 1987, range in size from 8,000 to 36,000 square feet and operate under the names "Books-A-Million" and "Books and Co." Traditional bookstores are smaller stores operated under the names "Bookland" and "Books-A-Million". These stores range in size from 2,000 to 7,000 square feet and are located primarily in enclosed malls. We also operate newsstands under the name "Joe Muggs Newsstands". Newsstands range in size from 1,000 to 5,000 square feet and are located in high traffic areas. All store formats, excluding newsstands, offer an extensive selection of best sellers and other hardcover and paperback books, magazines, and newspapers. In addition to the retail store formats, we offer our products over the Internet at Booksamillion.com and Joemuggs.com.

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

BUSINESS SEGMENTS

      We have two reportable segments: retail trade and electronic commerce trade. In the retail trade segment we are engaged in the retail trade of primarily book merchandise. The retail trade segment includes our distribution center operations which predominantly supplies merchandise to our retail stores. In the electronic commerce trade segment we transact business over the Internet primarily. This segment is managed separately due to divergent technology and marketing requirements. For additional information, see Note 9 "Business Segments" in the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the year ended January 31, 2004, incorporated herein by reference.

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

      Our newsstands are concentrated in business and entertainment districts and are tailored to the demographics of the particular market area. Joe Muggs newsstands operate in centers with high traffic. Each newsstand carries an extensive selection of magazines and newspapers, along with hardcover and paperback books. The newsstands also offer Joe Muggs four branded coffee drinks and assorted pastries, among other items. We operated four newsstands as of January 31, 2004.

ACQUISITION OF STORES

      During the first quarter of fiscal 2002, we acquired the lease rights to and inventory of 18 stores from Crown Books Corporation for $6.5 million. The stores are located in the Chicago, Illinois and Washington, D.C. metropolitan areas. The results of operations for these stores were reflected in the consolidated financial statements beginning in the first quarter of fiscal 2002.

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

   Internet development efforts are assisted through a wholly owned subsidiary of AIS, NetCentral, Inc., which is based in Nashville, Tennessee. In addition to providing web development and maintenance for all of our internet sites and networking initiatives, NetCentral also serves several outside customers by offering site development, web hosting and technical services. Management recognizes web development and maintenance revenue at the time maintenance is provided or non-returnable product (web development) is delivered. Revenue from web development and maintenance is less than .01% of the Company's total revenues.

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

      American Wholesale owns its distribution center located in an approximately 290,000 square foot facility in Florence, Alabama. During fiscal 1995 and 1996, we financed the acquisition and construction of the distribution facility through loans obtained from the proceeds of an industrial revenue bond, which are secured by a mortgage interest in this facility. We also lease, from a related party, a second 210,000 square foot warehouse facility located in Tuscumbia, Alabama. In addition we lease all of the tractors that pull the company-owned trailers, which comprise our transportation fleet.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information under the heading "Market and Dividend Information" on page 31 of the Amended Annual Report to Stockholders for the year ended January 31, 2004 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The information under the heading "Selected Consolidated Financial Data" for the years ended January 29, 2000, through January 31, 2004 on page 4 of the Amended Annual Report to Stockholders for the year ended January 31, 2004, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information under the heading "Management's Discussion & Analysis of Financial Condition & Results of Operations" on pages 5 through 11 of the Amended Annual Report to Stockholders for the year ended January 31, 2004 is incorporated herein by reference.

ITEM 7.A. MARKET RISK

   We are subject to interest rate fluctuations involving our credit facilities. The average amount of debt outstanding under our credit facilities was $57.5 million during fiscal 2004. To manage this exposure, the Company utilizes interest rate swaps to fix the interest rate on variable debt. We entered into two separate $10 million swaps on July 24, 2002. Both expire August 2005 and, prior to the payoff of the debt, effectively fix the interest rate on $20 million of variable debt at 5.13%. Also, on May 14, 1996, we entered into a $7.5 million interest rate swap with a ten-year term. The swap effectively fixes the interest rate on $7.5 million of variable rate debt at 7.98% and expires on June 7, 2006. The counter parties to each of these interest rate swaps are parties to our revolving credit facilities. We believe the credit and liquidity risk of the counter parties failing to meet their obligations is remote as we settle our interest position with the banks on a quarterly basis. All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading.

   To illustrate the sensitivity of the results of operations to changes in interest rates on its debt we estimate that a 66% increase in LIBOR rates would increase interest expense by approximately $70,000 for the year ending January 31, 2004. Likewise, a 66% decrease in LIBOR rates would decrease interest expense by $70,000 for the year ending January 31, 2004. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2003, which was the maximum LIBOR fluctuation in the last ten years. The estimates also assume a level of debt consistent with the year-ended January 31, 2004 level and do not consider the effect of the potential termination of the interest rate swaps associated with the debt will have on interest expense.

      The information in note 3 "Debt and Lines of Credit" in the Notes to Consolidated Financial Statements on page 21 of the Amended Annual Report to Stockholders for the year ended January 31, 2004 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements of the Registrant and its subsidiaries included in the Amended Annual Report to Stockholders for the year ended January 31, 2004 are incorporated herein by reference:

      Consolidated Balance Sheets as of January 31, 2004 (as restated) and
        February 1, 2003 (as restated).

      Consolidated Statements of Operations for the Fiscal Years Ended January
        31, 2004 (as restated), February 1, 2003 (as restated), and February 2, 2002 (as restated).

      Consolidated Statements of Changes in Stockholders' Equity for the Fiscal
        Years Ended January 31, 2004 (as restated), February 1, 2003 (as restated), and February 2, 2002 (as restated).

      Consolidated Statements of Cash Flows for the Fiscal Years Ended January
        31, 2004 (as restated), February 1, 2003 (as restated), and February 2, 2002 (as restated).

      Notes to Consolidated Financial Statements (as restated)

      Report of Independent Registered Public Accounting Firm.

      The information under the heading "Summary of Quarterly Results
        (Unaudited)" on page 27 of the Amended Annual Report to Stockholders for the Fiscal Years Ended January 31, 2004 (as restated) and February 1, 2003 (as restated) is incorporated herein by reference.

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

      As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this amended report. In performing this evaluation, in light of the pronouncement on February 7, 2005 by the Office of the Chief Accountant of the SEC in a letter to the AICPA, management focused on our lease accounting practices. Specifically, as further discussed in Note 11 to the accompanying consolidated financial statements, we determined that: (i) our practice of depreciating leasehold improvements over a period of ten years was incorrect, which we corrected by changing the depreciable life for leasehold improvements to the lesser of the economic useful life of the asset or the term of the lease;
(ii) our practice of using the store opening date as the starting date for the rent expense calculation was incorrect, which we corrected by changing the calculation of leasehold expense so that straight-line rent expense begins on the date we take possession and have the right to control use of the leased premises; and (iii) our practice of classifying landlord allowances as a reduction of property and equipment on our balance sheet and as a reduction in capital expenditures in our statements of cash flows was incorrect, which we corrected by changing our method of classification so that landlord allowances are classified as a deferred rent credit on our balance sheet and as an operating activity in our statement of cash flows. Funds received from the landlord intended to reimburse the Company for the cost of leasehold improvements will be recorded as a deferred rent credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense.

      Further, after consulting with the Audit Committee and our independent registered public accounting firm we determined to restate our financial statements for fiscal year ending January 31, 2004 and for the first three quarters of fiscal 2005 and to file a Form 10-K/A amending our Annual Report on Form 10-K for our fiscal year ended January 31, 2004 with restated consolidated financial statements and Forms 10-Q/A amending our interim condensed consolidated financial statements for the first three quarters of fiscal 2005. The restatement is further discussed in "Explanatory Note" in the forepart of this Form 10-K/A and in Note 11, "Restatement of Financial Statements," to the accompanying consolidated financial statements. We do not consider the impact of correcting the previously issued financial statements to be material with respect to any individual reporting period.

      Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this 10-K/A and Annual Report, the Company's disclosure controls and procedures were effective at the reasonable assurance level. In concluding that our disclosure controls and procedures were effective as of January 31, 2004, our management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements. We also considered the materiality of the restatement adjustments on our consolidated balance sheet and statement of operations (as more fully set forth in Note 11, "Restatement of Financial Statements," to the accompanying consolidated financial statements) and that these non-cash adjustments have no effect on historical or future cash flows or the timing of payments under our operating leases.

      There was no change in the Company's internal controls over financial reporting during the Company's fiscal quarter covered by this amended report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting. However, as a result of the review of our lease accounting policies described above, during the first quarter of fiscal 2006 we made changes in internal controls over financial reporting to implement additional review processes over our leasing arrangements to ensure the collection and communication of information necessary for the proper accounting for each lease in accordance with generally accepted accounting principles. The Company implemented the following accounting changes:

(i) we changed depreciable life for leasehold improvements to the lesser of the economic useful life of the asset or the term of the lease, (ii) we changed the calculation to start straight-line rent expense on the date when the Company takes possession and has the right to control use of the leased premises, and
(iii) we changed method of classification of landlord allowances. As explained above, the Company will now classify landlord allowances as a deferred rent credit on the balance sheet and as an operating activity in the statement of cash flows. Funds received from the landlord intended to reimburse the Company for the cost of leasehold improvements will be recorded as a deferred rent credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense. Management believes that these control changes have fully remediated the issues described above.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      The sections under the heading "Proposal I-Election of Directors" entitled "Nominees for Election - Term Expiring 2007", "Incumbent Director - Term Expiring 2005", and "Incumbent Directors - Term Expiring 2006" on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 2004, are incorporated herein by reference for information on the directors of the Registrant. The information under the heading "Information Concerning the Board of Directors" on pages 4 through 7 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 2004 is incorporated herein by reference.

EXECUTIVE OFFICERS

      All of our executive officers are elected annually by and serve at the discretion of the Board of Directors. Our current executive officers are listed below:

       NAME             AGE                 POSITION WITH THE COMPANY
---------------------   ---   -----------------------------------------------------
Clyde B. Anderson        43              Executive Chairman of the Board
Sandra B. Cochran        45     President, Chief Executive Officer and Secretary
Terrance G. Finley       50   Executive Vice President of Books-A-Million, Inc. and
                                  President of American Internet Service, Inc.
Richard S. Wallington    45                  Chief Financial Officer

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

      Consolidated Balance Sheets as of January 31, 2004 (as restated) and February 1, 2003 (as restated).

      Consolidated Statements of Operations for the Fiscal Years Ended January 31, 2004 (as restated), February 1, 2003 (as restated), and February 2, 2002 (as restated).

      Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended January 31, 2004 (as restated), February 1, 2003 (as restated), and February 2, 2002 (as restated).

      Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 2004 (as restated), February 1, 2003 (as restated), and February 2, 2002 (as restated).

      Notes to Consolidated Financial Statements (as restated).

      Report of Independent Registered Public Accounting Firm.

2.    Financial Statement Schedule.

      The following consolidated financial statement schedule of Books-A-Million, Inc. is attached hereto:

      Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.

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

       10.6   --  401(k) Plan adopted September 15, 2003, with Suntrust Bank as Trustee (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended
                  January 31, 2004, File No.l 0-20664, filed on April 27, 2004).

       10.7   --  Shareholders Agreement dated as of September 1, 1992
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

          13 -- Portions of the amended Annual Report to Stockholders for the year ended January 31, 2004 that are expressly incorporated by reference into Part II of this Report.

          21 -- Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Annual Report on Form 10-K for the fiscal year ended February 3, 2001, File No. 0-20664, filed May 4,
                  2001).

          23  --  Consent of Independent Registered Public Accounting Firm.

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

                                      BOOKS-A-MILLION, INC.

                                      by:      /s/ Clyde B. Anderson
                                          -------------------------------------
                                          Clyde B. Anderson
                                          Executive Chairman of the Board
                                          Date: April 28, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PRINCIPAL EXECUTIVE OFFICER:

      /s/ Clyde B. Anderson
----------------------------------------
Clyde B. Anderson
Executive Chairman of the Board
Date:  April 28, 2005

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

      /s/ Richard S. Wallington
----------------------------------------
Richard S. Wallington
Chief Financial Officer
Date: April 28, 2005

DIRECTORS:

      /s/ Clyde B. Anderson
----------------------------------------
Clyde B. Anderson
Date: April 28, 2005

DIRECTORS:

      /s/ Ronald G. Bruno
----------------------------------------
Ronald G. Bruno
Date: April 28, 2005

      /s/ J. Barry Mason
----------------------------------------
J. Barry Mason
Date: April 28, 2005

      /s/ Terry C. Anderson
----------------------------------------
Terry C. Anderson
Date: April 28, 2005

      /s/ William H. Rogers, Jr.
----------------------------------------
William H. Rogers, Jr.
Date: April 28, 2005

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

To the Board of Directors of Books-A-Million, Inc.:

We have audited the consolidated financial statements of Books-A-Million, Inc. and its subsidiaries (the "Company") as of January 31, 2004 and February 1, 2003 and for each of the three fiscal years in the period ended January 31, 2004, and have issued our report thereon dated April 19, 2004 (April 25, 2005 as to the effects of the restatement discussed in Note 11), (which report expresses an unqualified opinion and includes explanatory paragraphs relating to the adoption of new accounting principles as described in Note 1 and the restatement described in Note 11 to the consolidated financial statements); such financial statements and report are included in the Company's 2004 amended Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Books-A-Million, Inc. listed in
Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Birmingham, Alabama

April 19, 2004 (April 25, 2005 as to the effects of the restatement discussed in Note 11)

                                   SCHEDULE 2.

                              BOOKS-A-MILLION, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

  FOR THE YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 1, 2003, AND JANUARY 31, 2004

                                        BALANCE AT    CHARGED
                                        BEGINNING    TO COSTS     (DEDUCTIONS) BALANCE AT
                                         OF YEAR    AND EXPENSES      NET      END OF YEAR
                                        ----------  ------------  ------------ -----------
FOR THE YEAR ENDED FEBRUARY 2, 2002:
Allowance for doubtful accounts         $  786,881  $    567,913  $  (569,902) $   784,892

FOR THE YEAR ENDED FEBRUARY 1, 2003:
Allowance for doubtful accounts         $  784,892  $    276,459  $  (349,396) $   711,955

FOR THE YEAR ENDED JANUARY 31, 2004:
Allowance for doubtful accounts         $  711,955  $    534,300  $  (701,010) $   545,245