Form 10-Q/A
period 2004-05-01
BOOKS A MILLION INC
filed 2005-04-28
CIK 891919

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

                         COMMISSION FILE NUMBER 0-20664

                              BOOKS-A-MILLION, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       63-0798460
           --------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

            402 INDUSTRIAL LANE, BIRMINGHAM, ALABAMA        35211
            -----------------------------------------       -----
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

EXPLANATORY NOTE:

      As previously disclosed in a Form 8-K filed on March 22, 2005, following a detailed review of its lease-related accounting policies, Books-A-Million, Inc. (the "Company") determined to restate its prior financial statements (the "Restatement") to correct errors in those financial statements relating to the computation of depreciation, rent holiday, straight-line rent expense and the related deferred liability.

            Historically, the Company depreciated leasehold improvements over a period of ten years, regardless of the term of the lease for the store. The Company has corrected its depreciable life for leasehold improvements to the lesser of the economic useful life of the asset or the term of the lease. When calculating the straight-line rent expense per store, the Company previously used the store opening date as the starting date for the rent expense calculation. The Company has corrected this calculation to start straight-line rent expense on the date when the Company takes possession and has the right to control use of the leased premises. Also, the Company has corrected its method of classification of landlord allowances. For certain new stores, the Company receives funding from landlords for the construction of leasehold improvements. Historically, landlord allowances were classified as a reduction of leasehold improvements on the Company's balance sheet and as a reduction in capital expenditures in the Company's statement of cash flows. However, the Company has restated the balance sheet by increasing other long-term liabilities and increasing leasehold improvements (asset). In addition, in the statement of cash flows, the Company has classified landlord allowances as an operating activity and not as a reduction in capital expenditures.

As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported to incorporate the effects of these corrections. See Note 11 to the condensed consolidated financial statements.

      This amendment No. 1 on Form 10-Q/A to the Company's quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2004, initially filed with the Securities and Exchange Commission ("SEC") on June 15, 2004 ("Original Filing"), is being filed to reflect restatements of the Company's consolidated balance sheets at May 1, 2004 and the Company's consolidated statements of operations, and consolidated cash flows for the three months ended May 1, 2004 and May 3, 2003 and the notes related thereto. For a more detailed description of these restatements, see Note 11, "Restatement of Financial Statements" to the accompanying condensed consolidated financial statements.

      For the convenience of the reader, this Form 10-Q/A includes the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1,2, and 4 of Part I of the Original Filing and no other material information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer , as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Executive Chairman of the Board, Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3, respectively.

      Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and does not update disclosures contained herein to reflect events that occurred at a later date.

      Concurrently with the filing of this Form 10-Q/A, we are filing an amendment on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 31, 2004 ("2004 10-K") to provide restatements of the financial statements or financial data as of and for the periods included in the 2004 10-K and amended quarterly reports on Form 10-Q/A for the quarters ended July 31, 2004 and October 30, 2004. We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K other than the 2004 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to January 31, 2004. For this reason, the consolidated financial statements, auditors' reports and related financial information for all affected periods contained in any prior reports should no longer be relied upon.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                             PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (UNAUDITED AND AS RESTATED)

     Condensed Consolidated Balance Sheets                                                      4

     Condensed Consolidated Statements of Operations                                            5

     Condensed Consolidated Statements of Cash Flows                                            6

     Notes to Condensed Consolidated Financial Statements                                       7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                             15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                            20

Item 4.  Controls and Procedures                                                               21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                     23

Item 2.  Changes in Securities                                                                 23

Item 3.  Defaults Upon Senior Securities                                                       23

Item 4.  Submission of Matters of Vote of Security-Holders                                     23

Item 5.  Other Information                                                                     23

Item 6.  Exhibits and Reports on Form 8-K                                                      23

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               AS OF MAY 1, 2004      AS OF JANUARY 31, 2004
                                                                 (AS RESTATED)             (AS RESTATED)
                                                                 (SEE NOTE 11)             (SEE NOTE 11)
                                                               -----------------      ----------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $           5,064      $                5,348
   Accounts receivable, net                                                8,046                       7,271
   Related party accounts receivable, net                                    349                         351
   Inventories                                                           218,297                     211,591
   Prepayments and other                                                   6,314                       5,890
   Deferred income taxes                                                   4,510                       4,450
                                                               -----------------      ----------------------
       TOTAL CURRENT ASSETS                                              242,580                     234,901
                                                               -----------------      ----------------------

PROPERTY AND EQUIPMENT:
   Gross property and equipment                                          192,612                     189,961
   Less accumulated depreciation and amortization                        134,524                     130,069
                                                               -----------------      ----------------------
       NET PROPERTY AND EQUIPMENT                                         58,088                      59,892
                                                               -----------------      ----------------------

OTHER ASSETS                                                               1,562                       1,605
                                                               -----------------      ----------------------
       TOTAL ASSETS                                            $         302,230      $              296,398
                                                               =================      ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                            $          89,162      $               87,984
   Related party accounts payable                                          6,750                       8,777
   Accrued expenses                                                       25,814                      30,191
   Accrued income taxes                                                    1,172                       3,226
   Current portion of long-term debt                                       9,612                          --
                                                               -----------------      ----------------------
       TOTAL CURRENT LIABILITIES                                         132,510                     130,178
                                                               -----------------      ----------------------

LONG-TERM DEBT                                                            23,028                      20,640
DEFERRED INCOME TAXES                                                      1,843                       1,957
OTHER LONG-TERM LIABILITIES                                               12,781                      12,622
                                                               -----------------      ----------------------
       TOTAL NON-CURRENT LIABILITIES                                      37,652                      35,219
                                                               -----------------      ----------------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares
    authorized, no shares outstanding                                          -                           -
   Common stock, $.01 par value, 30,000,000 shares
    authorized, 18,620,069 and 18,465,387 shares issued at
    May 1, 2004 and January 31, 2004, respectively                           186                         185
   Additional paid-in capital                                             72,068                      71,799
   Less treasury stock, at cost (2,094,750 and 2,010,050
    shares at May 1, 2004 and January 31, 2004,
    respectively)                                                         (5,819)                     (5,271)
   Deferred compensation                                                    (260)                       (284)
   Accumulated other comprehensive loss, net of tax                         (614)                       (707)
   Retained earnings                                                      66,507                      65,279
                                                               -----------------      ----------------------
       TOTAL STOCKHOLDERS' EQUITY                                        132,068                     131,001
                                                               -----------------      ----------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $         302,230      $              296,398
                                                               =================      ======================

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               THIRTEEN WEEKS ENDED
                                                                 ---------------------------------------------
                                                                     MAY 1, 2004               MAY 3, 2003
                                                                    (AS RESTATED)             (AS RESTATED)
                                                                    (SEE NOTE 11)             (SEE NOTE 11)
                                                                  ------------------        ------------------
NET SALES                                                         $          108,515        $           98,505
   Cost of products sold (including warehouse
   distribution and store occupancy costs) (1)                                78,191                    72,993
                                                                  ------------------        ------------------
GROSS PROFIT                                                                  30,324                    25,512
   Operating, selling and administrative expenses                             23,183                    21,576
   Depreciation and amortization                                               4,642                     4,624
                                                                  ------------------        ------------------
OPERATING INCOME (LOSS)                                                        2,499                      (688)
   Interest expense, net                                                         518                       869
                                                                  ------------------        ------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                   1,981                    (1,557)
   Income taxes provision (benefit)                                              753                      (592)
                                                                  ------------------        ------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                       1,228                      (965)
DISCONTINUED OPERATIONS (NOTE 10)
   Loss from discontinued operations before income taxes                          --                      (138)
   Income tax benefit                                                             --                       (52)
                                                                  ------------------        ------------------
   LOSS FROM DISCONTINUED OPERATIONS                                              --                       (86)
                                                                  ------------------        ------------------
NET INCOME (LOSS)                                                 $            1,228        $           (1,051)
                                                                  ==================        ==================

NET INCOME (LOSS) PER COMMON SHARE:
BASIC:

   INCOME (LOSS) FROM CONTINUING OPERATIONS                       $             0.07        $            (0.06)
   LOSS FROM DISCONTINUED OPERATIONS                                              --                        --
                                                                  ------------------        ------------------
   NET INCOME (LOSS)                                              $             0.07        $            (0.06)
                                                                  ==================        ==================
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC                      16,445                    16,220
                                                                  ==================        ==================
DILUTED:

   INCOME (LOSS) FROM CONTINUING OPERATIONS                       $             0.07        $            (0.06)
   LOSS FROM DISCONTINUED OPERATIONS                                              --                        --
                                                                  ------------------        ------------------
   NET INCOME (LOSS)                                              $             0.07        $            (0.06)
                                                                  ==================        ==================
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED                    17,213                    16,220
                                                                  ==================        ==================

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

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          THIRTEEN WEEKS ENDED
                                                                   ----------------------------------
                                                                    MAY 1, 2004          MAY 3, 2003
                                                                   (AS RESTATED)        (AS RESTATED)
                                                                   (SEE NOTE 11)        (SEE NOTE 11)
                                                                   -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                               $       1,228        $      (1,051)
                                                                   -------------        -------------
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                         4,642                4,676
     Deferred compensation amortization                                       24                    -
     Loss on impairment of assets                                              -                   12
     Gain on disposal of property                                             (9)                   -
     Change in deferred income taxes                                        (338)                (733)
     Increase in inventories                                              (6,706)             (15,435)
     Decrease in accounts payable                                           (849)              (7,365)
     Changes in certain other assets and liabilities                      (7,211)              (5,198)
                                                                   -------------        -------------
        Total adjustments                                                (10,447)             (24,043)
                                                                   -------------        -------------

        Net cash used in operating activities                             (9,219)             (25,094)
                                                                   -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (2,800)              (1,694)
   Proceeds from sale of equipment                                            13                    -
                                                                   -------------        -------------
        Net cash used in investing activities                             (2,787)              (1,694)
                                                                   -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                     56,260               69,870
   Repayments under credit facilities                                    (44,260)             (43,810)
   Purchase of treasury stock                                               (548)                   -
   Proceeds from sale of common stock, net                                   270                   84
                                                                   -------------        -------------
        Net cash provided by financing activities                         11,722               26,144
                                                                   -------------        -------------

Net decrease in cash and cash equivalents                                   (284)                (644)
Cash and cash equivalents at beginning of period                           5,348                4,977
                                                                   -------------        -------------

Cash and cash equivalents at end of period                         $       5,064        $       4,333
                                                                   =============        =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the thirteen week period for:
            Interest                                               $         503        $       1,030
            Income taxes, net of refunds                           $       2,609        $       1,701

                             SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      1.    BASIS OF PRESENTATION

            The unaudited condensed consolidated financial statements of Books-A-Million, Inc. and its subsidiaries (the "Company") for the thirteen week periods ended May 1, 2004 and May 3, 2003, have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended January 31, 2004, included in our Fiscal 2004 Annual Report on Form 10-K/A. In the opinion of management, the financial statements included herein contain all adjustments considered necessary for a fair presentation of our financial position as of May 1, 2004, and the results of its operations and cash flows for the thirteen week periods ended May 1, 2004 and May 3, 2003. Certain prior year amounts have been reclassified to conform to current year presentation.

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

      Stock-Based Compensation

            At May 1, 2004 and January 31, 2004, the Company had one stock option plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Pronouncements Bulletin (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost for this plan is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation -- Transaction and Disclosure -- an Amendment of FASB Statement No. 123," to stock-based employee compensation (in thousands except per share amounts):


                                                  For the Thirteen Weeks Ended
                                             -------------------------------------
In thousands                                   May 1, 2004           May 3, 2003
-----------------------                      ----------------      ---------------
Net income (loss), as reported               $          1,228      $        (1,051)
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method
    for all awards, net of tax effects                    341                  328
                                             ----------------      ---------------
Pro forma net income (loss)                  $            887      $        (1,379)
Net income (loss) per common share:

Basic -- as reported                         $           0.07      $         (0.06)
Basic -- pro forma                           $           0.05      $         (0.09)
Diluted -- as reported                       $           0.07      $         (0.06)
Diluted -- pro forma                         $           0.05      $         (0.09)

      The fair value of the options granted under the Company's stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 2005 and 2004: no dividend yield; expected stock price volatility rate of 1.06 and 1.01, respectively; risk-free interest rates of 3.87% to 4.90% and 3.63% to 5.10%, respectively; and expected lives of six or ten years.

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


                                                                     For the Thirteen Weeks Ended
                                                                            (in thousands)
                                                                     May 1, 2004    May 3, 2003
                                                                     -----------    -----------
Weighted average shares outstanding:
     Basic                                                                16,445         16,220
     Dilutive effect of stock options and restricted
      stock outstanding                                                      768              -
                                                                          ------         ------
     Diluted                                                              17,213         16,220
                                                                          ======         ======

            Options outstanding to purchase 2,555,000 shares of common stock as of May 3, 2003 were not included in the table above as they were anti-dilutive under the treasury stock method.

      3.    RELATED PARTY TRANSACTIONS

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

            The Company purchases a substantial portion of its magazines as well as certain of their seasonal music and newspapers from Anderson Media Corporation ("Anderson Media"), an affiliate through common ownership. During the thirteen weeks ended May 1, 2004 and May 3, 2003, purchases of these items from Anderson Media totaled $10,561,000 and $11,172,000, respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. ("Anderson Press"), an affiliate through common ownership. During the thirteen weeks ended May 1, 2004 and May 3, 2003, such purchases from Anderson Press totaled $420,000 and $300,000, respectively. The Company purchases certain of its greeting cards and gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the thirteen weeks ended May 1, 2004 and May 3, 2003 were $142,000 and $35,000, respectively. The Company purchases certain magazine subscriptions from Magazines.com, an affiliate through common ownership. During the thirteen weeks ended May 1, 2004 and May 3, 2003, purchases of these items were $24,000 and $22,000, respectively. The Company purchases content for publication from Publication Marketing Corporation, an affiliate through common ownership. During the thirteen weeks ended May 1, 2004 and May 3, 2003, purchases of these items were $18,000 and $18,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD ("Anco Far East"), an affiliate through common ownership. The total paid to Anco Far East was $95,000 and $218,000 during the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product, as well as duty, freight and fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $7,000 and $15,000, respectively.

      The Company sold books to Anderson Media in the amounts of $53,000 and $81,000 during the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. During the thirteen weeks ended May 1, 2004 and May 3, 2003, the Company provided $47,000 and $57,000, respectively, of internet services to Magazines.com.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, a member of the Board of Directors. The lease extends to January 31, 2006. During the thirteen weeks ended May 1, 2004 and May 3, 2003, the Company paid rent of $34,000 in each period to the trust under this lease. Anderson & Anderson LLC ("A&A"), which is an affiliate through common ownership, also leases three buildings to the Company. During the thirteen weeks ended May 1, 2004 and May 3, 2003, the Company paid A&A a total of $110,000 and $119,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $240,000 at May 1, 2004. The Company subleases certain property to Hibbett Sporting Goods, Inc. ("Hibbett"), a sporting goods retailer in the southeastern United States. The Company's Executive Chairman, Clyde B. Anderson, is a member of Hibbett's board of directors. During the thirteen weeks ended May 1, 2004 and May 3, 2003, the Company received $48,000 and $40,000, respectively, in rent payments from Hibbett.

      The Company shares ownership of a plane, which the Company uses in the operations of its business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all the variable cost and a portion of the fixed cost. The total amounts received from affiliated companies for use of the plane during the thirteen weeks ended May 1, 2004 and May 3, 2003, was $63,000 and $119,000, respectively.

      4.    DERIVATIVE AND HEDGING ACTIVITIES

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

            The Company's hedges are generally designated as cash flow hedges because they are interest rate swaps that convert variable payments to fixed payments. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt and related interest expense. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income (loss) or in earnings, depending on the type of hedging relationship. Over time, amounts held in accumulated other comprehensive income (loss) will be reclassified to earnings if the hedge transaction becomes ineffective.

            The Company's interest rate swaps described above are reported as a liability classified in other long-term liabilities in the accompanying condensed consolidated balance sheets at their fair value of $1.3 million and $1.5 million as of May 1, 2004 and January 31, 2004, respectively. For the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively, adjustment gains of $93,000 (net of tax provision of $57,000) and $63,000 (net of tax provision of $39,000) were recorded as unrealized gains in accumulated other comprehensive income loss and are detailed in Note 5. During the fourth quarter of fiscal 2004, one interest rate swap no longer qualified for hedge accounting under SFAS No. 133; as a result, the Company de-designated the hedge. A pre-tax gain of $70,000 was recorded in earnings during the first quarter of fiscal 2005 related to the de-designated hedge.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      5.    COMPREHENSIVE INCOME (LOSS)

            Comprehensive income (loss) is net income or loss, plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to the Company are the unrealized gains (losses) on the hedges explained in Note 4, as follows:


                                                  Thirteen Weeks Ended
                                                     (in thousands)
                                                -------------------------
     COMPREHENSIVE INCOME (LOSS)                May 1, 2004   May 3, 2003
--------------------------------------          -----------   -----------
Net income (loss)                               $     1,228   ($    1,051)
Unrealized gains (losses) on
  hedges, net of deferred tax
  provision (benefit) for the
  thirteen-week periods of $57
  and $39, respectively                                  93            63
                                                -----------   -----------
Total comprehensive income loss                 $     1,321   ($      988)
                                                ===========   ===========

      6.    COMMITMENTS AND CONTINGENCIES

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

      7.    INVENTORIES

      Inventories were:


(In thousands)                            May 1, 2004         January 31, 2004
---------------------                   --------------        ----------------
Inventories (at FIFO)                   $      219,101        $        212,251
LIFO reserve                                      (804)                   (660)
                                        --------------        ----------------
Net inventories                         $      218,297        $        211,591
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

            The accounting policies of the segments are substantially the same as those described in the Company's Fiscal 2004 Annual Report on Form 10-K/A. The Company evaluates performance of the segments based on profit and loss from operations before interest and income taxes. Certain intersegment cost allocations have been made based upon consolidated and segment revenues.

                                             Thirteen Weeks Ended
                                        -----------------------------
SEGMENT INFORMATION (IN THOUSANDS)       May 1, 2004     May 3, 2003
----------------------------------      -------------   -------------
NET SALES

     Retail Trade                       $     106,601   $      97,199

     Electronic Commerce Trade                  6,298           5,207

     Intersegment Sales Elimination            (4,384)         (3,901)
                                        -------------   -------------

         Net Sales                      $     108,515   $      98,505
                                        =============   =============

OPERATING INCOME (LOSS)

     Retail Trade                       $       2,281   $        (846)

     Electronic Commerce Trade                     85              31

     Intersegment Elimination of
       Certain Costs                              133             127
                                        -------------   -------------

      Total Operating Income (Loss)     $       2,499   $        (688)
                                        =============   =============

                                            As of             As of
                                         May 1, 2004    January 31, 2004
                                        -------------   ----------------
                                        (as restated)     (as restated)
ASSETS
     Retail Trade                       $     301,127   $        295,437

     Electronic Commerce Trade                  1,583              1,527

     Intersegment Asset Elimination              (480)              (566)
                                        -------------   ----------------

      Total Assets                      $     302,230   $        296,398
                                        =============   ================

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

      10.   DISCONTINUED OPERATIONS

            Discontinued operations represent the closure in fiscal 2004 of four retail stores in markets located in Georgia (two stores), Louisiana and North Carolina where the Company does not expect another of its existing stores to absorb the closed store's customers. These stores had sales of $928,000 and pretax operating losses of $138,000 for the thirteen weeks ended May 3, 2003. Included in the loss on discontinued operations are impairment losses of $12,000 for the thirteen weeks ended May 3, 2003. Also included in the loss on discontinued operations are store closing costs of $22,000 for the thirteen weeks May 3, 2003. Expenses relating to store closings when the store is not classified as a discontinued operation are reported in Other Administrative Expenses. If the store is closed and another store is in the same market and the cash flows are expected to be materially recovered, the store is not considered a discontinued operation.

      11.   RESTATEMENT OF FINANCIAL STATEMENTS

            Subsequent to the issuance of the Company's interim condensed consolidated financial statements for the period ended May 1, 2004, and following a review of its lease-related accounting policies, the Company's management determined that it was appropriate to adjust its prior financial statements to correct certain errors contained in those financial statements relating to the computation of depreciation, rent holidays, straight-line rent expense and the related deferred rent liability.

            Historically, the Company depreciated leasehold improvements over a period of ten years, regardless of the term of the lease for the store. When calculating the straight-line rent expense per store, the Company previously used the store opening date as the starting date for the rent expense calculation. For certain new stores, the Company receives funding from landlords for the construction of leasehold improvements. Historically, these landlord allowances were classified as a reduction of property and equipment on the Company's balance sheet and as a reduction in capital expenditures in the Company's statements of cash flows.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

            The Company has corrected its depreciable life for leasehold improvements to the lesser of the economic useful life of the asset or the term of the lease. The Company has corrected the calculation to start straight-line rent expense on the date when the Company takes possession and has the right to control use of the leased premises. Also, the Company has corrected its method of classification of landlord allowances. The Company will now classify landlord allowances as a deferred rent credit on the balance sheet and as an operating activity in the statement of cash flows. Funds received from the landlord intended to reimburse the Company for the cost of leasehold improvements will be recorded as a deferred rent credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported to incorporate the effects of these policies.

            The following is a summary of the impact of the Restatement on the consolidated balance sheets at January 31, 2004 and May 1, 2004, and the consolidated statements of operations and the consolidated statements of cash flows for the thirteen week periods ended May 1, 2004 and May 3, 2003.

                                               As of May 1, 2004                       As of January 31, 2004
                                  -----------------------------------------  ------------------------------------------
                                  As Previously                              As Previously
                                     Reported    Adjustment     As Restated    Reported      Adjustment     As Restated
                                     --------    ----------     -----------    --------      ----------     -----------
CONSOLIDATED BALANCE SHEET

Gross property and equipment         168,095        24,517        192,612       166,466        23,495        189,961
Accumulated depreciation             121,093        13,431        134,524       117,289        12,780        130,069
Deferred income taxes (asset)          4,509             1          4,510         4,446             4          4,450
Total assets                         291,143        11,087        302,230       285,679        10,719        296,398
Accrued expenses                      25,814             -         25,814        30,189             2         30,191
Accrued income taxes                   1,485          (313)         1,172         3,527          (301)         3,226
Total current liabilities            132,823          (313)       132,510       130,477          (299)       130,178
Deferred income taxes
(liability)                            1,686           157          1,843         1,805           152          1,957
Other Long-Term Liabilities            1,282        11,499         12,781         1,507        11,115         12,622
Total Non-Current Liabilities         25,996        11,656         37,652        23,952        11,267         35,219
Retained earnings                     66,763          (256)        66,507        65,528          (249)        65,279
Total shareholders equity            132,324          (256)       132,068       131,250          (249)       131,001
Total shareholders equity &
liabilities                          291,143        11,087        302,230       285,679        10,719        296,398

                                                 Thirteen Weeks Ended May 1, 2004             Thirteen Weeks Ended May 3, 2003
                                             -----------------------------------------  -------------------------------------------
                                             As Previously                              As Previously
                                                Reported    Adjustment     As Restated    Reported      Adjustment     As Restated
                                                --------    ----------     -----------    --------      ----------     -----------
CONSOLIDATED STATEMENTS OF OPERATIONS

Cost of products sold                            78,831          (640)        78,191        73,568           (575)        72,993
Gross profit                                     29,684           640         30,324        24,937            575         25,512
Depreciation and amortization                     3,991           651          4,642         4,035            589          4,624
Operating income                                  2,510           (11)         2,499          (674)           (14)          (688)
Income taxes                                        757            (4)           753          (587)            (5)          (592)
Net income                                        1,235            (7)         1,228        (1,042)            (9)        (1,051)
Basic earnings per share                        $  0.08      ($  0.01)       $  0.07      ($  0.06)      ($  0.00)      ($  0.06)
Diluted earnings per share                      $  0.07       $  0.00        $  0.07       $  0.06        $  0.00        $  0.06

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                  Thirteen Weeks Ended May 1, 2004           Thirteen Weeks Ended May 3, 2003
                                             -----------------------------------------  -----------------------------------------
                                             As Previously                              As Previously
                                                Reported    Adjustment     As Restated    Reported      Adjustment     As Restated
                                                --------    ----------     -----------    --------      ----------     -----------
CONSOLIDATED STATEMENTS OF CASH FLOWS

Net Income                                         1,235           (7)         1,228         (1,042)            (9)        (1,051)
Depreciation and amortization                      3,991          651          4,642          4,087            589          4,676
Changes in certain other
assets and liabilities                            (7,745)         534         (7,211)        (4,778)          (420)        (5,198)
Net cash used in operating
activities                                       (10,241)       1,022         (9,219)       (25,142)            48        (25,094)
Capital expenditures                              (1,778)      (1,022)        (2,800)        (1,646)           (48)        (1,694)
Net cash used in investing
activities                                        (1,765)      (1,022)        (2,787)        (1,646)           (48)        (1,694)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion & Analysis gives effect to the restatement discussed in Note 11 to the Condensed Consolidated Financial Statements.

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

RESTATEMENT OF FINANCIAL STATEMENTS

      Following a review of its lease-related accounting policies, the Company's management determined that it was appropriate to adjust its prior financial statements to correct certain errors contained in those financial statements relating to the computation of depreciation, rent holidays, straight-line rent expense and the related deferred rent liability.

      Historically, the Company depreciated leasehold improvements over a period of ten years, regardless of the term of the lease for the store. When calculating the straight-line rent expense per store, the Company previously used the store opening date as the starting date for the rent expense calculation. For certain new stores, the Company receives funding from landlords for the construction of leasehold improvements. Historically, these landlord allowances were classified as a reduction of property and equipment on the Company's balance sheet and as a reduction in capital expenditures in the Company's statements of cash flows.

      The Company has corrected its depreciable life for leasehold improvements to the lesser of the economic useful life of the asset or the term of the lease. The Company has corrected the calculation to start straight-line rent expense on the date when the Company takes possession and has the right to control use of the leased premises. Also, the Company has corrected its method of classification of landlord allowances. The Company will now classify landlord allowances as a deferred rent credit on the balance sheet and as an operating activity in the statement of cash flows. Funds received from the landlord intended to reimburse the Company for the cost of leasehold improvements will be recorded as a deferred rent credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported to incorporate the effects of these policies.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

    The effects of the restatement discussed in Note 11 in the notes to the condensed consolidated financial statements. The following Management's Discussion & Analysis has been updated to give effect to the restatement.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

                                                                          Thirteen Weeks Ended
                                                                     -----------------------------
                                                                             (as restated)
                                                                     -----------------------------
                                                                     May 1, 2004       May 3, 2003
                                                                     -----------       -----------
Net sales                                                               100.0%            100.0%
Gross profit                                                             27.9%             25.9%
Operating, selling and administrative expenses                           21.3%             21.9%
Depreciation and amortization                                             4.3%              4.7%
                                                                        -----             -----
Operating income (loss)                                                   2.3%             (0.7)%
Interest expense, net                                                     0.5%              0.9%
                                                                        -----             -----
Income (Loss) from continuing operations before income taxes              1.8%             (1.6)%
Income taxes provision (benefit)                                          0.7%             (0.6)%
                                                                        -----             -----
Income (Loss) from continuing operations                                  1.1%             (1.0)%
Loss from discontinued operations                                           -              (0.1)%
                                                                        -----             -----
Net income (loss)                                                         1.1%             (1.1)%
                                                                        =====             =====

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

            Gross profit increased $4.8 million, or 18.9%, to $30.3 million in the thirteen weeks ended May 1, 2004 when compared with $25.5 million in the same thirteen week period for the prior year. Gross profit as a percentage of net sales for the thirteen weeks ended May 1, 2004 was 27.9% versus 25.9% in the same period last year. The increase in gross profit stated as a percent of net sales for the thirteen week period was due to less promotional activity, improved sales mix to higher margin departments, including cafes, and lower occupancy and warehouse distribution costs as a percentage of sales.

            Operating, selling and administrative expenses were $23.2 million in the thirteen week period ended May 1, 2004 compared to $21.6 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended May 1, 2004 decreased to 21.3% from 21.9% in the same period last year. The decrease in operating, selling and administrative expenses stated as a percent to sales was primarily due to higher comparable store sales which improved leveraging of operating costs.

            Depreciation and amortization was $4.6 million in each of the thirteen week periods ended May 1, 2004 and May 3, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

            The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. The Company has an unsecured revolving credit facility that allows borrowings up to $100 million, for which no principal repayments are due until the facility expires in July 2005. The credit facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. As of May 1, 2004 and January 31, 2004, $25.1 million and $13.1 million, respectively, were outstanding under this credit facility. The maximum and average outstanding balances during the thirteen weeks ended May 1, 2004 were $33.2 million and $25.8 million, respectively, compared to $73.9 million and $64.4 million, respectively for the same period in the prior year. The decrease in the maximum and average outstanding balances from the prior year was due to higher earnings, lower capital expenditures and improved inventory management. The outstanding borrowings as of May 1, 2004 had interest rates ranging from 1.86% to 2.75%. Additionally, as of May 1, 2004 and January 31, 2004, the Company has outstanding borrowings under an industrial revenue bond totaling $7.5 million, which is secured by certain property.

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

Future Commitments

            The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at May 1, 2004 (in thousands):

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS

                                  Total        FY 2005        FY 2006        FY 2007        FY 2008        FY 2009       Thereafter
                                --------       --------       --------       --------       --------       --------      ----------
Long-term debt-revolving
credit facility                 $ 25,140       $  9,612       $ 15,528              -              -              -              -
Long-term debt-industrial
revenue bond                       7,500              -          7,500              -              -              -              -
                                --------       --------       --------       --------       --------       --------       --------
Subtotal of debt                  32,640          9,612         23,028              -              -              -              -
Operating leases                 115,398         21,317         25,844         20,216         16,654         12,184         19,183
                                --------       --------       --------       --------       --------       --------       --------
Total of obligations            $148,038       $ 30,929       $ 48,872       $ 20,216       $ 16,654       $ 12,184       $ 19,183
                                ========       ========       ========       ========       ========       ========       ========

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

Cash Flows

            Operating activities used cash of $9.2 million and $25.1 million in the thirteen week periods ended May 1, 2004 and May 3, 2003, respectively, and included the following effects:

      - Cash used for inventories in the thirteen week periods ended May 1, 2004 and May 3, 2003 was $6.7 million and $15.4 million, respectively. The smaller usage in the current period was primarily due to higher sales and improved inventory management versus last year.

      - Cash used for accounts payable in the thirteen week periods ended May 1, 2004 and May 3, 2003 was $0.8 million and $7.4 million, respectively. This change was due to improved leveraging of accounts payable with vendors in the first quarter of fiscal 2005.

      - Depreciation and amortization expenses were $4.6 million and $4.7 million, respectively in the thirteen week periods ended May 1, 2004 and May 3, 2003.

            Cash flows used in investing activities reflected a $2.8 million and $1.7 million net use of cash for the thirteen week periods ended May 1, 2004 and May 3, 2003, respectively. Cash was used primarily to fund capital expenditures for store relocations, renovation and improvements to existing stores, and investments in management information systems.

            Financing activities provided cash of $11.7 million and $26.1 million in the thirteen week periods ended May 1, 2004 and May 3, 2003, respectively, principally from net borrowings under the revolving credit facility.

OUTLOOK

            For the thirteen weeks ended May 1, 2004, the Company has relocated two stores and remodeled ten stores. For the remainder of fiscal 2005, the Company expects to open eight to ten stores, complete remodels on approximately fifteen to twenty stores, and close two to four stores. The Company's capital expenditures totaled $2.8 million in the thirteen week period ended May 1, 2004. Management estimates that capital expenditures for the remainder of fiscal 2005 will be approximately $13.0 million and that such amounts will be used primarily for new stores and relocations, renovation and improvements to existing stores, upgrades and expansion of warehouse distribution facilities, and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 2005.

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

            The Company purchases a substantial portion of its magazines as well as certain of their seasonal music and newspapers from Anderson Media Corporation ("Anderson Media"), an affiliate through common ownership. During the thirteen weeks ended May 1, 2004 and May 3, 2003, purchases of these items from Anderson Media totaled $10,561,000 and $11,172,000, respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. ("Anderson Press"), an affiliate through common ownership. During the thirteen weeks ended May 1, 2004 and May 3, 2003, such purchases from Anderson Press totaled $420,000 and $300,000, respectively. The Company purchases certain of its greeting cards and gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the thirteen weeks ended May 1, 2004 and May 3, 2003 were $142,000 and $35,000, respectively. The Company purchases certain magazine subscriptions from Magazines.com, an affiliate through common ownership. During the thirteen weeks ended May 1, 2004 and May 3, 2003, purchases of these items were $24,000 and $22,000, respectively. The Company purchases content for publication from Publication Marketing Corporation, an affiliate through common ownership. During the thirteen weeks ended May 1, 2004 and May 3, 2003, purchases of these items were $18,000 and $18,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD ("Anco Far East"), an affiliate through common ownership. The total paid to Anco Far East was $95,000 and $218,000 during the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product, as well as duty, freight and fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $7,000 and $15,000, respectively.

      The Company sold books to Anderson Media in the amounts of $53,000 and $81,000 during the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. During the thirteen weeks ended May 1, 2004 and May 3, 2003, the Company provided $47,000 and $57,000, respectively, of internet services to Magazines.com.

      The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, a member of the Board of Directors. The lease extends to January 31, 2006. During the thirteen weeks ended May 1, 2004 and May 3, 2003, the Company paid rent of $34,000 in each period to the trust under this lease. Anderson & Anderson LLC ("A&A"), which is an affiliate through common ownership, also leases three buildings to the Company. During the thirteen weeks ended May 1, 2004 and May 3, 2003, the Company paid A&A a total of $110,000 and $119,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $240,000 at May 1, 2004. The Company subleases certain property to Hibbett Sporting Goods, Inc. ("Hibbett"), a sporting goods retailer in the southeastern United States. The Company's Executive Chairman, Clyde B. Anderson, is a member of Hibbett's board of directors. During the thirteen weeks ended May 1, 2004 and May 3, 2003, the Company received $48,000 and $40,000, respectively, in rent payments from Hibbett.

      The Company shares ownership of a plane, which the Company uses in the operations of its business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all the variable cost and a portion of the fixed cost. The total amounts received from affiliated companies for use of the plane during the thirteen weeks ended May 1, 2004 and May 3, 2003, was $63,000 and $119,000, respectively. The cost of operating the plane during these periods was approximately the same as the revenue received.

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

            As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this amended report. In performing this evaluation, in light of the pronouncement of February 7, 2005 by the Office of the Chief Accountant of the SEC in a letter to the AICPA, management focused on our lease accounting policies. Specifically, as further discussed in Note 11 to the accompanying condensed consolidated financial statements, we determined that: (i) our practice of depreciating leasehold improvements over a period of ten years was incorrect, which we corrected by changing the depreciable life for leasehold improvements to the lesser of the economic useful life of the asset or the term of the lease; (ii) our practice of using the store opening date as the starting date for the rent expense calculation was incorrect, which we corrected by changing the calculation of leasehold expense so that straight-line rent expense begins on the date we take possession and have the right to control use of the leased premises; and (iii) our practice of classifying landlord allowances as a reduction of property and equipment on our balance sheet and as a reduction in capital expenditures in our statements of cash flows was incorrect, which we corrected by changing our method of classification so that landlord allowances are classified as a deferred rent credit on our balance sheet and as an operating activity in our statement of cash flows. Funds received from the landlord intended to reimburse the Company for the cost of leasehold improvements will be recorded as a deferred rent credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense.

            Further, after consulting with the Audit Committee and our independent certified public accountants we determined to restate our financial statements for each of the three years in the period ended January 31, 2004 and for the first three quarters of fiscal 2005 and to file a Form 10-K/A amending our Annual Report on Form 10-K for our fiscal year ended January 31, 2004 with restated consolidated financial statements and Forms 10-Q/A amending our interim condensed consolidated financial statements for the first three quarters of fiscal 2005. The restatement is further discussed in "Explanatory Note" in the forepart of this Form 10-Q/A and in Note 11, "Restatement of Financial Statements," to the accompanying condensed consolidated financial statements. We do not consider the impact of correcting the previously issued financial statements to be material with respect to any individual reporting period.

            Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were effective at the reasonable assurance level. In concluding that our disclosure controls and procedures were effective as of May 1, 2004, our management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements. We also considered the materiality of the restatement adjustments on our consolidated balance sheet and statement of operations (as more fully set forth in Note 11, "Restatement of Financial Statements," to the accompanying condensed consolidated financial statements) and that these non-cash adjustments have no effect on historical or future cash flows or the timing of payments under our operating leases.

            There was no change in the Company's internal controls over financial reporting during the Company's fiscal quarter covered by this amended report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting. However, as a result of the review of our lease accounting policies described above, during the first quarter of fiscal 2006 we made changes in internal controls over financial reporting to implement additional review processes over our leasing arrangements to ensure the collection and communication of information necessary for the proper accounting for each lease in accordance with generally accepted accounting principles. The Company implemented the following accounting changes: (i) we changed depreciable life for leasehold improvements to the lesser of the economic useful life of the asset or the term of the lease, (ii) we changed the calculation to start straight-line rent expense on the date when the Company takes possession and has the right to control use of the leased premises, and (iii) we changed our method of classification of landlord allowances. As explained above, the Company will now classify landlord allowances as a deferred rent credit on the balance sheet and as an operating activity in the statement of cash flows. Funds received from the landlord intended to reimburse the Company for the cost of leasehold improvements will be recorded as a deferred rent credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense. Management believes that these control changes have fully remediated the issues described above.
                                       22

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

ITEM 2: Changes in Securities, Use of Proceeds and Issuer Purchases of
Securities

Issuer Purchases of Securities

            In March 2004, the Board of Directors authorized a new common stock repurchase program for up to 10% of the outstanding stock, or 1,646,624 shares. The following table shows common stock repurchases under the program:

                                                                                                  Maximum Number of
                                                                            Total Number of      Shares that May Yet
                                                                          Shares Purchased as    Be Purchased Under
                                  Total Number of   Average Price Paid     Part of Publicly      the Program at End
       Period                     Shares Purchased      per Share          Announced Program          of Period
       ------                     ----------------      ---------          -----------------          ---------
3/17/2004 to 4/3/2004                  54,400            $6.3416                54,400               1,592,225
4/4/2004 to 5/1/2004                   30,300            $6.5535                30,300               1,561,925
                                       ------            -------                ------
        Total                          84,700            $6.4174                84,700
                                       ======            =======                ======

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

                                          BOOKS-A-MILLION, INC.

Date: April 28, 2005                   by:/s/ Clyde B. Anderson
                                          ---------------------
                                          Clyde B. Anderson
                                          Executive Chairman of the Board

Date: April 28, 2005                   by:/s/ Richard S. Wallington
                                          -------------------------
                                          Richard S. Wallington
                                          Chief Financial Officer

Date: April 28, 2005                   by:/s/ Sandra B. Cochran
                                          ---------------------
                                          Sandra B. Cochran
                                          President and Chief Executive Officer