Form 10-Q/A
period 2004-07-31
BOOKS A MILLION INC
filed 2005-04-28
CIK 891919

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

EXPLANATORY NOTE:

      As previously disclosed in a Form 8-K filed on March 22, 2005, following a review detailed of its lease-related accounting policies, Books-A-Million, Inc. (the "Company") determined to restate its prior financial statements (the "Restatement") to certain errors in those financial statements relating to the computation of depreciation, rent holiday, straight-line rent expense and the related deferred liability.

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

As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported to incorporate the effects of these corrections. See Note 13 to the condensed consolidated financial statements.

      This amendment No. 1 on Form 10-Q/A to the Company's quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2004, initially filed with the Securities and Exchange Commission ("SEC") on September 14, 2004 ("Original Filing"), is being filed to reflect restatements of the Company's consolidated balance sheets at July 31, 2004 and the Company's consolidated statements of operations, and consolidated cash flows for the thirteen weeks ended July 31, 2004 and August 2, 2003 and the twenty six weeks ended July 31, 2004 and August 2, 2003 and the notes related thereto. For a more detailed description of these restatements, see Note 13, "Restatement of Financial Statements" to the accompanying condensed consolidated financial statements.

      For the convenience of the reader, this Form 10-Q/A includes the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2, and 4 of Part I of the Original Filing and no other material information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer , as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Executive Chairman of the Board, Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3, respectively.

      Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and does not update disclosures contained herein to reflect events that occurred at a later date.

      Concurrently with the filing of this Form 10-Q/A, we are filing an amendment on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 31, 2004 ("2004 10-K") to provide restatements of the financial statements or financial data as of and for the periods included in the 2004 10-K and amended quarterly reports on Form 10-Q/A for the quarters ended May 1, 2004 and October 30, 2004. We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K other than the 2004 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to January 30, 2004. For this reason, the consolidated financial statements, auditors' reports and related financial information for all affected periods contained in any prior reports should no longer be relied upon.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                     PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (UNAUDITED AND AS RESTATED):

     Condensed Consolidated Balance Sheets                                               4

     Condensed Consolidated Statements of Operations                                     5

     Condensed Consolidated Statements of Cash Flows                                     6

     Notes to Condensed Consolidated Financial Statements                                7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     22

Item 4.  Controls and Procedures                                                        23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                              25

Item 2.  Changes in Securities                                                          25

Item 3.  Defaults Upon Senior Securities                                                25

Item 4.  Submission of Matters of Vote of Security-Holders                              25

Item 5.  Other Information                                                              25

Item 6.  Exhibits and Reports on Form 8-K                                               25

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  AS OF JULY 31, 2004   AS OF JANUARY 31, 2004
                                                                  -------------------   ----------------------
                                                                     (as restated)          (as restated)
                                                                      (see Note 13)          (see Note 13)
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                            $    5,441             $    5,348
   Accounts receivable, net                                                 7,477                  7,271
   Related party accounts receivable, net                                     193                    351
   Inventories                                                            210,860                211,591
   Prepayments and other                                                    5,899                  5,890
   Deferred income taxes                                                    4,696                  4,450
                                                                       ----------             ----------
       TOTAL CURRENT ASSETS                                               234,566                234,901
                                                                       ----------             ----------

PROPERTY AND EQUIPMENT:

   Gross property and equipment                                           191,094                189,961
   Less accumulated depreciation and amortization                         134,717                130,069
                                                                       ----------             ----------
     NET PROPERTY AND EQUIPMENT                                            56,377                 59,892
                                                                       ----------             ----------

OTHER ASSETS                                                                1,633                  1,605
                                                                       ----------             ----------
       TOTAL ASSETS                                                    $  292,576             $  296,398
                                                                       ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                                    $   88,445             $   87,984
   Related party accounts payable                                           7,656                  8,777
   Accrued expenses                                                        30,380                 30,191
   Accrued income taxes                                                       192                  3,226
                                                                       ----------             ----------
       TOTAL CURRENT LIABILITIES                                          126,673                130,178
                                                                       ----------             ----------

LONG-TERM DEBT                                                             18,700                 20,640
DEFERRED INCOME TAXES                                                       2,000                  1,957
OTHER LONG-TERM LIABILITIES                                                11,833                 12,622
                                                                       ----------             ----------
       TOTAL NON-CURRENT LIABILITIES                                       32,533                 35,219
                                                                       ----------             ----------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY:

   Preferred stock, $.01 par value, 1,000,000 shares                            -                      -
   authorized, no shares outstanding
   Common stock, $.01 par value, 30,000,000 shares
   authorized, 18,664,901 and 18,465,387 shares issued at                     187                    185
   July 31, 2004 and January 31, 2004, respectively
   Additional paid-in capital                                              72,452                 71,799
   Less treasury stock, at cost (2,094,750 and 2,010,050
   shares at July 31, 2004 and January 31, 2004,                           (5,819)                (5,271)
   respectively)
   Deferred compensation                                                     (461)                  (284)
   Accumulated other comprehensive loss, net of tax                          (485)                  (707)
   Retained earnings                                                       67,496                 65,279
                                                                       ----------             ----------
       TOTAL STOCKHOLDERS' EQUITY                                         133,370                131,001
                                                                       ----------             ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  292,576             $  296,398
                                                                       ==========             ==========

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                                                                   --------------------               ----------------------
                                                             JULY 31, 2004       AUGUST 2, 2003    JULY 31, 2004    AUGUST 2, 2003
                                                             -------------       --------------    -------------    --------------
                                                             (AS RESTATED)       (AS RESTATED)     (AS RESTATED)     (AS RESTATED)
                                                             (SEE NOTE 13)       (SEE NOTE 13)     (SEE NOTE 13)     (SEE NOTE 13)
NET SALES                                                     $   114,065        $    113,081      $    222,580       $   211,586

   Cost of products sold (including warehouse,
   distribution and store occupancy costs) (1)                     82,970              81,689           161,161           154,682
                                                              -----------        ------------      ------------       -----------
GROSS PROFIT                                                       31,095              31,392            61,419            56,904

   Operating, selling and administrative expenses                  24,736              23,661            47,919            45,237

   Depreciation and amortization                                    4,333               4,520             8,975             9,144
                                                              -----------        ------------      ------------       -----------
OPERATING INCOME                                                    2,026               3,211             4,525             2,523

   Interest expense, net                                              487                 848             1,005             1,717
                                                              -----------        ------------      ------------       -----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES               1,539               2,363             3,520               806

   Income tax provision                                               550                 896             1,303               304
                                                              -----------        ------------      ------------       -----------
INCOME FROM CONTINUING OPERATIONS                                     989               1,467             2,217               502

DISCONTINUED OPERATIONS (NOTE 10):

   Loss from discontinued operations before income
    taxes                                                               -                (191)                -              (329)

   Income tax benefit                                                   -                  70                 -               122
                                                              -----------        ------------      ------------       -----------
     LOSS FROM DISCONTINUED OPERATIONS                                  -                (121)                -              (207)
                                                              -----------        ------------      ------------       -----------
NET INCOME                                                    $       989        $      1,346      $      2,217       $       295
                                                              ===========        ============      ============       ===========

NET INCOME PER COMMON SHARE:

BASIC:

     INCOME FROM CONTINUING OPERATIONS                        $      0.06        $       0.09      $       0.13       $      0.03

     LOSS FROM DISCONTINUED OPERATIONS                              (0.00)              (0.01)            (0.00)            (0.01)
                                                              -----------        ------------      ------------       -----------
   NET INCOME                                                 $      0.06        $       0.08      $       0.13       $      0.02
                                                              ===========        ============      ============       ===========

   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC           16,497              16,248            16,471            16,234

DILUTED:
                                                              ===========        ============      ============       ===========

    INCOME FROM CONTINUING OPERATIONS                         $      0.06        $       0.09      $       0.13       $      0.03

    LOSS FROM DISCONTINUED OPERATIONS                               (0.00)              (0.01)            (0.00)            (0.01)
                                                              -----------        ------------      ------------       -----------
   NET INCOME                                                 $      0.06        $       0.08      $       0.13       $      0.02
                                                              ===========        ============      ============       ===========
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
   DILUTED                                                         17,225              16,518            17,220            16,435
                                                              ===========        ============      ============       ===========

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

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       TWENTY-SIX WEEKS ENDED
                                                                       ----------------------
                                                                  JULY 31, 2004      AUGUST 2, 2003
                                                                  -------------      --------------
                                                                  (as restated)      (as restated)
                                                                  (see Note 13)      (see Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                       $   2,217          $     295
                                                                    ---------          ---------
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                      8,975              9,248
     Deferred compensation amortization                                    63                  -
     Loss on impairment of assets                                           3                420
     (Gain)/Loss on disposal of property                                  (12)                50
     Change in deferred income taxes                                     (233)               117
     (Increase)/Decrease in inventories                                   731             (3,471)
     Decrease in accounts payable                                        (660)           (15,196)
       Changes in certain other assets and liabilities                 (3,544)              (234)
                                                                    ---------          ---------
        Total adjustments                                               5,323             (9,066)
                                                                    ---------          ---------

        Net cash provided by (used in) operating activities             7,540             (8,771)
                                                                    ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                (5,387)            (3,928)
   Proceeds from sale of equipment                                         13                 19
                                                                    ---------          ---------
        Net cash used in investing activities                          (5,374)            (3,909)
                                                                    ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings under credit facilities                                  95,120            108,220
   Repayments under credit facilities                                 (97,060)           (95,442)
   Purchase of treasury stock                                            (548)                 -
   Proceeds from exercise of stock options and issuance of
        common stock under the employee stock option plan
                                                                          415                 95
                                                                    ---------          ---------
        Net cash provided by (used in) financing activities            (2,073)            12,873
                                                                    ---------          ---------

Net increase in cash and cash equivalents                                  93                193
Cash and cash equivalents at beginning of period                        5,348              4,977
                                                                    ---------          ---------

Cash and cash equivalents at end of period                          $   5,441          $   5,170
                                                                    =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the thirteen week period for:

            Interest                                                $   1,013          $   1,770
            Income taxes, net of refunds                            $   4,241          $   1,704

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

   Stock-Based Compensation

      At July 31, 2004 and January 31, 2004, we had one stock option plan. We account for the plan under the recognition and measurement principles of Accounting Pronouncements Bulletin (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost for this plan is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123," to stock-based employee compensation (in thousands except per share amounts):

                                          For the Thirteen Weeks Ended         For the Twenty-Six Weeks Ended
                                          ----------------------------         ------------------------------
In thousands                            July 31, 2004     August 2, 2003      July 31, 2004      August 2, 2003
------------                            -------------     --------------      -------------      --------------
Net income (loss), as reported           $      989         $    1,346          $   2,217          $      295

Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method               341                328                682                 656
    for all awards, net of  tax effects
                                         ----------         ----------          ---------          ----------

Pro forma net income (loss)              $      648         $    1,018          $   1,535          $     (361)

Net income (loss) per common share:

Basic -- as reported                     $     0.06         $     0.08          $    0.13          $     0.02

Basic -- pro forma                       $     0.04         $     0.06          $    0.09          $    (0.02)

Diluted -- as reported                   $     0.06         $     0.08          $    0.13          $     0.02

Diluted -- pro forma                     $     0.04         $     0.06          $    0.09          $    (0.02)

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

                                                    For the Thirteen Weeks Ended
                                                         (in thousands)
                                                 July 31, 2004      August 2, 2003
                                                 -------------      --------------
Weighted average shares outstanding:
     Basic                                          16,497             16,248
     Dilutive effect of stock options and              728                270
         restricted stock outstanding
                                                    ------             ------
     Diluted                                        17,225             16,518
                                                    ======             ======

                                                  For the Twenty-Six Weeks Ended
                                                        (in thousands)
                                                 July 31, 2004      August 2, 2003
                                                 -------------      --------------
Weighted average shares outstanding:
     Basic                                          16,471             16,234
     Dilutive effect of stock options and              749                201
         restricted stock outstanding
                                                    ------             ------
     Diluted                                        17,220             16,435
                                                    ======             ======

      Options outstanding to purchase 796,000 and 1,132,000 shares of common stock as of July 31, 2004 and August 2, 2003, respectively, were included in the table above as they were not anti-dilutive under the treasury stock method.

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

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

      4. DERIVATIVE AND HEDGING ACTIVITIES

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

            Our hedges are generally designated as cash flow hedges because they are interest rate swaps that convert variable payments to fixed payments. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt and related interest expense. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income or in earnings, depending on the type of hedging relationship. Over time, amounts held in accumulated other comprehensive income will be reclassified to earnings if the hedge transaction becomes ineffective.

            Our interest rate swaps described above are reported as a liability classified in other long-term liabilities in the accompanying condensed consolidated balance sheets at their fair value of $969,000 and $1.5 million as of July 31, 2004 and January 31, 2004, respectively. For the thirteen weeks ended July 31, 2004 and August 2, 2003, adjustment gains of $131,000 (net of tax provision of $77,000) and $225,000 (net of tax provision of $138,000), respectively, and in the twenty-six weeks ended July 31, 2004 and August 2, 2003, adjustment gains of $226,000 (net of tax provision of $133,000) and $288,000 (net of tax provision of $176,000), respectively, were recorded in accumulated other comprehensive income and are detailed in Note 5. During the fourth quarter of fiscal 2004, one interest rate swap no longer qualified for hedge accounting under SFAS No. 133; as a result, we de-designated the hedge. A pre-tax gain of $179,000 was recorded in earnings during the first twenty-six weeks of fiscal 2005 related to the de-designated hedge.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      5. COMPREHENSIVE INCOME

            Comprehensive income is net income or loss, plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to us are the unrealized gains (losses) on the hedges explained in Note 4, as follows:

                                                                   Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                                                     (in thousands)                     (in thousands)
                                                                     --------------                     --------------
   COMPREHENSIVE INCOME                                    July 31, 2004     August 2, 2003    July 31, 2004       August 2, 2003
   --------------------                                    -------------     --------------    -------------       --------------
Net income                                                    $  989            $ 1,346           $2,217                $295

Unrealized gains on hedges, net of deferred tax
provision for the thirteen-week periods of $77 and $138,
respectively, and the twenty-six week periods of $133
and $176, respectively.                                          131                225              226                 288
                                                              ------            -------           ------                ----
Total comprehensive income                                    $1,120            $ 1,571           $2,443                $583
                                                              ======            =======           ======                ====

      6. COMMITMENTS AND CONTINGENCIES

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

      7. INVENTORIES

      Inventories were:

(In thousands)                     July 31, 2004         January 31, 2004
--------------                     -------------         ----------------
Inventories (at FIFO)               $   211,819            $   212,251
LIFO reserve                               (959)                  (660)
                                    -----------            -----------
Net inventories                     $   210,860            $   211,591
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

            The accounting policies of the segments are substantially the same as those described in our Fiscal 2004 Annual Report on Form 10-K/A. We evaluate performance of the segments based on profit and loss from operations before interest and income taxes. Certain intersegment cost allocations have been made based upon consolidated and segment revenues.

                                           Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                           --------------------              ----------------------
                                      July 31, 2004   August 2, 2003     July 31, 2004   August 2, 2003
                                      -------------   --------------     -------------   --------------
NET SALES
     Retail Trade                       $ 112,076      $    111,556        $ 218,677        $ 208,755
     Electronic Commerce Trade              6,377             6,289           12,675           11,496
     Intersegment Sales Elimination        (4,388)           (4,764)          (8,772)          (8,665)
                                        ---------      ------------        ---------        ---------
          Net Sales                     $ 114,065      $    113,081        $ 222,580        $ 211,586
                                        =========      ============        =========        =========

OPERATING INCOME

     Retail Trade                       $   1,684      $      3,219        $   3,965        $   2,373
     Electronic Commerce Trade                167               (31)             252                -
     Intersegment Elimination                 175                23              308              150
                                        ---------      ------------        ---------        ---------
          Total Operating Income        $   2,026      $      3,211        $   4,525        $   2,523
                                        =========      ============        =========        =========

                                    As of                 As of
                                July 31, 2004        January 31, 2004
                                -------------        ----------------
ASSETS
     Retail Trade                  $ 291,328            $ 295,437
     Electronic Commerce Trade         1,648                1,527
     Intersegment Elimination           (400)                (566)
                                   ---------            ---------
          Total Assets             $ 292,576            $ 296,398
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

                                           Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                           --------------------                ----------------------
                                     July 31, 2004     August 2, 2003    July 31, 2004      August 2, 2003
                                     -------------     --------------    -------------      --------------
Sales                                   $    -            $  808            $    -            $ 1,736

Pretax operating losses                      -               191                 -                329

Impairment losses (included                  -               106                 -                118
above in pretax operating
loss amounts)

Store closing costs (included                -                 3                 -                 25
above in pretax operating
loss amounts)

   11. DEBT AND LINES OF CREDIT

      We have an unsecured revolving credit facility that allows borrowings up to $100 million. Our current credit facility was extended two years to July 2007 by our bank group during the second quarter of fiscal 2005. No principal repayments are due until the facility expires in July 2007.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   12. STOCKHOLDERS' EQUITY

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

   13. RESTATEMENT OF FINANCIAL STATEMENTS

   Subsequent to the issuance of the Company's interim condensed consolidated financial statements for the period ended July 31, 2004, and following a review of its lease-related accounting policies, the Company's management determined that it was appropriate to adjust its prior financial statements to correct certain errors contained in those financial statements relating to the computation of depreciation, rent holidays, straight-line rent expense and the related deferred rent liability.

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

   The following is a summary of the impact of the Restatement on the consolidated balance sheets at January 31, 2004 and July 31, 2004, and the consolidated statements of operations and the consolidated statements of cash flows for the thirteen week periods ended July 31, 2004 and August 2, 2003 and the twenty six week periods ended July 31, 2004 and August 2, 2003.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                           As of July 31, 2004                              As of January 31, 2004
                                           -------------------                              ----------------------
                                 As Previously                                  As Previously
                                   Reported      Adjustment    As Restated        Reported        Adjustment      As Restated
                                   --------      ----------    -----------        --------        ----------      -----------
CONSOLIDATED BALANCE SHEET

Gross property and equipment        166,564        24,530        191,094           166,466          23,495          189,961
Accumulated depreciation            120,611        14,106        134,717           117,289          12,780          130,069
Deferred income taxes (asset)         4,696             -          4,696             4,446               4            4,450
Total assets                        282,152        10,424        292,576           285,679          10,719          296,398
Accrued expenses                     30,380             -         30,380            30,189               2           30,191
Accrued income taxes                    525          (333)           192             3,527            (301)           3,226
Total current liabilities           127,006          (333)       126,673           130,477            (299)         130,178
Deferred income taxes
(liability)                           1,834           166          2,000             1,805             152            1,957
Other Long-Term Liabilities             969        10,864         11,833             1,507          11,115           12,622
Total Non-Current Liabilities        21,503        11,030         32,533            23,952          11,267           35,219
Retained earnings                    67,769          (273)        67,496            65,528            (249)          65,279
Total shareholders equity           133,643          (273)       133,370           131,250            (249)         131,001
Total shareholders equity &
liabilities                         282,152        10,424        292,576           285,679          10,719          296,398

                                    Thirteen Weeks Ended July 31, 2004                Thirteen Weeks Ended August 2, 2003
                                    ----------------------------------                -----------------------------------
                                  As Previously                                  As Previously
                                    Reported     Adjustment   As Restated          Reported        Adjustment      As Restated
                                    --------     ----------   -----------          --------        ----------      -----------
CONSOLIDATED STATEMENTS OF
OPERATIONS

Cost of products sold                83,618          (648)       82,970             82,269           (580)           81,689
Gross profit                         30,447           648        31,095             30,812            580            31,392
Depreciation and amortization         3,658           675         4,333              3,916            604             4,520
Operating income                      2,053           (27)        2,026              3,235            (24)            3,211
Income taxes                            560           (10)          550                905             (9)              896
Net income                            1,006           (17)          989              1,361            (15)            1,346
Basic earnings per share            $  0.06        $ 0.00       $  0.06               0.08           0.00              0.08
Diluted earnings per share          $  0.06        $ 0.00       $  0.06               0.08           0.00              0.08

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                    Twenty-Six Weeks Ended July 31, 2004             Twenty-Six Weeks Ended August 2, 2003
                                    ------------------------------------             -------------------------------------
                                  As Previously                                  As Previously
                                    Reported      Adjustment   As Restated         Reported        Adjustment      As Restated
                                    --------      ----------   -----------         --------        ----------      -----------
CONSOLIDATED STATEMENTS OF
OPERATIONS
Cost of products sold                162,449        (1,288)      161,161            155,837          (1,155)          154,682
Gross profit                          60,131         1,288        61,419             55,749           1,155            56,904
Depreciation and amortization          7,649         1,326         8,975              7,951           1,193             9,144
Operating income                       4,563           (38)        4,525              2,561             (38)            2,523
Income taxes                           1,317           (14)        1,303                318             (14)              304
Net income                             2,241           (24)        2,217                319             (24)              295
Basic earnings per share            $   0.14      ($  0.01)     $   0.13          $    0.02         $  0.00         $    0.02
Diluted earnings per share          $   0.13       $  0.00      $   0.13          $    0.02         $  0.00         $    0.02

                                    Twenty-Six Weeks Ended July 31, 2004              Twenty-Six Weeks Ended August 2, 2003
                                    ------------------------------------              -------------------------------------
                                  As Previously                                   As Previously
                                    Reported       Adjustment   As Restated         Reported        Adjustment      As Restated
                                    --------       ----------   -----------         --------        ----------      -----------
CONSOLIDATED STATEMENTS CASH
FLOWS
Net Income                             2,241           (24)        2,217                319             (24)             295
Depreciation and amortization          7,649         1,326         8,975              8,055           1,193            9,248
Changes in certain other assets
and liabilities                       (3,289)         (255)       (3,544)               393            (627)            (234)
Net cash used in operating
activities                             6,505         1,035         7,540             (9,192)            421           (8,771)
Capital expenditures                  (4,352)       (1,035)       (5,387)            (3,507)           (421)          (3,928)
Net cash used in investing
activities                            (4,339)       (1,035)       (5,374)            (3,488)           (421)          (3,909)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion & Analysis gives effect to the restatement discussed in Note 13 to the Condensed Consolidated Financial Statements.

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

RESTATEMENT OF FINANCIAL STATEMENTS

      Following a review of its lease-related accounting policies, the Company's management has determined that it was appropriate to adjust its prior financial statements to correct certain errors contained in those financial statements relating to the computation of depreciation, rent holidays, straight-line rent expense and the related deferred rent liability.

      Historically, the Company had depreciated leasehold improvements over a period of ten years, regardless of the term of the lease for the store. When calculating the straight-line rent expense per store, the Company had previously used the store opening date as the starting date for the rent expense calculation. For certain new stores, the Company receives funding from landlords for the construction of leasehold improvements. Historically, these landlord allowances have been classified as a reduction of property and equipment on the Company's balance sheet and as a reduction in capital expenditures in the Company's statements of cash flows.

      The Company corrected its depreciable life for leasehold improvements to the lesser of the economic useful life of the asset or the term of the lease. The Company has corrected the calculation to start straight-line rent expense on the date when the Company takes possession and has the right to control use of the leased premises. Also, the Company corrected its method of classification of landlord allowances. The Company will now classify landlord allowances as a deferred rent credit on the balance sheet and as an operating activity in the statement of cash flows. Funds received from the landlord intended to reimburse the Company for the cost of leasehold improvements were recorded as a deferred rent credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported to incorporate the effects of these policies.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      The effects of the restatement discussed in Note 13 in the notes to the condensed consolidated financial statements. The following Management's Discussion & Analysis has been updated to give effect to the restatement.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

                                                Thirteen Weeks Ended                  Twenty-Six Weeks Ended
                                                --------------------                  ----------------------
                                          July 31, 2004     August 2, 2003      July 31, 2004       August 2, 2003
                                          (as restated)      (as restated)      (as restated)       (as restated)
                                          -------------      -------------      -------------       -------------
Net sales                                     100.0%            100.0%              100.0%              100.0%
Gross profit                                   27.3%             27.8%               27.6%               26.9%
Operating, selling and administrative
     expenses                                  21.7%             20.9%               21.6%               21.4%
Depreciation and amortization                   3.8%              4.0%                4.0%                4.3%
                                              -----             -----               -----               -----
Operating income                                1.8%              2.9%                2.0%                1.2%
Interest expense, net                           0.4%              0.8%                0.4%                0.8%
                                              -----             -----               -----               -----
Income from continuing operations               1.4%              2.1%                1.6%                0.4%
     before income taxes
Income tax provision                            0.5%              0.8%                0.6%                0.2%
                                              -----             -----               -----               -----
Income from continuing operations               0.9%              1.3%                1.0%                0.2%
Loss from discontinued operations                 -              (0.1)%                 -                (0.1)%
                                              -----             -----               -----               -----
Net income                                      0.9%              1.2%                1.0%                0.1%
                                              =====             =====               =====               =====

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

      Gross profit decreased $0.3 million, or 0.9%, to $31.1 million in the thirteen weeks ended July 31, 2004 when compared with $31.4 million in the same thirteen week period for the prior year. For the twenty-six weeks ended July 31, 2004, gross profit increased $4.5 million, or 7.9%, to $61.4 million from $56.9 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended July 31, 2004 was 27.3% versus 27.8% in the same period last year. The decrease in gross profit as a percent of net sales for the thirteen week period was primarily due to additional promotional activity, including a one day sale and increased summer promotions. Gross profit as a percentage of sales for the twenty-six weeks ended July 31, 2004 was 27.6% versus 26.9% in the same period last year. The increase in gross profit stated as a percent of net sales for the twenty-six week period was due to improved sales mix to higher margin departments, including cafes, and lower occupancy and warehouse distribution costs as a percentage of sales due to higher sales.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      Operating, selling and administrative expenses were $24.7 million in the thirteen week period ended July 31, 2004 compared to $23.7 million in the same period last year. For the twenty-six weeks ended July 31, 2004, operating, selling and administrative expenses were $47.9 million compared to $45.2 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended July 31, 2004 increased to 21.7% from 20.9% in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the twenty-six weeks ended July 31, 2004 increased to 21.6% from 21.4% in the same period last year. The increase as a percentage of sales for the thirteen week period was primarily due to advertising costs incurred for the "one day sale" this year and higher store selling costs as a percentage of sales due to the flat comparable store sales.

      Depreciation and amortization was $4.3 million in the thirteen week period ended July 31, 2004 compared to $4.5 million in the same period last year. In the twenty-six week period ended July 31, 2004 depreciation and amortization decreased 1.8% to $9.0 million from $9.1 million in the same period last year.

      Consolidated operating income was $2.0 million for the thirteen weeks ended July 31, 2004, compared to $3.2 million in the same period last year. For the twenty-six weeks ended July 31, 2004, consolidated operating income was $4.5 million compared to $2.5 million in the same period last year. Operating income for the retail trade segment decreased $1.5 million for the thirteen weeks ended July 31, 2004, and operating income increased $1.6 million for the twenty-six weeks ended July 31, 2004. The decrease in operating income for the thirteen week period was due to reduced profits as a result of flat comparable store sales and increased promotional activity. The increase in operating income for the twenty-six week period was due to strong profit growth driven by stronger comparable store sales. The operating profit for the electronic commerce segment increased $0.2 million and $0.3 million for the thirteen and twenty-six week periods ended July 31, 2004, respectively, compared to the same period last year. The increase in profit was due to higher sales in the business to business category and improved sales due to increased search engine marketing which increased traffic on our website.

      Interest expense was $487,000 in the thirteen weeks ended July 31, 2004 versus $848,000 in the same period last year and $1.0 million in the twenty-six weeks ended July 31, 2004 versus $1.7 million in the same period last year. The decrease was primarily due to lower average debt balances compared with the prior year due to higher earnings, improved inventory management and better accounts payable leveraging.

      Discontinued operations represent the closure in fiscal 2004 of four retail stores in markets located in Georgia (two stores), Louisiana and North Carolina where we do not expect another of our existing stores to absorb the closed store's customers. Information regarding discontinued operations is as follows (in thousands):

                                         Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                         --------------------             ----------------------
                                        7/31/04         8/2/03           7/31/04           8/2/03
                                        -------         ------           -------           ------
Sales                                    $  -           $  808            $   -            $ 1,736

Pretax operating losses                     -              191                -                329
Impairment losses (included                 -              106                -                118
above in pretax operating
loss amounts)

Store closing costs (included               -                3                -                 25
above in pretax operating
loss amounts)

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

Future Commitments

      The following table lists the aggregate maturities of various classes of obligations and expiration amounts of our various classes of commitments at July 31, 2004 (in thousands):

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS

                         Total     FY 2005   FY 2006   FY 2007   FY 2008   FY 2009  Thereafter
                       ---------  --------  --------  --------  --------  --------  ----------
Long-term debt-        $  11,200  $      -  $      -  $      -  $ 11,200  $      -  $       -
     revolving
     credit facility
Long-term debt  -          7,500         -         -     7,500         -         -          -
     industrial
     revenue bond
Subtotal of debt          18,700         -         -     7,500    11,200         -          -
                       ---------  --------  --------  --------  --------  --------  ---------
Operating leases         112,584    14,690    26,720    21,040    17,409    12,745     19,980
                       ---------  --------  --------  --------  --------  --------  ---------
Total of obligations   $ 131,284  $ 14,690  $ 26,720  $ 28,540  $ 28,609  $ 12,745  $  19,980
                       =========  ========  ========  ========  ========  ========  =========

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Cash Flows

      Operating activities provided (used) cash of $7.5 million and ($8.8) million in the twenty-six week periods ended July 31, 2004 and August 2, 2003, respectively, and included the following effects:

   - Cash provided (used) for inventories in the twenty-six week periods ended July 31, 2004 and August 2, 2003 was $0.7 million and ($3.5) million, respectively. The smaller usage in the current period was primarily due to higher sales and improved inventory management versus last year.

   - Cash used for accounts payable in the twenty-six week periods ended July 31, 2004 and August 2, 2003 was $0.7 million and $15.2 million, respectively. This change was due to improved leveraging of accounts payable with vendors in the first twenty-six weeks of fiscal 2005.

   - Depreciation and amortization expenses were $9.0 million and $9.2 million in the twenty-six week periods ended July 31, 2004 and August 2, 2003, respectively.

      Cash flows used in investing activities reflected a $5.4 million and $3.9 million net use of cash for the twenty-six week periods ended July 31, 2004 and August 2, 2003, respectively. Cash was used primarily to fund capital expenditures for new store openings, store relocations, renovation and improvements to existing stores, and investments in management information systems.

      Financing activities provided (used) cash of ($2.1) million and $12.9 million in the twenty-six week periods ended July 31, 2004 and August 2, 2003, respectively, principally from net borrowings (repayments) under the revolving credit facility. The reduced borrowings under the credit facility during fiscal 2005 were due to the improved cash flows from operating activities.

OUTLOOK

      For the twenty-six weeks ended July 31, 2004, we have opened one store, closed one store, relocated two stores and remodeled sixteen stores. For the remainder of fiscal 2005, we expect to open five to seven stores, complete remodels on approximately ten to fifteen stores, and close one to three stores. Our capital expenditures totaled $5.4 million in the twenty-six week period ended July 31, 2004. Management estimates that capital expenditures for the remainder of fiscal 2005 will be approximately $10.4 million and that such amounts will be used primarily for new stores and relocations, renovation and improvements to existing stores, upgrades and expansion of warehouse distribution facilities, and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under our credit facilities, will be adequate to finance our planned capital expenditures and to meet our working capital requirements for the remainder of fiscal 2005.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

      As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this amended report. In performing this evaluation, in light of the pronouncement of February 7, 2005 by the Office of the Chief Accountant of the SEC in a letter to the AICPA, management focused on our lease accounting policies. Specifically, as further discussed in Note 13 to the accompanying condensed consolidated financial statements, we determined that: (i) our practice of depreciating leasehold improvements over a period of ten years was incorrect, which we corrected by changing the depreciable life for leasehold improvements to the lesser of the economic useful life of the asset or the term of the lease; (ii) our practice of using the store opening date as the starting date for the rent expense calculation was incorrect, which we corrected by changing the calculation of leasehold expense so that straight-line rent expense begins on the date we take possession and have the right to control use of the leased premises; and (iii) our practice of classifying landlord allowances as a reduction of property and equipment on our balance sheet and as a reduction in capital expenditures in our statements of cash flows was incorrect, which we corrected by changing our method of classification so that landlord allowances are classified as a deferred rent credit on our balance sheet and as an operating activity in our statement of cash flows. Funds received from the landlord intended to reimburse the Company for the cost of leasehold improvements will be recorded as a deferred rent credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense.

      Further, after consulting with the Audit Committee and our independent certified public accountants we determined to restate our financial statements for each of the three years in the period ended January 31, 2004 and for the first three quarters of fiscal 2005 and to file a Form 10-K/A amending our Annual Report on Form 10-K for our fiscal year ended January 31, 2004 with restated consolidated financial statements and Forms 10-Q/A amending our interim condensed consolidated financial statements for the first three quarters of fiscal 2005. The restatement is further discussed in "Explanatory Note" in the forepart of this Form 10-Q/A and in Note 13, "Restatement of Financial Statements," to the accompanying condensed consolidated financial statements. We do not consider the impact of correcting the previously issued financial statements to be material with respect to any individual reporting period.

      Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were effective at the reasonable assurance level. In concluding that our disclosure controls and procedures were effective as of July 31, 2004, our management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements. We also considered the materiality of the restatement adjustments on our consolidated balance sheet and statement of operations (as more fully set forth in Note 11, "Restatement of Financial Statements," to the accompanying condensed consolidated financial statements) and that these non-cash adjustments have no effect on historical or future cash flows or the timing of payments under our operating leases.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

      In March 2004, the Board of Directors authorized a new common stock repurchase program for up to 10% of the outstanding stock, or 1,646,624 shares. The following table shows common stock repurchases under the program:

                                                                                   Maximum Number of
                                                               Total Number of    Shares that May Yet
                                                             Shares Purchased as  Be Purchased Under
                       Total Number of   Average Price Paid   Part of Publicly    the Program at End
        Period         Shares Purchased      per Share        Announced Program        of Period
---------------------  ----------------  ------------------  -------------------  -------------------
3/17/2004 to 4/3/2004       54,400            $6.3416              54,400              1,592,224
4/4/2004 to 5/1/2004        30,300            $6.5535              30,300              1,561,924
5/2/2004 to 7/31/2004            -                  -                   -              1,561,924
                            ------            -------              ------
        Total               84,700            $6.4174              84,700
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

                             BOOKS-A-MILLION, INC.

Date: April 28, 2005               by: /s/ Clyde B. Anderson
                                       -----------------------------------------
                                       Clyde B. Anderson
                                       Executive Chairman of the Board

Date: April 28, 2005               by: /s/ Richard S. Wallington
                                       -----------------------------------------
                                       Richard S. Wallington
                                       Chief Financial Officer

Date: April 28, 2005               by: /s/ Sandra B. Cochran
                                       -----------------------------------------
                                       Sandra B. Cochran
                                       President and Chief Executive Officer