Form 10-Q/A
period 2004-10-30
BOOKS A MILLION INC
filed 2005-04-28
CIK 891919

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
                       ----------------------------------
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

                                 (205) 942-3737
                  ----------------------------------------------
                 (Registrant's phone number including area code)

                                      NONE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last period)

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

            This amendment No. 1 on Form 10-Q/A to the Company's quarterly report on Form 10-Q for the fiscal quarter ended October 30, 2004, initially filed with the Securities and Exchange Commission ("SEC") on December 14, 2004 ("Original Filing"), is being filed to reflect restatements of the Company's consolidated balance sheets at October 30, 2004 and the Company's consolidated statements of operations, and consolidated cash flows for the thirteen weeks ended October 30, 2004 and November 1, 2003 and the thirty nine weeks ended October 30, 2004 and November 1, 2003 and the notes related thereto. For a more detailed description of these restatements, see Note 13, "Restatement of Financial Statements" to the accompanying condensed consolidated financial statements.

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

      Concurrently with the filing of this Form 10-Q/A, we are filing an amendment on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 31, 2004 ("2004 10-K") to provide restatements of the financial statements or financial data as of and for the periods included in the 2004 10-K and amended quarterly reports on Form 10-Q/A for the quarters ended May 1, 2004 and July 31, 2004. We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K other than the 2004 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to January 30, 2004. For this reason, the consolidated financial statements, auditors' reports and related financial information for all affected periods contained in any prior reports should no longer be relied upon.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                      PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (UNAUDITED AND AS RESTATED):

     Condensed Consolidated Balance Sheets                                               4

     Condensed Consolidated Statements of Operations                                     5

     Condensed Consolidated Statements of Cash Flows                                     6

     Notes to Condensed Consolidated Financial Statements                                7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     22

Item 4.  Controls and Procedures                                                        23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                              25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    25

Item 3.  Defaults Upon Senior Securities                                                25

Item 4.  Submission of Matters to a Vote of Security-Holders                            25

Item 5.  Other Information                                                              25

Item 6.  Exhibits and Reports on Form 8-K                                               25

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             AS OF OCTOBER 30, 2004    AS OF JANUARY 31, 2004
                                                             ----------------------    ----------------------
                                                                  (as restated)             (as restated)
                                                                  (see Note 13)             (see Note 13)
ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                                    $        4,662            $          5,348
   Accounts receivable, net                                            10,161                       7,271
   Related party accounts receivable, net                                 130                         351
   Inventories                                                        228,495                     211,591
   Prepayments and other                                                6,824                       5,890
   Deferred income taxes                                                4,846                       4,450
                                                               --------------            ----------------
       TOTAL CURRENT ASSETS                                           255,118                     234,901
                                                               --------------            ----------------
PROPERTY AND EQUIPMENT:
   Gross property and equipment                                       189,106                     189,961
   Less accumulated depreciation and amortization                     136,439                     130,069
                                                               --------------            ----------------
     NET PROPERTY AND EQUIPMENT                                        52,667                      59,892
                                                               --------------            ----------------
OTHER ASSETS                                                            2,408                       1,605
                                                               --------------            ----------------
       TOTAL ASSETS                                            $      310,193            $        296,398
                                                               ==============            ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                            $       97,953            $         87,984
   Related party accounts payable                                      11,661                       8,777
   Accrued expenses                                                    31,501                      30,191
   Accrued income taxes                                                     -                       3,226
   Current portion of long-term debt                                    9,220                           -
                                                               --------------            ----------------
       TOTAL CURRENT LIABILITIES                                      150,335                     130,178
                                                               --------------            ----------------
LONG-TERM DEBT                                                         18,700                      20,640
DEFERRED INCOME TAXES                                                   2,097                       1,957
OTHER LONG-TERM LIABILITIES                                            11,250                      12,622
                                                               --------------            ----------------
       TOTAL NON-CURRENT LIABILITIES                                   32,047                      35,219
                                                               --------------            ----------------
COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares                        -                           -
     authorized, no shares outstanding
   Common stock, $.01 par value, 30,000,000 shares
     authorized, 18,950,006 and 18,465,387 shares issued at
     October 30, 2004 and January 31, 2004, respectively                  190                         185
   Additional paid-in capital                                          73,833                      71,799
   Less treasury stock, at cost (2,568,789 and 2,010,050
     shares at October 30, 2004 and January 31, 2004,
     respectively)                                                     (9,181)                     (5,271)
   Deferred compensation                                                 (421)                       (284)
   Accumulated other comprehensive loss, net of tax                      (414)                       (707)
   Retained earnings                                                   63,804                      65,279
                                                               --------------            ----------------
       TOTAL STOCKHOLDERS' EQUITY                                     127,811                     131,001
                                                               --------------            ----------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $      310,193            $        296,398
                                                               ==============            ================

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    THIRTEEN WEEKS ENDED                THIRTY-NINE WEEKS ENDED
                                                            ------------------------------------  ----------------------------------
                                                            OCTOBER 30, 2004    NOVEMBER 1, 2003  OCTOBER 30, 2004  NOVEMBER 1, 2003
                                                            ----------------    ----------------  ----------------  ----------------
                                                             (AS RESTATED)       (AS RESTATED)     (AS RESTATED)     (AS RESTATED)
                                                             (SEE NOTE 13)       (SEE NOTE 13)     (SEE NOTE 13)     (SEE NOTE 13)
NET SALES                                                     $   104,286         $     102,418      $   326,091      $    313,308

   Cost of products sold (including warehouse,
    distribution and store occupancy costs) (1)                    76,414                75,480          236,990           229,605
                                                              -----------         -------------      -----------      ------------
GROSS PROFIT                                                       27,872                26,938           89,101            83,703
   Operating, selling and administrative expenses                  24,792                22,748           72,566            67,831
   Depreciation and amortization                                    4,396                 4,421           13,334            13,515
                                                              ------------        -------------      -----------      ------------
OPERATING INCOME (LOSS)                                            (1,316)                 (231)           3,201             2,357
   Interest expense, net                                              503                   747            1,508             2,464
                                                              -----------         -------------      -----------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
 TAXES                                                             (1,819)                 (978)           1,693              (107)

   Income tax provision (benefit)                                    (673)                 (375)             627               (47)
                                                              ------------        -------------      -----------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                           (1,146)                 (603)           1,066               (60)
DISCONTINUED OPERATIONS (NOTE 10):
   Loss from discontinued operations before income
    taxes                                                             (42)                 (275)             (34)             (669)
   Income tax benefit                                                  16                   102               13               248
                                                              ------------        -------------      -----------      ------------
     LOSS FROM DISCONTINUED OPERATIONS                                (26)                 (173)             (21)             (421)
                                                              ------------        -------------      -----------      ------------
NET INCOME (LOSS)                                             $    (1,172)        $        (776)     $     1,045      $       (481)
                                                              ===========         =============      ===========      ============
NET INCOME (LOSS) PER COMMON SHARE:
BASIC:
   INCOME (LOSS) FROM CONTINUING OPERATIONS                   $     (0.07)        $       (0.04)     $      0.06      $          -
   LOSS FROM DISCONTINUED OPERATIONS                                    -                 (0.01)               -             (0.03)
                                                              -----------         -------------      -----------      ------------
   NET INCOME (LOSS)                                          $     (0.07)        $       (0.05)     $      0.06      $     (0.03)
                                                              ===========         =============      ===========      ============
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC           16,578                16,278           16,507            16,249
                                                              ===========         =============      ===========      ============
DILUTED:
   INCOME (LOSS) FROM CONTINUING OPERATIONS                   $     (0.07)        $       (0.04)     $      0.06      $          -
   LOSS FROM DISCONTINUED OPERATIONS                                    -                 (0.01)               -             (0.03)
                                                              -----------         -------------      -----------      -------------
   NET INCOME (LOSS)                                          $     (0.07)        $       (0.05)     $      0.06      $      (0.03)
                                                              ===========         =============      ===========      ============
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
   DILUTED                                                         16,578                16,278           17,227            16,249
                                                              ===========         =============      ===========      ============

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

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         THIRTY-NINE WEEKS ENDED
                                                                 -------------------------------------
                                                                 OCTOBER 30, 2004     NOVEMBER 1, 2003
                                                                 ----------------     ----------------
                                                                  (AS RESTATED)         (AS RESTATED)
                                                                  (SEE NOTE 13)         (SEE NOTE 13)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $       1,045        $        (481)
                                                                  -------------        -------------
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                       13,381               13,730
     Deferred compensation amortization                                     103                    -
     Loss on impairment of assets                                           181                  608
     (Gain)/Loss on disposal of property                                    (15)                  36
     Change in deferred income taxes                                        128                 (330)
     Tax benefit of exercise of stock options                               754                    -
     (Increase)/Decrease in inventories                                 (16,904)             (19,219)
     Increase/(Decrease) in accounts payable                             12,853               (1,713)
     Changes in certain other assets and liabilities                     (7,112)               1,655
                                                                  -------------        -------------
        Total adjustments                                                 3,369               (5,233)
                                                                  -------------        -------------
        Net cash provided by (used in) operating activities               4,414               (5,714)
                                                                  -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (7,026)              (7,995)
   Proceeds from sale of equipment                                           31                   34
                                                                  -------------        -------------
        Net cash used in investing activities                            (6,995)              (7,961)
                                                                  -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                   143,420              154,070
   Repayments under credit facilities                                  (136,140)            (140,695)
   Purchase of treasury stock                                            (3,910)                   -
   Proceeds from exercise of stock options and issuance of
        common stock under the employee stock option plan
                                                                          1,045                  176
   Payment of dividends                                                  (2,520)                   -
                                                                  -------------        -------------
        Net cash provided by financing activities                         1,895               13,551
                                                                  -------------        --------------
Net decrease in cash and cash equivalents                                  (686)                (124)
Cash and cash equivalents at beginning of period                          5,348                4,977
                                                                  -------------        -------------
Cash and cash equivalents at end of period                        $       4,662        $       4,853
                                                                  =============        =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                  $       1,569        $       2,457
        Income taxes, net of refunds                              $       4,408        $       1,713

                             SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      1.    BASIS OF PRESENTATION

            The unaudited condensed consolidated financial statements of Books-A-Million, Inc. and its subsidiaries (the "Company") for the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003 have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2004 included in our Fiscal 2004 Annual Report on Form 10-K/A. In the opinion of management, the financial statements included herein contain all adjustments considered necessary for a fair presentation of our financial position as of October 30, 2004, and the results of our operations and cash flows for the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003. The Company's fiscal year 2005 begins February 1, 2004 and ends January 29, 2005, and the Company's fiscal year 2004 begins February 3, 2003 and ends January 31, 2004.

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

      Stock-Based Compensation

            At October 30, 2004 and January 31, 2004, we had one stock option plan. We account for the plan under the recognition and measurement principles of Accounting Pronouncements Bulletin (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost for this stock option plan is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. For the thirty-nine weeks ended October 30, 2004, the Company has recorded $103,000 of compensation expense related to restricted stock issued under the executive compensation plan and $1,023,000 for the entire compensation expense related to the stock-based employee compensation plan. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123," to stock-based employee compensation (in thousands except per share amounts):

                                         For the Thirteen Weeks Ended          For the Thirty-Nine Weeks Ended
                                      -----------------------------------    ------------------------------------
In thousands                          October 30, 2004   November 1, 2003    October 30, 2004    November 1, 2003
------------                          ----------------   ----------------    ----------------    ----------------
Net income (loss), as reported           $    (1,172)        $    (776)         $     1,045        $     (481)
Deduct:  Total stock-based employee
    compensation expense determined
    under fair value based method
    for all awards, net of  tax effects          341               328                1,023               984
                                         -----------         ---------          -----------        ----------
Pro forma net income (loss)              $    (1,513)        $  (1,104)         $        22        $   (1,465)
Net income (loss) per common share:
Basic--as reported                       $     (0.07)        $   (0.05)         $      0.06        $    (0.03)
Basic--pro forma                               (0.09)            (0.07)                0.00             (0.09)
Diluted--as reported                           (0.07)            (0.05)                0.06             (0.03)
Diluted--pro forma                       $     (0.09)        $   (0.07)         $      0.00        $    (0.09)

            The fair value of the options granted under our stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the thirty-nine week periods ended October 30, 2004 and November 1, 2003: no dividend yield; expected stock price volatility rate of 1.06 and 1.01 respectively; risk-free interest rates of 3.87% to 4.90% and 3.63% to 5.10%, respectively; and expected lives of six or ten years.

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

                                                  For the Thirteen Weeks Ended
                                                        (in thousands)
                                                October 30, 2004     November 1, 2003
                                                ----------------     ----------------
Weighted average shares outstanding:
     Basic                                           16,578                16,278
     Dilutive effect of stock options  and                -                     -
       restricted stock outstanding
                                                     ------                ------
     Diluted                                         16,578                16,278
                                                     ------                ------

                                                   For the Thirty-Nine Weeks Ended
                                                           (in thousands)
                                                October 30, 2004     November 1, 2003
                                                ----------------     ----------------
Weighted average shares outstanding:
     Basic                                           16,507               16,249
     Dilutive effect of stock options  and              720                    -
       restricted stock outstanding
                                                     ------               ------
     Diluted                                         17,227               16,249
                                                     ------               ------

            Options outstanding to purchase 796,000 and 2,129,000 shares of common stock as of October 30, 2004 and November 1, 2003, respectively, were not included in the tables above as they were anti-dilutive under the treasury stock method. Options are excluded from the diluted earning per share calculation in periods with a net loss because options would be anti-dilutive by definition.

      3.    RELATED PARTY TRANSACTIONS

            Charles C. Anderson, a major stockholder of the company, Terry C. Anderson, a director of the Company during the quarter, and Clyde B. Anderson, a director and officer of the Company, each have controlling ownership interests in other entities with which we conduct business. Significant transactions between us and these various other entities ("related parties") are summarized in the following paragraphs.

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

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      We lease our principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, a former member of the Board of Directors. The lease extends to January 31, 2006. During the thirty-nine weeks ended October 30, 2004 and November 1, 2003, we paid rent of $103,000 in each period to the trust under this lease. Anderson & Anderson LLC ("A&A"), which is an affiliate through common ownership, also leases three buildings to us. During the thirty-nine weeks ended October 30, 2004 and November 1, 2003, we paid A&A a total of $331,000 and $339,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $172,000 at October 30, 2004. We sublease certain property to Hibbett Sporting Goods, Inc. ("Hibbett"), a sporting goods retailer in the southeastern United States. Our Executive Chairman, Clyde B. Anderson, is a member of Hibbett's board of directors. During the thirty-nine weeks ended October 30, 2004 and November 1, 2003, we received $143,000 and $141,000, respectively, in rent payments from Hibbett.

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

            Our interest rate swaps described above are reported as a liability classified in other long-term liabilities in the accompanying condensed consolidated balance sheets at their fair value of $821,000 and $1.5 million as of October 30, 2004 and January 31, 2004, respectively. For the thirteen weeks ended October 30, 2004 and November 1, 2003, adjustment gains (losses) of $72,000 (net of tax provision of $42,000) and ($53,000) (net of tax benefit of $33,000), respectively, and in the thirty-nine weeks ended October 30, 2004 and November 1, 2003, adjustment gains of $298,000 (net of tax provision of $175,000) and $234,000 (net of tax provision of $144,000), respectively, were recorded in accumulated other comprehensive income and are detailed in Note 5. During the fourth quarter of fiscal 2004, one interest rate swap no longer qualified for hedge accounting under SFAS No. 133; as a result, we de-designated the hedge. A pre-tax gain of $213,000 was recorded in operating, selling and administrative expenses during the first thirty-nine weeks of fiscal 2005 related to the de-designated hedge.

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

                                         Thirteen Weeks Ended        Thirty-Nine Weeks Ended

COMPREHENSIVE INCOME
                                            (in thousands)               (in thousands)

                                       October 30,   November 1,   October 30,    November 1,
                                          2004         2003           2004           2003
                                       -----------   -----------   -----------    -----------
Net income (loss)                        $(1,172)       $(776)       $1,045         $(481)

Unrealized gains (losses) on hedges,
net of deferred tax provision
(benefit) for the thirteen-week
periods of $42 and ($33),
respectively, and the thirty-nine
week periods of $175 and $144,
respectively.                                 72         (53)           298           234
                                         -------        -----        ------         -----
Total comprehensive income               $(1,100)       $(829)       $1,343         $(247)
(loss)                                   =======        =====        ======         =====

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

      7.    INVENTORIES

      Inventories were:

(In thousands)               October 30, 2004     January 31, 2004
--------------               ----------------     ----------------
Inventories (at FIFO)         $      229,598       $     212,251
LIFO reserve                          (1,103)               (660)
                              --------------       -------------
Net inventories               $      228,495       $     211,591
                              ==============       =============

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

                                                 Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                         ------------------------------------   -----------------------------------
                                         October 30, 2004    November 1, 2003   October 30, 2004   November 1, 2003
                                         ----------------    ----------------   ----------------   ----------------
NET SALES
     Retail Trade                           $   102,178         $   100,668       $    320,080        $  308,727
     Electronic Commerce Trade                    6,571               6,789             19,246            18,285
     Intersegment Sales Elimination              (4,463)             (5,039)           (13,235)          (13,704)
                                            -----------         -----------       ------------        ----------
          Net Sales                         $   104,286         $   102,418       $    326,091        $  313,308
                                            ===========         ===========       ============        ==========
OPERATING INCOME (LOSS)
     Retail Trade                           $   (1,773)         $     (675)       $      2,184        $    1,764
     Electronic Commerce Trade                      408                 403                660               402
     Intersegment Elimination                        49                  41                357               191
                                            -----------         -----------       ------------        ----------
         Total Operating Income (Loss)      $    (1,316)        $      (231)      $      3,201        $    2,357
                                            ===========         ===========       ============        ==========

                                               As of              As of
                                         October 30, 2004    January 31, 2004
                                         ----------------    ----------------
ASSETS
     Retail Trade                         $      309,331      $     295,437
    Electronic Commerce Trade                      1,189              1,527
     Intersegment Elimination                       (327)              (566)
                                          --------------      -------------
          Total Assets                    $      310,193      $     296,398
                                          ==============      =============

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

                                                 Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                         ------------------------------------   -----------------------------------
                                         October 30, 2004    November 1, 2003   October 30, 2004   November 1, 2003
                                         ----------------    ----------------   ----------------   ----------------
Sales                                          $179               $  649            $    954             $ 3,081
Pretax operating losses                          42                  275                  34                 669
Impairment losses (included                       -                    -                   -                 118
above in pretax operating
loss amounts)
Store closing costs                               -                   10                   -                  35
(included above in pretax
operating loss amounts)

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

      13.   RESTATEMENT OF FINANCIAL STATEMENTS

            Subsequent to the issuance of the Company's interim condensed consolidated financial statements for the period ended October 30, 2004, and following a review of its lease-related accounting policies, the Company's management determined that it was appropriate to adjust its prior financial statements to correct certain errors contained in those financial statements relating to the computation of depreciation, rent holidays, straight-line rent expense and the related deferred rent liability.

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

      The following is a summary of the impact of the Restatement on the consolidated balance sheets at January 31, 2004 and October 30, 2004, and the consolidated statements of operations and the consolidated statements of cash flows for the thirteen week periods ended October 30, 2004 and November 1, 2003 and the thirty nine week periods ended October 30, 2004 and November 1, 2003.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                           As of October 30, 2004                    As of January 31, 2004
                                -----------------------------------------   ----------------------------------------
                                As Previously                               As Previously
CONSOLIDATED BALANCE SHEET         Reported     Adjustment    As Restated     Reported      Adjustment   As Restated
--------------------------      -------------   ----------    -----------   --------------  ----------   -----------
Gross property and equipment        164,361       24,745       189,106        166,466         23,495       189,961
Accumulated depreciation            121,635       14,804       136,439        117,289         12,780       130,069
Deferred income tax (asset)           4,314          532         4,846          4,446              4         4,450
Total assets                        299,720       10,473       310,193        285,679         10,719       296,398
Accrued expenses                     31,501            -        31,501         30,189              2        30,191
Accrued income taxes                      -            -             -          3,527           (301)        3,226
Total current liabilities           150,335            -       150,335        130,477           (299)      130,178
Deferred income tax
(liability)                           1,750          347         2,097          1,805            152         1,957
Other Long-Term Liabilities             821       10,429        11,250          1,507         11,115        12,622
Total Non-Current Liabilities        21,271       10,776        32,047         23,952         11,267        35,219
Retained earnings                    64,107         (303)       63,804         65,528           (249)       65,279
Total shareholders equity           128,114         (303)      127,811        131,250           (249)      131,001
Total shareholders equity &
liabilities                         299,720       10,473       310,193        285,679         10,719       296,398

                                   Thirteen Weeks Ended October 30, 2004     Thirteen Weeks Ended November 1, 2003
                                ----------------------------------------    ----------------------------------------
CONSOLIDATED STATEMENTS OF      As Previously                               As Previously
OPERATIONS                         Reported     Adjustment    As Restated     Reported      Adjustment   As Restated
--------------------------      -------------   ----------    -----------   --------------  ----------   -----------
Cost of products sold               77,064         (650)         76,414       76,058           (578)       75,480
Gross profit                        27,222          650          27,872       26,360            578        26,938
Depreciation and amortization        3,698          698           4,396        3,809            612         4,421
Operating income                    (1,268)         (48)         (1,316)        (197)           (34)         (231)
Income taxes                          (655)         (18)           (673)        (362)           (13)         (375)
Net income                          (1,142)         (30)         (1,172)        (755)           (21)         (776)
Basic earnings per share          ($  0.07)      $ 0.00         ($ 0.07)     ($ 0.05)         $0.00       ($ 0.05)
Diluted earnings per share        ($  0.07)      $ 0.00         ($ 0.07)     ($ 0.05)         $0.00       ($ 0.05)

                                 Thirty-Nine Weeks Ended October 30, 2004   Thirty-Nine Weeks Ended November 1, 2003
                                 ----------------------------------------   ----------------------------------------
CONSOLIDATED STATEMENTS OF      As Previously                               As Previously
OPERATIONS                         Reported     Adjustment    As Restated     Reported      Adjustment   As Restated
--------------------------      -------------   ----------    -----------     --------      ----------   -----------
Cost of products sold              238,928        (1,938)       236,990        231,338        (1,733)      229,605
Gross profit                        87,163         1,938         89,101         81,970         1,733        83,703
Depreciation and amortization       11,310         2,024         13,334         11,710         1,805        13,515
Operating income                     3,287           (86)         3,201          2,429           (72)        2,357
Income taxes                           659           (32)           627            (20)          (27)          (47)
Net income                           1,099           (54)         1,045           (436)          (45)         (481)
Basic earnings per share          $   0.07        ($0.01)      $   0.06         ($0.03)        $0.00        ($0.03)
Diluted earnings per share        $   0.06         $0.00       $   0.06         ($0.03)        $0.00        ($0.03)

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                Thirty-Nine Weeks Ended October 30, 2004    Thirty-Nine Weeks Ended November 1, 2003
                                ----------------------------------------    ----------------------------------------
                                                                                As
CONSOLIDATE STATEMENTS OF       As Previously                                Previously
CASH FLOW                          Reported     Adjustment    As Restated     Reported     Adjustment   As Restated
-------------------------       -------------   ----------    -----------    -----------   ----------   -----------
Net Income                           1,099           (54)        1,045           (436)          (45)        (481)
Depreciation and amortization       11,357         2,024        13,381         11,925         1,805       13,730
Changes in deferred income
taxes                                   77            51           128           (240)          (90)        (330)
Changes in certain other
assets and liabilities              (6,341)         (771)       (7,112)         2,898        (1,243)       1,655
Net cash used in operating
activities                           3,164         1,250         4,414         (6,141)          427       (5,714)
Capital expenditures                (5,776)       (1,250)       (7,026)        (7,568)         (427)      (7,995)
Net cash used in investing
activities                          (5,745)       (1,250)       (6,995)        (7,534)         (427)      (7,961)

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

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented:

                                                   Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                          ----------------------------------   -----------------------------------
                                          October 30, 2004  November 1, 2003   October 30, 2004   November 1, 2003
                                           (as restated)     (as restated)      (as restated)      (as restated)
                                          ----------------  ----------------   ----------------   ----------------
Net sales                                      100.0%            100.0%            100.0%              100.0%
Gross profit                                    26.7%             26.3%             27.3%               26.7%
Operating, selling and administrative           23.8%             22.2%             22.2%               21.6%
     expenses
Depreciation and amortization                    4.2%              4.3%              4.1%                4.3%
                                               -----             -----             -----               -----
Operating income (loss)                         (1.3)%            (0.2)%             1.0%                0.8%
Interest expense, net                            0.5%              0.7%              0.5%                0.8%
                                               -----             -----             -----               -----
Income (loss) from continuing operations        (1.8)%            (0.9)%             0.5%                0.0%
     before income taxes
Income tax provision                            (0.7)%            (0.4)%             0.2%                0.0%
                                               -----             -----             -----               -----
Income (loss) from continuing operations        (1.1)%            (0.5)%             0.3%                0.0%
Loss from discontinued operations                  -              (0.2)%               -                (0.1)%
                                               -----             -----             -----               -----
Net income (loss)                               (1.1)%            (0.7)%             0.3%               (0.1)%
                                               =====             =====             =====               =====

      Net sales increased $1.9 million, or 1.8%, to $104.3 million in the thirteen weeks ended October 30, 2004, from $102.4 million in the thirteen weeks ended November 1, 2003. Net sales increased $12.8 million, or 4.1%, to $326.1 million in the thirty-nine weeks ended October 30, 2004, from $313.3 million in the thirty-nine weeks ended November 1, 2003. Comparable store sales in the thirteen weeks ended October 30, 2004 increased 0.6% when compared with the same thirteen week period for the prior year due to higher sales in the book, gifts and cafe departments. Comparable store sales increased 2.4% for the thirty-nine weeks ended October 30, 2004 due to higher sales in the book and cafe departments. The book sales increase was primarily driven by the improving economy, as well as strong sales in categories such as Humor, Inspirational, Adventure Games, Teen and Social Science. The cafe department sales increase was led by our new cold beverage product line of frappes as well as increased store traffic. During the thirteen weeks ended October 30, 2004, we opened two superstores and closed one superstore due to substantial hurricane damage. The Company experienced a loss of sales resulting from temporary closings of approximately thirty-five stores for periods ranging from two to seven days, as well as significant property damage to three stores, due to the cumulative effect of Hurricanes Charley, Frances and Ivan. The Company is insured for property damage and business interruption, but is liable for the deductible amounts under the insurance coverage.

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

      Gross profit increased $1.0 million, or 3.5%, to $27.9 million in the thirteen weeks ended October 30, 2004 when compared with $26.9 million in the same thirteen week period for the prior year. For the thirty-nine weeks ended October 30, 2004, gross profit increased $5.4 million, or 6.4%, to $89.1 million from $83.7 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended October 30, 2004 was 26.7% versus 26.3% in the same period last year. The increase in gross profit as a percent of net sales for the thirteen week period was primarily due to less promotional discounting and improved margins due to increased sales of proprietary products versus last year. Gross profit as a percentage of sales for the thirty-nine weeks ended October 30, 2004 was 27.3% versus 26.7% in the same period last year. The increase in gross profit as a percent of

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

net sales for the thirty-nine week period was due to lower promotional discounting as well as lower occupancy and warehouse distribution costs as a percentage of sales due to higher sales.

      Operating, selling and administrative expenses were $24.8 million in the thirteen week period ended October 30, 2004 compared to $22.7 million in the same period last year. For the thirty-nine weeks ended October 30, 2004, operating, selling and administrative expenses were $72.6 million compared to $67.8 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended October 30, 2004 increased to 23.8% from 22.2% in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirty-nine weeks ended October 30, 2004 increased to 22.2% from 21.6% in the same period last year. The increase as a percentage of sales for the thirteen and thirty-nine week periods was partially due to casualty losses from damages incurred from four hurricanes, increased costs related to Sarbanes-Oxley compliance and costs incurred for new store openings and relocations. Also, store selling costs were higher as a percentage of sales during the thirteen weeks ended October 30, 2004 due to relatively flat comparable sales.

      Depreciation and amortization was $4.4 million in the thirteen week period ended October 30, 2004 compared to $4.4 million in the same period last year. In the thirty-nine week period ended October 30, 2004 depreciation and amortization decreased 1.3% to $13.3 million from $13.5 million in the same period last year.

      Consolidated operating loss was $1.3 million for the thirteen weeks ended October 30, 2004, compared to $0.2 million in the same period last year. For the thirty-nine weeks ended October 30, 2004, consolidated operating income was $3.2 million compared to $2.4 million in the same period last year. Operating loss for the retail trade segment increased $1.1 million for the thirteen weeks ended October 30, 2004, and operating income increased $0.4 million for the thirty-nine weeks ended October 30, 2004. The increase in operating loss for the thirteen week period was due to relatively flat comparable store sales and lost sales for 35 stores closed temporarily during the quarter due to hurricane activity. Three of the stores were unable to reopen during the thirteen weeks ended October 30, 2004 due to the degree of damage sustained. The increase in operating income for the thirty-nine week period was due to strong profit growth driven by stronger comparable store sales. The operating profit for the electronic commerce segment increased $0.3 million for the thirty-nine week period ended October 30, 2004 compared to the same period last year. The increase in profit was due to higher sales in the business to business category and improved sales due to increased search engine marketing which increased traffic on our website.

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

                                          Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                 -----------------------------------    -----------------------------------
                                 October 30, 2004   November 1, 2003    October 30, 2004   November 1, 2003
                                 ----------------   ----------------    ----------------   ----------------
Sales                                   $179              $  649           $    954             $ 3,081
Pretax operating losses                   42                 275                 34                 669
Impairment losses (included                -                   -                  -                 118
above in pretax operating
loss amounts)
Store closing costs (included              -                  10                  -                  35
above in pretax operating
loss amounts)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

      For the thirty-nine weeks ended October 30, 2004, we have opened three stores, closed two stores, relocated three stores and remodeled 24 stores. For the remainder of fiscal 2005, we expect to open five stores, complete remodels on approximately eight to ten stores, and close one to three stores. Our capital expenditures totaled $7.0 million in the thirty-nine week period ended October 30, 2004. Management estimates that capital expenditures for the remainder of fiscal 2005 will be approximately $6.0 million and that such amounts will be used primarily for new stores and relocations, renovation and improvements to existing stores, upgrades and expansion of warehouse distribution facilities, and investments in management information systems. Management believes that existing cash balances and net cash from operating activities, together with borrowings under our credit facilities, will be adequate to finance our planned capital expenditures and to meet our working capital requirements for the remainder of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

      Operating activities provided (used) cash of $4.4 million and ($5.7) million in the thirty-nine week periods ended October 30, 2004 and November 1, 2003, respectively, and included the following effects:

      - Cash used for inventories in the thirty-nine week periods ended October 30, 2004 and November 1, 2003 was $16.9 million and $19.2 million, respectively. The smaller usage in the current period was primarily due to higher sales and improved inventory management versus last year.

      - Cash provided (used) for accounts payable in the thirty-nine week periods ended October 30, 2004 and November 1, 2003 was $12.9 million and ($1.7) million, respectively. This change was due to improved leveraging of accounts payable with vendors in the first thirty-nine weeks of fiscal 2005.

      - Depreciation and amortization expenses were $13.4 million and $13.7 million in the thirty-nine week periods ended October 30, 2004 and November 1, 2003, respectively.

      Cash flows used in investing activities reflected a $7.0 million and $8.0 million net use of cash for the thirty-nine week periods ended October 30, 2004 and November 1, 2003, respectively. Cash was used primarily to fund capital expenditures for new store openings, store relocations, renovation and improvements to existing stores and investments in management information systems.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

Future Commitments

      The following table lists the aggregate maturities of various classes of obligations and expiration amounts of our various classes of commitments at October 30, 2004 (in thousands):

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS

                               Total       FY 2005      FY 2006      FY 2007       FY 2008       FY 2009     Thereafter
                               -----       -------      -------      -------       -------       -------     ----------
Long-term debt-             $  20,420     $  9,220     $      -      $     -       $ 11,200     $      -     $      -
     revolving
     credit facility
Long-term debt  -               7,500            -            -        7,500              -            -            -
     industrial
     revenue bond
                            ---------     --------     --------     --------       --------     --------     --------
Subtotal of debt               27,920        9,220            -        7,500         11,200            -            -
Operating leases              109,461        7,404       27,051       21,384         17,663       12,998       22,961
                            ---------     --------     --------     --------       --------     --------     --------
Total of obligations        $ 137,381     $ 16,624     $ 27,051     $ 28,884       $ 28,863     $ 12,998     $ 22,961
                            =========     ========     ========     ========       ========     ========     ========

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

      Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were effective at the reasonable assurance level. In concluding that our disclosure controls and procedures were effective as of October 30, 2004, our management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements. We also considered the materiality of the restatement adjustments on our consolidated balance sheet and statement of operations (as more fully set forth in Note 11, "Restatement of Financial Statements," to the accompanying condensed consolidated financial statements) and that these non-cash adjustments have no effect on historical or future cash flows or the timing of payments under our operating leases.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

      In March 2004, the Board of Directors authorized a new common stock repurchase program for up to 10% of the outstanding stock, or 1,646,624 shares. The following table shows common stock repurchases under the program:

                                                                                     Maximum Number of
                                                                  Total Number of    Shares that May Yet
                                                                Shares Purchased as  Be Purchased Under
                          Total Number of  Average Price Paid     Part of Publicly   the Program at End
        Period           Shares Purchased      per Share         Announced Program        of Period
        ------           ----------------  ------------------   -------------------  -------------------
  3/17/2004 to 4/3/2004        54,400           $6.3416                 54,400           1,592,224
   4/4/2004 to 5/1/2004        30,300           $6.5535                 30,300           1,561,924
  5/2/2004 to 5/29/2004             -                 -                      -           1,561,924
  5/30/2004 to 7/3/2004             -                 -                      -           1,561,924
  7/4/2004 to 7/31/2004             -                 -                      -           1,561,924
  8/1/2004 to 8/28/2004        33,500           $7.1851                 33,500           1,528,425
 8/29/2004 to 10/2/2004       207,678           $7.5621                207,678           1,320,747
10/3/2004 to 10/30/2004       232,861           $8.1234                232,861           1,087,886
                              -------           -------                -------           1,087,886
         Total                558,739           $7.6000                558,739
                              =======           =======                =======

ITEM 3: Defaults Upon Senior Securities

                  None

ITEM 4: Submission of Matters to a Vote of Security Holders

                  None

ITEM 5: Other Information

                  None

ITEM 6: Exhibits and Reports on Form 8-K

            Exhibits

                  Exhibit 3.1 Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 in the Company's Registration Statement on Form S-1 (Registration No. 33-52256))

                  Exhibit 3.2 By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.2 in the Company's Registration Statement on Form S-1 (Registration No. 33-52256))

                  Exhibit 4.1 See Exhibits 3.1 and 3.2 hereto incorporated herein by reference to the Exhibits of the same number to the S-1 Registration Statement.

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

                                 BOOKS-A-MILLION, INC.

Date: April 28, 2005                by: /s/ Clyde B. Anderson
                                        ---------------------
                                 Clyde B. Anderson
                                 Executive Chairman of the Board

Date: April 28, 2005                by: /s/ Sandra B. Cochran
                                        ---------------------
                                 Sandra B. Cochran
                                 President and Chief Executive Officer

Date: April 28, 2005             by: /s/ Richard S. Wallington
                                     -------------------------
                                 Richard S. Wallington
                                 Chief Financial Officer