Form 10-K
period 2005-01-29
BOOKS A MILLION INC
filed 2005-04-28
CIK 891919

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from___________to______________

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

      The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of July 30, 2004 (based on the closing sale price as reported on the NASDAQ National Market on such date), was $65,568,068.

      The number of shares outstanding of the Registrant's Common Stock as of April 4, 2005 was 16,191,375.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Stockholders for the fiscal year ended January 29, 2005 are incorporated by reference into Part II of this report.

      Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2005 are incorporated by reference into Part III of this report.

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

      We were founded in 1917, originally incorporated under the laws of the State of Alabama in 1964 and reincorporated in Delaware in September 1992. Our principal executive offices are located at 402 Industrial Lane, Birmingham, Alabama 35211, and our telephone number is (205) 942-3737. Unless the context otherwise requires, references to "we", "our" or "the Company" include our wholly owned subsidiaries, American Wholesale Book Company, Inc. ("American Wholesale") and American Internet Service, Inc. ("AIS").

      Our periodic and current reports filed with the SEC are made available on our website at www.booksamillioninc.com as soon as reasonably practicable. Our corporate governance guidelines, code of conduct and key committee charters are also available on our website. These reports are available free of charge to stockholders upon written request. Such requests should be directed to Richard
S. Wallington, our Chief Financial Officer.

BUSINESS SEGMENTS

      We have two reportable segments: retail trade and electronic commerce trade. In the retail trade segment we are engaged in the retail trade of primarily book merchandise. The retail trade segment includes our distribution center operations which predominantly supplies merchandise to our retail stores. In the electronic commerce trade segment we transact business over the Internet primarily. This segment is managed separately due to divergent technology and marketing requirements. For additional information, see Note 8 "Business Segments" in the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the year ended January 29, 2005, incorporated herein by reference.

RETAIL STORES

      We opened our first Books-A-Million superstore in 1987. We developed superstores to capitalize on the growing consumer demand for the convenience, selection and value associated with the superstore retailing format. Each superstore is designed to be a receptive and open environment conducive to browsing and reading and includes ample space for promotional events open to the public, including book autograph sessions and children's storytelling. We operated 168 superstores as of January 29, 2005.

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

      Our traditional stores are tailored to the size, demographics and competitive conditions of the particular market area. Traditional stores are located primarily in enclosed malls and feature a wide selection of books, magazines and gift items. We had 34 traditional stores as of January 29, 2005.

      Our Joe Muggs newsstands operate in centers with high traffic, are concentrated in business and entertainment districts and are tailored to the demographics of the particular market area. Each newsstand carries an extensive selection of magazines and newspapers, along with hardcover and paperback books. The newsstands also offer Joe Muggs branded coffee drinks and assorted pastries, among other items. We operated four newsstands as of January 29, 2005.

MERCHANDISING

      We employ several value-oriented merchandising strategies. Books on our best-seller list, which is developed exclusively by us based on the sales and customer demand in our stores, are generally sold in the Company's superstores below publishers' suggested retail prices. In addition, customers can join the Millionaire's Club and save 10% on all purchases in any of our stores, including already discounted best-sellers. Our point-of-sale computer system provides the data necessary to enable us to anticipate consumer demand and customize store inventory selection to reflect local customer interest.

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

      We purchase merchandise from over 500 vendors. We purchase the majority of our collectors' supplies from Anderson Press and substantially all of our magazines from Anderson Media, each of which is a related party (see "Certain Relationships & Related Transactions" on pages 14 and 15 of the Proxy). No one vendor accounted for more than 10.0% of our overall merchandise purchases in the fiscal year ended January 29, 2005. In general, in excess of 80% of our inventory may be returned for credit, which substantially reduces our risk of inventory obsolescence.

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

COMPETITION

      The retail bookstore industry is highly competitive and includes competitors that have substantially greater financial and other resources than we have. We compete directly with national bookstore chains, independent bookstores, booksellers on the Internet and certain mass merchandisers. In recent years, competing bookstore chains have been expanding their businesses, and certain leading regional and national chains have developed and opened superstores and Internet web sites. We also compete indirectly with retail specialty stores that offer books in a particular area of specialty. Management believes that the key competitive factors in the retail book industry are convenience of location, selection, customer service and price.

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

TRADEMARKS

      "Books-A-Million," "BAM!," "Bookland," "Books & Co.," "Millionaire's Club," "Sweet Water Press," "Thanks-A-Million," "Big Fat Coloring Book," "Up All Night Reader," "Read & Save Rebate", "Readables Accessories for Readers", "Kids-A-Million," "Teachers First," "The Write-Price," "Bambeanos," "Book$mart", "BAMM", "BAMM.com", "BOOKSAMILLION.com", "Chillatte", "Joe Muggs Newsstand," "Page Pets," "JOEMUGGS.com", "Laser Line," FAITHPOINT.com", "Joe Muggs," "Anderson's Bookland," "Snow Joe," "The Testaments Shoppe" and "NetCentral" are the primary registered trademarks of the Company. Management does not believe that these trademarks are materially important to the continuation of our operations.

EMPLOYEES

      As of fiscal year end, we employed approximately 2,700 full-time associates and 2,200 part-time associates. The number of part-time associates employed fluctuates based upon seasonal needs. None of our associates are covered by a collective bargaining agreement. Management believes that relations with our associates are excellent.

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

      Our principal executive offices are located in a 20,550 square foot leased building located in Birmingham, Alabama. We also lease a 37,000 square foot building located in Irondale, Alabama for additional corporate office space. Both leases involve related parties (see "Certain Relationships & Related Transactions" on pages 14 and 15 of the Proxy). The Birmingham, Alabama office space lease extends to January 31, 2006, and the Irondale, Alabama office space is leased month-to-month. In addition, we lease approximately 4,025 square feet of office space in Nashville, Tennessee for the offices of NetCentral. This lease extends to January 31, 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information under the heading "Market and Dividend Information" on page 30 of the Annual Report to Stockholders for the year ended January 29, 2005 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The information under the heading "Selected Consolidated Financial Data" for the years ended February 3, 2001, through January 29, 2005 on page 4 of the Annual Report to Stockholders for the year ended January 29, 2005, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information under the heading "Management's Discussion & Analysis of Financial Condition & Results of Operations" on pages 5 through 12 of the Annual Report to Stockholders for the year ended January 29, 2005, is incorporated herein by reference.

ITEM 7.A. MARKET RISK

   We are subject to interest rate fluctuations involving our credit facilities. The average amount of debt outstanding under our credit facilities was $21.6 million during fiscal 2005. To manage this exposure, the Company utilizes interest rate swaps to fix the interest rate on variable debt. We entered into two separate $10 million swaps on July 24, 2002. Both expire August 2005 and, prior to the payoff of the debt, effectively fix the interest rate on $20 million of variable debt at 5.13%. Also, on May 14, 1996, we entered into a $7.5 million interest rate swap with a ten-year term. The swap effectively fixes the interest rate on $7.5 million of variable rate debt at 7.98% and expires on June 7, 2006. The counter parties to each of these interest rate swaps are parties to our revolving credit facilities. We believe the credit and liquidity risk of the counter parties failing to meet their obligations is remote as we settle our interest position with the banks on a quarterly basis. All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading.

   To illustrate the sensitivity of the results of operations to changes in interest rates on its debt we estimate that a 66% increase in LIBOR rates would have increased interest expense by approximately $7,000 for the year ending January 29, 2005. Likewise, a 66% decrease in LIBOR rates would have decreased interest expense by $7,000 for the average outstanding balance for the year ending January 29, 2005. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2003, which was the maximum LIBOR fluctuation in the last ten years. The estimates also assume a level of debt consistent with the average outstanding balance for the year-ended January 29, 2005 level and do not consider the effect of the potential termination of the interest rate swaps associated with the debt will have on interest expense.

      The information in note 3 "Debt and Lines of Credit" in the Notes to Consolidated Financial Statements on page 22 of the Annual Report to Stockholders for the year ended January 29, 2005 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements of the Registrant and its subsidiaries included in the Annual Report to Stockholders for the year ended January 29, 2005 are incorporated herein by reference:

      Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004.

      Consolidated Statements of Operations for the Fiscal Years Ended January
        29, 2005, January 31, 2004, and February 1, 2003.

      Consolidated Statements of Changes in Stockholders' Equity for the Fiscal
        Years Ended January 29, 2005, January 31, 2004, and February 1, 2003.

      Consolidated Statements of Cash Flows for the Fiscal Years Ended January
        29, 2005 January 31, 2004, and February 1, 2003.

      Notes to Consolidated Financial Statements.

      Report of Independent Registered Public Accounting Firm

      The information under the heading "Summary of Quarterly Results
        (Unaudited)" on page 28 of the Annual Report to Stockholders for the Fiscal Years Ended January 29, 2005 and January 31, 2004 is incorporated herein by reference.

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

      As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this report. In performing this evaluation, in light of the pronouncement on February 7, 2005 by the Office of the Chief Accountant of the SEC in a letter to the AICPA, management focused on our lease accounting practices. Specifically, as further discussed in Note 11 to the consolidated financial statements for the year ending January 31, 2004, we determined that:
(i) our practice of depreciating leasehold improvements over a period of ten years was incorrect, which we corrected by changing the depreciable life for leasehold improvements to the lesser of the economic useful life of the asset or the term of the lease; (ii) our practice of using the store opening date as the starting date for the rent expense calculation was incorrect, which we corrected by changing the calculation of leasehold expense so that straight-line rent expense begins on the date we take possession and have the right to control use of the leased premises; and (iii) our practice of classifying landlord allowances as a reduction of property and equipment on our balance sheet and as a reduction in capital expenditures in our statements of cash flows was incorrect, which we corrected by changing our method of classification so that landlord allowances are classified as a deferred rent credit on our balance sheet and as an operating activity in our statement of cash flows. Funds received from the landlord intended to reimburse the Company for the cost of leasehold improvements will be recorded as a deferred rent credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense.

      Further, after consulting with the Audit Committee and our independent certified public accountants we determined to restate our financial statements for the period ended January 31, 2004 and for the first three quarters of fiscal 2005 and to file a Form 10-K/A amending our Annual Report on Form 10-K for our fiscal year ended January 31, 2004 with restated consolidated financial statements and Forms 10-Q/A amending our interim condensed consolidated financial statements for the first three quarters of fiscal 2005. The restatement is further discussed in "Explanatory Note" in the forepart of the 2004 Form 10-K/A and in Note 11, "Restatement of Financial Statements," to the accompanying consolidated financial statements for the year ending January 31, 2004. We do not consider the impact of correcting the previously issued financial statements to be material with respect to any individual reporting period.

      Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, the Company's disclosure controls and procedures were effective at the reasonable assurance level. In concluding that our disclosure controls and procedures were effective as of January 29, 2005, our management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements. We also considered the materiality of the restatement adjustments on our consolidated balance sheet and statement of operations (as more fully set forth in Note 11, "Restatement of Financial Statements," to the consolidated financial statements for the year ending January 31, 2004, in the 2004 Form 10-K/A) and that these non-cash adjustments have no effect on historical or future cash flows or the timing of payments under our operating leases.

      There was no change in the Company's internal controls over financial reporting during the Company's fiscal quarter covered by this report, as noted above, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting. However, as a result of the review of our lease accounting policies described above, during the first quarter of fiscal 2006 we made changes in internal controls over financial reporting to implement additional review processes over our leasing arrangements to ensure the collection and communication of information necessary for the proper accounting for each lease in accordance with generally accepted accounting principles. The Company implemented the following accounting changes:
(i) we changed the depreciable life for leasehold improvements to the lesser of the economic useful life of the asset or the term of the lease, (ii) we changed the calculation to start straight-line rent expense on the date when the Company takes possession and has the right to control use of the leased premises, and
(iii) we changed our method of classification of landlord allowances. As explained above, the Company will now classify landlord allowances as a deferred rent credit on the balance sheet and as an operating activity in the statement of cash flows. Funds received from the landlord intended to reimburse the Company for the cost of leasehold improvements will be recorded as a deferred rent credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense. Management believes that these control changes have fully remediated the issues described above.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      The sections under the heading "Proposal I-Election of Directors" entitled "Nominee for Election - Term Expiring 2008", "Incumbent Directors - Term Expiring 2006", and "Incumbent Directors - Term Expiring 2007" on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 1, 2005, are incorporated herein by reference for information on the directors of the Registrant. The information under the heading "Information Concerning the Board of Directors" on pages 7 through 10 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 1, 2005 is incorporated herein by reference.

EXECUTIVE OFFICERS

      All of our executive officers are elected annually by and serve at the discretion of the Board of Directors. Our current executive officers are listed below:

        NAME           AGE               POSITION WITH THE COMPANY
        ----           ---               -------------------------
 Clyde B. Anderson     44               Executive Chairman of the Board
 Sandra B. Cochran     46    President, Chief Executive Officer and Secretary
 Terrance G. Finley    51    Executive Vice President - Merchandising of Books-A-
                             Million, Inc. and President of American Internet
                              Service, Inc.
Richard S. Wallington  46                Chief Financial Officer

      Clyde B. Anderson has served as Executive Chairman of the Board since February 2004 and has served as a director of the Company since August 1987. Mr. Anderson served as the Chairman of the Board from January 2000 until February 2004 and also served as the Chief Executive Officer of the Company from July 1992 until February 2004. Mr. Anderson also served as the President of the Company from November 1987 to August 1999. From November 1987 to March 1994, Mr. Anderson also served as the Company's Chief Operating Officer. Mr. Anderson serves on the Board of Directors of Hibbett Sporting Goods, Inc., a sporting goods retailer. Mr. Anderson is the son of Charles C. Anderson and the brother of Terry C. Anderson, both members of the Company's Board of Directors.

      Sandra B. Cochran was appointed to the position of Chief Executive Officer in February 2004, in addition to her duties as President and Secretary. Ms. Cochran has served as President of the Company since August 1999 and Secretary since June 1998. Ms. Cochran served as the Company's Executive Vice President from February 1996 to August 1999 and as its Chief Financial Officer from September 1993 to August 1999. Ms. Cochran previously served as Vice President and Assistant Secretary of the Company from August 1992 to September 1993. Prior to joining the Company, Ms. Cochran served as a Vice President (as well as in other capacities) of SunTrust Securities, Inc., a subsidiary of SunTrust Banks, Inc. for more than five years. Sandra B. Cochran serves as an officer and a Board member of certain affiliated companies.

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

      Richard S. Wallington has served as the Chief Financial Officer of the Company since August 1999. Mr. Wallington served as Vice President and Controller of the Company from September 1993 to August 1999. Prior to joining the Company, Mr. Wallington served as the Director of Financial Reporting for Woodward & Lothrop, a retail department store company.

      The section under the heading "Information Concerning Board of Directors" entitled "Code of Conduct" on page 10 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 1, 2005 is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors, executive officers and persons who own beneficially more than 10% of the Company's common stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission (the "SEC") and the NASDAQ Stock Market, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, our directors, executive officers and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal 2005, with the exception of one filing by each independent director related to the annual issuance of stock options to them pursuant to the Stock Option Plan.

ITEM 11. EXECUTIVE COMPENSATION

      The sections under the heading "Executive Compensation," other than those entitled "Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Certain Relationships and Related Transactions" and "Performance Graph", on pages 12 through 18 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 1, 2005 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The section under the heading "Information Concerning the Board of Directors" entitled "Beneficial Ownership of Common Stock" on page 11 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 1, 2005 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The sections under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" on pages 14 and 15 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 1, 2005 are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The section under the heading "Information Concerning Board of Directors" entitled "Auditor Fees and Services" on page 9 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 1, 2005 is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

      The following Consolidated Financial Statements of Books-A-Million, Inc. and its subsidiaries, included in the Registrant's Annual Report to Stockholders for the fiscal year ended January 29, 2005 are incorporated by reference in Part II, Item 8:

      Consolidated Balance Sheets as of January 29, 2005, and January 31, 2004.

      Consolidated Statements of Operations for the Fiscal Years Ended January
       29, 2005, January 31, 2004 and February 1, 2003.

      Consolidated Statements of Changes in Stockholders' Equity for the Fiscal
       Years Ended January 29, 2005, January 31, 2004 and February 1, 2003.

      Consolidated Statements of Cash Flows for the Fiscal Years Ended January
       29, 2005, January 31, 2004 and February 1, 2003.

            Notes to Consolidated Financial Statements.

            Report of Independent Registered Public Accounting Firm.

      2.    Financial Statement Schedule:

            The following consolidated financial statement schedule of Books-A-Million, Inc. is attached hereto:

            Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.

            Schedule 2 Valuation and Qualifying Accounts

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

3.    Exhibits

      Exhibit Number
      --------------
             3.1  --    Certificate of Incorporation of the Company
                        (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992 (the "S-1
                        Registration Statement")).

             3.2   --   Bylaws of the Company (incorporated by reference to
                        Exhibit 3.2 to the S-1 Registration Statement).

             4.1   --   See Exhibits 3.1 and 3.2 hereto incorporated herein
                        by reference to the Exhibits of the same number to the S-1 Registration Statement.

            10.1   --   Lease Agreement between First National Bank of
                        Florence, Alabama, as Trustee, and Bookland Stores, Inc.
                        (which is a predecessor of the Registrant), an Alabama corporation, dated January 30, 1991 (incorporated by reference to Exhibit 10.1 to the S-1 Registration
                        Statement).

            10.2   --   Amended and Restated Stock Option Plan (incorporated
                        by reference to Exhibit 10.2 to Annual Report on Form
                        10-K for the fiscal year ended January 30, 1999, File
                        No. 0-20664, filed on April 30, 1999).

            10.3   --   Employee Stock Purchase Plan (incorporated by
                        reference to Exhibit 10.7 to the S-1 Registration
                        Statement).

            10.4   --   Amendment to Employee Stock Purchase Plan
                        (incorporated by reference to Exhibit 10.6 to Annual
                        Report on Form 10-K for the fiscal year ended January
                        29, 1994, File No. 0-20664, filed on April 29, 1994).

            10.5   --   1999 Amended and Restated Employee Stock Purchase
                        Plan (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended
                        January 29, 2000, File No. 0-20664, filed on April 28,
                        2000).

            10.6   --   401(k) Plan adopted September 15, 2003, with Suntrust
                        Bank as Trustee (incorporated by reference to Exhibit
                        10.6 to Annual Report on Form 10-K for the fiscal year ended January 31, 2004 File No. 0-20664, filed on April
                        27, 2004).

            10.7   --   Shareholders Agreement dated as of September 1, 1992
                        (incorporated by reference to Exhibit 10.9 to Annual
                        Report on Form 10-K for the fiscal year ended January
                        31, 1993, File No. 0-20664, filed May 3, 1993).

            10.8   --   Executive Incentive Plan (incorporated by reference
                        to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended January 28, 1995, File No. 0-20664, filed April 28, 1995).

           10.19   --   Stock Option Plans for Booksamillion.com, American
                        Internet Service, Inc., Netcentral, Inc. and Faithpoint,
                        Inc. (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended
                        February 3, 2001, File No. 0-20664, filed on May 4,
                        2001).

           10.20   --   Credit agreement dated as of July 1, 2002, between
                        the Company and Bank of America, N.A.,
                        SunTrust Bank, N.A., Wells Fargo Bank, N.A., SouthTrust
                        Bank N.A. and Amsouth Bank, N.A. (incorporated by reference to Exhibit 10.20 to Form 10-Q for the quarter ended August 3, 2002).

           10.21   --   First amendment of credit agreement dated as of June 14,
                        2004, between the Company and Bank of America, N.A.,
                        SunTrust Bank, N.A., Wells Fargo Bank, N.A., SouthTrust
                        Bank, N.A., and Amsouth Bank, N.A.

              13   --   Portions of the Annual Report to Stockholders for the
                        year ended January 29, 2005 that are expressly incorporated by reference into Part II of this Report.

              21   --   Subsidiaries of the Registrant (incorporated by
                        reference to Exhibit 21 to Annual Report on Form 10-K for the fiscal year ended February 3, 2001, File No.
                        0-20664, filed May 4, 2001).

              23   --   Consent of Independent Registered Public Accounting
                        Firm.

            31.1   --   Certification of Clyde B. Anderson, Executive
                        Chairman of the Board of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of
                        1934, filed under Exhibit 31 of Item 601 of Regulation
                        S-K.

            31.2   --   Certification of Richard S. Wallington, Chief
                        Financial Officer of Books-A-Million, Inc., pursuant to
                        Rule 13a-14(a) under the Securities Exchange Act of
                        1934, filed under Exhibit 31 of Item 601 of Regulation
                        S-K.

            31.3   --   Certification of Sandra B. Cochran, President and
                        Chief Executive Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange
                        Act of 1934, filed under Exhibit 31 of Item 601 of
                        Regulation S-K.

            32.1   --   Certification of Clyde B. Anderson, Executive
                        Chairman of the Board of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of
                        Item 601 of Regulation S-K.

            32.2   --   Certification of Richard S. Wallington, Chief
                        Financial Officer of Books-A-Million, Inc., pursuant to
                        18 U.S.C. Section 1350, filed under Exhibit 32 of Item
                        601 of Regulation S-K.

            32.3   --   Certification of Sandra B. Cochran, President and
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

PRINCIPAL EXECUTIVE OFFICER:

      /s/ Clyde B. Anderson
----------------------------------------------
Clyde B. Anderson
Executive Chairman of the Board
Date: April 28, 2005

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

      /s/ Richard S. Wallington
----------------------------------------------
Richard S. Wallington
Chief Financial Officer
Date: April 28, 2005

DIRECTORS:

      /s/ Clyde B. Anderson
----------------------------------------------
Clyde B. Anderson
Date: April 28, 2005

      /s/ Ronald G. Bruno
----------------------------------------------
Ronald G. Bruno
Date: April 28, 2005

DIRECTORS:

      /s/ J. Barry Mason
----------------------------------------------
J. Barry Mason
Date: April 28, 2005

      /s/ Terry C. Anderson
----------------------------------------------
Terry C. Anderson
Date: April 28, 2005

      /s/ William H. Rogers, Jr.
----------------------------------------------
William H. Rogers, Jr.
Date: April 28, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Books-A-Million, Inc.:

We have audited the consolidated financial statements of Books-A-Million, Inc. and its subsidiaries (the "Company") as of January 29, 2005 and January 31, 2004 and for each of the three fiscal years in the period ended January 29, 2005, and have issued our report thereon dated April 25, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of new accounting principles as described in Note 1 to the consolidated financial statements); such financial statements and report are included in the Company's 2005 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Books-A-Million, Inc. listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Birmingham, Alabama

April 25, 2005

                                   SCHEDULE 2.

                              BOOKS-A-MILLION, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

  FOR THE YEARS ENDED FEBRUARY 1, 2003, JANUARY 31, 2004, AND JANUARY 29, 2005

                                                             CHARGED/
                                             BALANCE AT     (CREDITED)    (DEDUCTIONS)/
                                             BEGINNING       TO COSTS      RECOVERIES     BALANCE AT
                                              OF YEAR      AND EXPENSES        NET        END OF YEAR
                                            ------------   ------------   -------------   -----------
FOR THE YEAR ENDED FEBRUARY 1, 2003:
Allowance for doubtful accounts             $    784,892   $    276,459   $    (349,396)  $   711,955

FOR THE YEAR ENDED JANUARY 31, 2004:
Allowance for doubtful accounts             $    711,955   $    534,300   $    (701,010)  $   545,245

FOR THE YEAR ENDED JANUARY 29, 2005:
Allowance for doubtful accounts             $    545,245   $    241,152   $    (205,845)  $   580,552