Form 10-Q
period 2005-04-30
BOOKS A MILLION INC
filed 2005-06-14
CIK 891919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.


                 For the quarterly period ended: April 30, 2005
                                                 --------------

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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of June 7, 2005 were 16,225,143 shares.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                      INDEX


                                                                              PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (UNAUDITED)

     Condensed Consolidated Balance Sheets .........................             3

     Condensed Consolidated Statements of Operations ...............             4

     Condensed Consolidated Statements of Cash Flows ...............             5

     Notes to Condensed Consolidated Financial Statements ..........             6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .................................            12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             17

Item 4.  Controls and Procedures ...................................            18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .........................................            20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds            20

Item 3.  Defaults Upon Senior Securities ...........................            20

Item 4.  Submission of Matters of Vote of Security-Holders .........            20

Item 5.  Other Information .........................................            20

Item 6.  Exhibits ..................................................            20

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   AS OF APRIL 30, 2005          AS OF JANUARY 29, 2005
                                                                --------------------------     --------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .............................                $    6,389                 $   16,559
   Accounts receivable, net .............................                     8,760                      6,543
   Related party accounts receivable, net ...............                       125                         73
   Inventories ..........................................                   221,270                    210,270
   Prepayments and other ................................                     7,155                      6,911
   Deferred income taxes ................................                     2,848                      1,704
                                                                         ----------                 ----------
       TOTAL CURRENT ASSETS .............................                   246,547                    242,060
                                                                         ----------                 ----------
PROPERTY AND EQUIPMENT:
   Gross property and equipment .........................                   196,697                    195,964
   Less accumulated depreciation and amortization .......                   143,298                    140,018
                                                                         ----------                 ----------
     NET PROPERTY AND EQUIPMENT .........................                    53,399                     55,946
                                                                         ----------                 ----------
OTHER ASSETS ............................................                     2,814                      2,806
                                                                         ----------                 ----------
       TOTAL ASSETS .....................................                $  302,760                 $  300,812
                                                                         ==========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .....................................                $  100,086                 $   97,185
   Related party accounts payable .......................                     5,133                      9,591
   Accrued expenses .....................................                    29,547                     38,360
   Accrued income taxes .................................                       979                      1,542
   Current portion of long-term debt ....................                    11,840                       --
                                                                         ----------                 ----------
       TOTAL CURRENT LIABILITIES ........................                   147,585                    146,678
                                                                         ----------                 ----------
LONG-TERM DEBT ..........................................                     7,500                      7,500
DEFERRED INCOME TAXES ...................................                       738                      1,415
OTHER LONG-TERM LIABILITIES .............................                    12,732                     10,360
                                                                         ----------                 ----------
       TOTAL NON-CURRENT LIABILITIES ....................                    20,970                     19,275
                                                                         ----------                 ----------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares
   authorized, no shares outstanding.....................                      --                         --
   Common stock, $.01 par value, 30,000,000 shares
   authorized, 19,143,741 and 19,067,960 shares issued at
   April 30, 2005 and January 29, 2005, respectively.....                       191                        191
   Additional paid-in capital ...........................                    74,868                     74,505
   Less treasury stock, at cost (2,936,440 and 2,792,869
   shares at April 30, 2005 and January 29, 2005,
   respectively).........................................                   (12,990)                   (11,630)
   Deferred compensation ................................                      (441)                      (481)
   Accumulated other comprehensive loss, net of tax .....                      (143)                      (195)
   Retained earnings ....................................                    72,720                     72,469
                                                                         ----------                 ----------
       TOTAL STOCKHOLDERS' EQUITY .......................                   134,205                    134,859
                                                                         ----------                 ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......                $  302,760                 $  300,812
                                                                         ==========                 ==========

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  THIRTEEN WEEKS ENDED
                                                                                  --------------------
                                                                       APRIL 30, 2005              MAY 1, 2004
                                                                       --------------              -----------
NET SALES ..............................................                 $ 113,004                  $ 107,913
   Cost of products sold (including warehouse
   distribution and store occupancy costs) .............                    81,342                     77,725
                                                                         ---------                  ---------
GROSS PROFIT ...........................................                    31,662                     30,188
   Operating, selling and administrative expenses ......                    25,596                     23,070
   Depreciation and amortization .......................                     3,938                      4,623
                                                                         ---------                  ---------
OPERATING INCOME .......................................                     2,128                      2,495
   Interest expense, net ...............................                       384                        518
                                                                         ---------                  ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ..                     1,744                      1,977
   Income taxes provision ..............................                       663                        752
                                                                         ---------                  ---------
INCOME FROM CONTINUING OPERATIONS ......................                     1,081                      1,225
DISCONTINUED OPERATIONS (NOTE 10)
   Income (Loss) from discontinued operations before
   income taxes ........................................                       (34)                         4
   Income tax benefit (provision) ......................                        13                         (1)
                                                                         ---------                  ---------
     LOSS FROM DISCONTINUED OPERATIONS .................                       (21)                         3
                                                                         ---------                  ---------
NET INCOME .............................................                 $   1,060                  $   1,228
                                                                         =========                  =========


NET INCOME PER COMMON SHARE:
BASIC:
    INCOME FROM CONTINUING OPERATIONS ..................                 $    0.07                  $    0.07
    LOSS FROM DISCONTINUED OPERATIONS ..................                      --                         --
                                                                         ---------                  ---------
   NET INCOME ..........................................                 $    0.07                  $    0.07
                                                                         =========                  =========
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC                    16,201                     16,445
                                                                         =========                  =========
DILUTED:
    INCOME FROM CONTINUING OPERATIONS ..................                 $    0.06                  $    0.07
    LOSS FROM DISCONTINUED OPERATIONS ..................                      --                         --
                                                                         ---------                  ---------
   NET INCOME ..........................................                 $    0.06                  $    0.07
                                                                         =========                  =========
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED                  16,922                     17,213
                                                                         =========                  =========
      DIVIDENDS DECLARED PER SHARE ........................              $    0.05                  $    --
                                                                         =========                  =========

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THIRTEEN WEEKS ENDED
                                                                                   --------------------
                                                                        APRIL 30, 2005              MAY 1, 2004
                                                                        --------------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ............................................               $    1,060                 $   1,228
                                                                         ----------                 ---------
   Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation and amortization .......................                    3,948                     4,642
     Deferred compensation amortization ..................                       40                        24
     Gain on disposal of property ........................                     --                          (9)
     Change in deferred income taxes .....................                   (1,821)                     (338)
       Increase in inventories ...........................                  (11,000)                   (6,706)
       Decrease in accounts payable ......................                   (1,557)                     (849)
       Changes in certain other assets and liabilities ...                   (9,066)                   (7,211)
                                                                         ----------                 ---------
        Total adjustments ................................                  (19,456)                  (10,447)
                                                                         ----------                 ---------
        Net cash used in operating activities ............                  (18,396)                   (9,219)
                                                                         ----------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..................................                   (1,694)                   (2,800)
   Proceeds from sale of equipment .......................                     --                          13
                                                                         ----------                 ---------
        Net cash used in investing activities ............                   (1,694)                   (2,787)
                                                                         ----------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities ....................                   59,270                    56,260
   Repayments under credit facilities ....................                  (47,430)                  (44,260)
   Purchase of treasury stock ............................                   (1,360)                     (548)
   Proceeds from sale of common stock, net ...............                      249                       270
   Payment of dividends ..................................                     (809)                     --
                                                                         ----------                 ---------
        Net cash provided by financing activities ........                    9,920                    11,722
                                                                         ----------                 ---------
Net decrease in cash and cash equivalents ................                  (10,170)                     (284)
Cash and cash equivalents at beginning of period .........                   16,559                     5,348
                                                                         ----------                 ---------
Cash and cash equivalents at end of period ...............               $    6,389                 $   5,064
                                                                         ==========                 =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the thirteen week period for:
            Interest .....................................               $      378                 $     503
            Income taxes, net of refunds .................               $    2,958                 $   2,609

                             SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of Books-A-Million, Inc. and its subsidiaries (the "Company") for the thirteen week periods ended April 30, 2005 and May 1, 2004 have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended January 29, 2005, included in our Fiscal 2005 Annual Report on Form 10-K. In the opinion of management, the financial statements included herein contain all adjustments considered necessary for a fair presentation of our financial position as of April 30, 2005, and the results of its operations and cash flows for the thirteen week periods ended April 30, 2005 and May 1, 2004. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Stock-Based Compensation

     At April 30, 2005 and January 29, 2005, the Company had one stock option plan that provided for the issuance of options to employees and members of the board of directors. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost for this plan is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation--Transaction and Disclosure--an Amendment of FASB Statement No. 123," to stock-based employee compensation (in thousands except per share amounts):

                                                         For the Thirteen Weeks Ended
                                                         ----------------------------
In thousands                                       April 30, 2005             May 1, 2004
                                                   --------------             -----------
Net income, as reported ...........                  $   1,060                  $  1,228
Deduct:  Total stock-based employee
    compensation expense determined
    under fair value based method
    for all awards, net of  tax
    effects.......................                         139                       341
                                                     ---------                  --------
Pro forma net income ..............                  $     921                  $    887
Net income per common share:
Basic--as reported ................                  $    0.07                  $   0.07
Basic--pro forma ..................                  $    0.06                  $   0.05
Diluted--as reported ..............                  $    0.06                  $   0.07
Diluted--pro forma ................                  $    0.05                  $   0.05
                                                     =========                  ========

     On June 1, 2005, the stockholders of the Company approved the adoption of the Books-A-Million, Inc. 2005 Incentive Award Plan. The Company's board of directors had previously approved this plan subject to stockholder approval. No grants have been made to date under this new plan.

     There were no new grants of stock options in fiscal 2006. Stock-based compensation expense for fiscal 2006 relates to options granted in prior years that would be expensed over their vesting period. The fair value of the options granted under the Company's stock option plan for fiscal 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: $0.03 per quarter dividend yield; expected stock price volatility rate of .44; risk-free interest rates of 3.45% to 4.31%; and expected lives of six or ten years.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share ("EPS") is computed by dividing income
(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS has been computed based on the weighted average number of shares outstanding including the effect of outstanding stock options and restricted stock, if dilutive, in each respective thirteen week period. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                             For the Thirteen Weeks Ended
                                                                    (in thousands)
                                                             ----------------------------
                                                          April 30, 2005          May 1, 2004
                                                          --------------          -----------
Weighted average shares outstanding:
     Basic ...............................                  16,201                  16,445
     Dilutive effect of stock options and
     restricted stock outstanding.........                     721                     768
                                                            ------                  ------
     Diluted .............................                  16,922                  17,213
                                                            ======                  ======

     Options outstanding to purchase 155,000 and 1,060,000 shares of common stock as of April 30, 2005 and May 1, 2004, respectively, were not included in the table above as they were anti-dilutive under the treasury stock method.


3.       RELATED PARTY TRANSACTIONS

     Charles C. Anderson, a former director of the Company, Terry C. Anderson, a director of the Company, and Clyde B. Anderson, a director and officer of the Company, have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities ("related parties") are summarized in the following paragraphs.

     The Company purchases a substantial portion of its magazines as well as certain of their seasonal music and newspapers from Anderson Media Corporation ("Anderson Media"), an affiliate through common ownership. During the thirteen weeks ended April 30, 2005 and May 1, 2004, purchases of these items from Anderson Media totaled $6,734,000 and $7,006,000, respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. ("Anderson Press"), an affiliate through common ownership. During the thirteen weeks ended April 30, 2005 and May 1, 2004, such purchases from Anderson Press totaled $313,000 and $420,000, respectively. The Company purchases certain of its greeting cards and gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the thirteen weeks ended April 30, 2005 and May 1, 2004 were $24,000 and $142,000, respectively. The Company purchases certain magazine subscriptions from Magazines.com, an affiliate through common ownership. During the thirteen weeks ended April 30, 2005 and May 1, 2004, purchases of these items were $17,000 and $24,000, respectively. The Company purchases content for publication from Publication Marketing Corporation, an affiliate through common ownership. During the thirteen weeks ended April 30, 2005 and May 1, 2004, purchases of these items were $17,000 and $18,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD ("Anco Far East"), an affiliate through common ownership. The total paid to Anco Far East was $477,000 and $95,000 during the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $33,000 and $7,000 during the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively.

     The Company sold books to Anderson Media in the amounts of $1,000 and $53,000 during the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. During the thirteen weeks ended April 30, 2005 and May 1, 2004, the Company provided $4,000 and $47,000, respectively, of internet services to Magazines.com. The Company provided internet services to American Promotional Events, an affiliate through common ownership, of $20,000 and $17,000 during the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The Company leases its principal executive offices from a trust, beneficiaries of which are the grandchildren of Mr. Charles C. Anderson, a former member of the Board of Directors. The lease extends to January 31, 2006. During the thirteen weeks ended April 30, 2005 and May 1, 2004, the Company paid rent of $34,000 in each period to the trust under this lease. Anderson & Anderson LLC ("A&A"), an affiliate through common ownership, also leases three buildings to the Company. During the thirteen weeks ended April 30, 2005 and May 1, 2004, the Company paid A&A a total of $111,000 and $110,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $103,000 at April 30, 2005. The Company subleases certain property to Hibbett Sporting Goods, Inc. ("Hibbett"), a sporting goods retailer in the southeastern United States. The Company's Executive Chairman, Clyde B. Anderson, is a member of Hibbett's board of directors. During each of the thirteen weeks ended April 30, 2005 and May 1, 2004, the Company received $48,000 in rent payments from Hibbett.

     The Company shares ownership of a plane, which the Company uses in the operation of its business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all of the variable cost, and a portion of the fixed cost of the plane. The total amounts received from affiliated companies for use of the plane during the thirteen weeks ended April 30, 2005 and May 1, 2004, was $72,000 and $63,000, respectively. The Company also occasionally rents a plane from A&A as well. The amounts paid to A&A for plane rental were $15,000 and $11,000 for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively.


4.       DERIVATIVE AND HEDGING ACTIVITIES

     The Company is subject to interest rate fluctuations involving its credit facilities and debt related to an industrial development revenue bond (the "Bond"). However, the Company uses fixed interest rate hedges to manage this exposure. The Company entered into two separate $10 million swaps on July 24, 2002. Both expire in August 2005 and effectively fix the interest rate on $20 million of variable credit facility debt at 5.13%. In addition, the Company entered into a $7.5 million interest rate swap in May 1996 that expires in June 2006 and effectively fixes the interest rate on the Bond at 8.73%. The counter parties to the interest rate swaps are two primary banks in the Company's credit facility. The Company believes the credit and liquidity risks of the counter parties failing to meet their obligation are remote as the Company settles its interest position with the banks on a quarterly basis.

     The Company's hedges are designated as cash flow hedges because they are interest rate swaps that convert variable payments to fixed payments. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt and related interest expense. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income (loss) or in earnings, depending on the type of hedging relationship. Over time, amounts held in accumulated other comprehensive income (loss) will be reclassified to earnings if the hedge transaction becomes ineffective.

     The Company's interest rate swaps described above are reported as a liability classified in other long-term liabilities in the accompanying condensed consolidated balance sheets at their fair value of $367,000 and $543,000 as of April 30, 2005 and January 29, 2005, respectively. For the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively, adjustment gains of $51,000 (net of tax provision of $38,000) and $93,000 (net of tax provision of $57,000) were recorded as unrealized gains in accumulated other comprehensive income (loss) and are detailed in Note 5. During the fourth quarter of fiscal 2005, one interest rate swap no longer qualified for hedge accounting under SFAS No. 133; as a result, the Company de-designated the hedge. In addition, in the fourth quarter of fiscal 2004, the other $10 million interest rate swap no longer qualified for hedge accounting under SFAS No. 133 and the Company de-designated that hedge at that time. For the thirteen weeks ended April 30, 2005 and May 1, 2004 a pre-tax gain of $85,000 and $70,000, respectively, was recorded in earnings related to the de-designated hedges.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       COMPREHENSIVE INCOME


     Comprehensive income is net income plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to the Company are the unrealized gains (losses) on the hedges explained in Note 4, as follows:

     COMPREHENSIVE INCOME (LOSS)                    Thirteen Weeks Ended
                                                      (in thousands)
                                                    --------------------
                                            April 30, 2005          May 1, 2004
                                            --------------          -----------
Net income ....................                  $1,060                  $1,228
Unrealized gains (losses) on
hedges, net of deferred tax
provision (benefit) for the
thirteen-week periods of $38
and $57, respectively .........                      51                      93
                                                 ------                  ------
Total comprehensive income ....                  $1,111                  $1,321
                                                 ======                  ======

6.       COMMITMENTS AND CONTINGENCIES

     The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.

     From time to time, the Company enters into certain types of agreements that require the Company to indemnify parties against third party claims under certain circumstances. Generally these agreements relate to: (a) agreements with vendors and suppliers under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company's request or otherwise on its behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for the Company to indemnify vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of the Company, (c) real estate leases, under which the Company may agree to indemnify the lessors from claims arising from the Company's use of the property, and (d) agreements with the Company's directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company has Directors and Officers Liability Insurance, which, subject to the policy's conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

     The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, the Company's maximum liability under such indemnities is not explicitly stated, and, therefore, the overall maximum amount of the Company's obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company's balance sheet at April 30, 2005 and January 29, 2005 as such liabilities are considered de minimis.

7.       INVENTORIES

     Inventories were:
        (In thousands)                April 30, 2005        January 29, 2005
                                      --------------        ----------------
         Inventories (at FIFO)        $   222,512              $  211,375
         LIFO reserve                      (1,242)                 (1,105)
                                      -----------              ----------
         Net inventories              $   221,270              $  210,270
                                      ===========              ==========

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.        BUSINESS SEGMENTS

     The Company has two reportable segments, retail trade and electronic commerce trade. The retail trade segment is a strategic business segment that is engaged in the retail trade of mostly book merchandise and includes the Company's distribution center operations, which predominantly supplies merchandise to the Company's retail stores. The electronic commerce trade segment is a strategic business segment that transacts business over the internet and is managed separately due to divergent technology and marketing requirements.

     The accounting policies of the segments are substantially the same as those described in the Company's Fiscal 2005 Annual Report on Form 10-K. The Company evaluates performance of the segments based on net income from operations before interest and income taxes. Certain intersegment cost allocations have been made based upon consolidated and segment revenues.


SEGMENT INFORMATION (IN THOUSANDS)                                                Thirteen Weeks Ended
                                                                                 ----------------------
                                                                        April 30, 2005             May 1, 2004
                                                                        --------------             -----------
NET SALES
    Retail Trade ........................................               $  111,812                 $  105,999
    Electronic Commerce Trade ...........................                    6,519                      6,298
    Intersegment Sales Elimination ......................                   (5,327)                    (4,384)
                                                                        ----------                 ----------
           Net Sales ....................................               $  113,004                 $  107,913
                                                                        ==========                 ==========
OPERATING INCOME
    Retail Trade ........................................               $    2,074                 $    2,277
    Electronic Commerce Trade ...........................                       (8)                        85
    Intersegment Elimination of Certain Costs ...........                       62                        133
                                                                        ----------                 ----------
           Total Operating Income .......................               $    2,128                 $    2,495
                                                                        ==========                 ==========

 ASSETS                                                                    As of                      As of
                                                                       April 30, 2005           January 29, 2005
                                                                       --------------           ----------------
    Retail Trade ........................................               $  301,347                 $  299,703
    Electronic Commerce Trade ...........................                    1,618                      1,372
    Intersegment Asset Elimination ......................                     (205)                      (263)
                                                                        ----------                 ----------
           Total Assets .................................               $  302,760                 $  300,812
                                                                        ==========                 ==========

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.       RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004, "Share-Based Payment") SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes ABP Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R is effective at the beginning of the first annual period beginning after June 15, 2005 (as modified by the SEC on April 14, 2005). Under ABP Opinion No. 25, no stock-based compensation cost had been reflected in the net income of the Company for grants of stock options to employees. Beginning in fiscal 2007, the Company will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees. The impact of adopting this new accounting standard on the Company's financial position, results of operations or cash flows has not yet been determined.

     In November 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 03-13 "Applying the Conditions in Paragraph 42 of FASB No. 144 in Determining Whether to Report Discontinued Operations." EITF No. 03-13 addresses how an ongoing entity should evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. EITF No. 03-13 is effective with the fiscal year beginning January 30, 2005. The adoption of this EITF did not have a material effect on the Company's financial position, results of operations or cash flows.

     FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") was issued in January 2003. This interpretation requires consolidation of variable interest entities ("VIE"), also formerly referred to as "special purpose entities," if certain, conditions are met. The interpretation applied immediately to VIE's created after January 31, 2003, and to interests obtained in VIE's after January 31, 2003. Beginning after June 15, 2003, the interpretation applied also to VIE's created or interest obtained in VIE's before January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities - An Interpretation of ARB 51," (revised December 2003) ("FIN 46R), which includes significant amendments to previously issued FIN No. 46. Among other provisions, FIN 46R includes revised transition dates for public entities. The Company adopted the provisions of FIN 46R in the first quarter of fiscal 2005. The adoption of this interpretation did not have a material effect on the Company's financial position, results of operations or cash flows.


10.      DISCONTINUED OPERATIONS

     Discontinued operations represent the fiscal 2005 closure of two retail stores in markets in Florida and Mississippi and the fiscal 2006 closure of one retail store in a Tennessee market where the Company does not expect another of its existing stores to absorb the closed store's customers. For the thirteen week periods ended April 30, 2005 and May 1, 2004, these stores had net sales of $109,000 and $602,000, respectively, and pretax operating income (losses) of ($34,000) and $4,000, respectively. Also included in the loss on discontinued operations are store closing costs of $16,000 for the thirteen weeks ended April 30, 2005. Expenses relating to store closings when the store is not classified as a discontinued operation are reported in operating, selling and administrative expenses. If the store is closed and another store is in the same market and the cash flows are expected to be materially recovered, the store is not considered a discontinued operation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company's specific market areas; inflation; economic conditions in general and in the Company's specific market areas; the number of store openings and closings; the profitability of certain product lines, capital expenditures and future liquidity; liability and other claims asserted against the Company; uncertainties related to the Internet and the Company's Internet initiatives; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon the assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

GENERAL

     We were founded in 1917 and currently operate 207 retail bookstores, including 172 superstores, concentrated in the southeastern United States.

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

                                                             Thirteen Weeks Ended
                                                             --------------------
                                                      April 30, 2005          May 1, 2004
                                                      --------------          -----------
Net sales ...........................                    100.0%                  100.0%
Gross profit ........................                     28.0%                   28.0%
Operating, selling and administrative
expenses ............................                     22.6%                   21.4%
Depreciation and amortization .......                      3.5%                    4.3%
                                                         -----                   -----
Operating income ....................                      1.9%                    2.3%
Interest expense, net ...............                      0.4%                    0.5%
                                                         -----                   -----
Income from continuing operations
before income taxes .................                      1.5%                    1.8%
Income taxes provision ..............                      0.6%                    0.7%
                                                         -----                   -----
Income from continuing operations ...                      0.9%                    1.1%
                                                         -----                   -----
Net income ..........................                      0.9%                    1.1%
                                                         =====                   =====

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



     Net sales increased $5.1 million, or 4.7%, to $113.0 million in the thirteen weeks ended April 30, 2005, from $107.9 million in the thirteen weeks ended May 1, 2004. Comparable store sales in the thirteen weeks ended April 30, 2005 increased 3.6% when compared with the same thirteen week period for the prior year. The increase in comparable store sales for the thirteen weeks was primarily due to higher sales in the book department. The book sales increase was primarily driven by sales in categories such as Inspirational, Fiction, Children's, Cooking and Humor. Bestselling titles included Nicholas Spark's True Believer, Rick Warren's The Purpose Driven Life, Joel Osteen's Your Best Life Now and James Patterson's Honeymoon. During the thirteen weeks ended April 30, 2005, the Company opened four superstores, relocated one superstore and closed two traditional stores and one newsstand.

     Net sales for the retail trade segment increased $5.8 million, or 5.5%, to $111.8 million in the thirteen weeks ended April 30, 2005 from $106.0 million in the same period last year. The increase in sales was primarily due to higher comparable store sales, which increased 3.6% for the thirteen weeks. Net sales for the electronic commerce segment increased $0.2 million or 3.5 %, to $6.5 million in the thirteen weeks ended April 30, 2005, related primarily to higher business to business and bestseller title order volume.

     Gross profit increased $1.5 million, or 4.9%, to $31.7 million in the thirteen weeks ended April 30, 2005 when compared with $30.2 million in the same thirteen week period for the prior year. Gross profit as a percentage of net sales for the thirteen weeks ended April 30, 2005 and May 1, 2004 was 28.0%.

     Operating, selling and administrative expenses were $25.6 million in the thirteen week period ended April 30, 2005 compared to $23.1 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended April 30, 2005 increased to 22.6 % from 21.4% in the same period last year. The increase in operating, selling and administrative expenses stated as a percent to sales was primarily due to higher store selling costs due to increased staffing to improve customer service, permanently shifting the costs of taking physical inventories for some stores to the first quarter from later quarters and new store costs incurred for four stores opened in this quarter compared to no new stores opened in the first quarter of fiscal 2005.

     Depreciation and amortization was $3.9 million and $4.6 million respectively in the thirteen week periods ended April 30, 2005 and May 1, 2004. Decrease in depreciation and amortization expense was due to the impact of certain assets becoming fully depreciated during the prior year.

     Consolidated operating income was $2.1 million for the thirteen weeks ended April 30, 2005, compared to $2.5 million in the same period last year. Operating income for the retail trade segment decreased $0.2 million for the thirteen weeks ended April 30, 2005. The decrease in operating income for the quarter was due to higher operating, selling and administrative expenses, primarily due to higher store selling costs due to increased staffing to improve customer service, permanently shifting the costs of taking physical inventories for some stores to the first quarter from later quarters and new store costs incurred for four stores opened in this quarter compared to no new stores opened in the first quarter of fiscal 2005. The operating profit for the electronic commerce segment decreased $0.1 million for the thirteen weeks ended April 30, 2005 compared to the same period last year. The decrease in profit was due to higher freight and handling costs as a percentage of sales.

     Interest expense was $0.4 million in the thirteen weeks ended April 30, 2005 versus $0.5 million in the same period last year. The decrease was primarily due to lower average debt balances compared with the prior year.

     Discontinued operations represent the fiscal 2005 closure of two retail stores in markets in Florida and Mississippi and the fiscal 2006 closure of one retail store in a Tennessee market where the Company does not expect another of its existing stores to absorb the closed store's customers. For the thirteen week periods ended April 30, 2005 and May 1, 2004, these stores had net sales of $109,000 and $602,000, respectively, and pretax operating income (losses) of ($34,000) and $4,000, respectively. Also included in the loss on discontinued operations are store closing costs of $16,000 for the thirteen weeks ended April 30, 2005. Expenses relating to store closings when the store is not classified as a discontinued operation are reported in operating, selling and administrative expenses. If the store is closed and another store is in the same market and the cash flows are expected to be materially recovered, the store is not considered a discontinued operation.

         .

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. The Company has an unsecured revolving credit facility that allows borrowings up to $100 million, for which no principal repayments are due until the facility expires in July 2007. The credit facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. As of April 30, 2005 and January 29, 2005, $11.8 million and $0 respectively, were outstanding under this credit facility. The maximum and average outstanding balances during the thirteen weeks ended April 30, 2005 were $19.3 million and $9.3 million, respectively, compared to $33.2 million and $25.8 million, respectively for the same period in the prior year. The decrease in the maximum and average outstanding balances from the prior year was due to the pay down of debt during fiscal 2005 with cash provided by operating activities. The outstanding borrowings as of April 30, 2005 had interest rates ranging from 3.89% to 4.70%.

     Additionally, as of April 30, 2005 and January 29, 2005, the Company has outstanding borrowings under an industrial revenue bond totaling $7.5 million, which is secured by certain property.

Financial Position

     Inventory balances at April 30, 2005 compared to January 29, 2005 increased due to seasonal fluctuation in inventory. Inventory levels are lowest at January 29, 2005 due to large post holiday returns to vendors. Accrued expenses at April 30, 2005 compared to January 29, 2005 decreased due to lower capital expenditures and payment of fiscal 2005 management bonuses in the first quarter of fiscal 2006.

Future Commitments

     The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at April 30, 2005 (in thousands):

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS

                               Total       FY 2006      FY 2007      FY 2008       FY 2009       FY 2010     Thereafter
                               -----       -------      -------      -------       -------       -------     ----------
Long-term debt-revolving
credit facility.........    $  11,840            -            -     $ 11,840              -            -            -
Long-term debt
-industrial
revenue bond............        7,500            -        7,500            -              -            -            -
                              -------       ------       ------       ------         ------        -----       ------
Subtotal of debt........       19,340            -        7,500       11,840              -            -            -
Operating leases........      110,106       21,158       22,918       19,167         14,502        9,495       22,866
                              -------       ------       ------       ------         ------        -----       ------
Total of obligations....    $ 129,446     $ 21,158     $ 30,418     $ 31,007       $ 14,502      $ 9,495     $ 22,866
                            =========     ========     ========     ========       ========      =======     ========

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, the Company's maximum liability under such indemnities is not explicitly stated, and therefore the overall maximum amount of the Company's obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company's balance sheet at April 30, 2005 and January 29, 2005 as such liabilities are considered de minimis.

Cash Flows

     Operating activities used cash of $18.4 million and $9.2 million in the thirteen week periods ended April 30, 2005 and May 1, 2004, respectively, and included the following effects:

o Cash used for inventories in the thirteen week periods ended April 30, 2005 and May 1, 2004 was $11.0 million and $6.7 million, respectively. The higher usage was primarily due to opening four new stores during the current period.
o        Cash used for accounts payable in the thirteen week periods ended
         April 30, 2005 and May 1, 2004 was $1.6 million and $0.8 million, respectively. This change was due to improved leveraging of accounts payable with vendors in the first quarter of fiscal 2005.
o Depreciation and amortization expenses were $3.9 million and $4.6 million, respectively in the thirteen week periods ended April 30, 2005 and May 1, 2004. Decrease in depreciation and amortization expense was due to the impact of certain assets becoming fully depreciated during the prior year.

     Cash flows used in investing activities reflected a $1.7 million and $2.8 million net use of cash for the thirteen week periods ended April 30, 2005 and May 1, 2004, respectively. Cash was used primarily to fund capital expenditures for new stores, store relocations, renovation and improvements to existing stores, and investments in management information systems.

     Financing activities provided cash of $9.9 million and $11.7 million in the thirteen week periods ended April 30, 2005 and May 1, 2004, respectively, principally from net borrowings under the revolving credit facility.

OUTLOOK

     During the thirteen weeks ended April 30, 2005, the Company opened four stores, relocated one store, remodeled two stores and closed three stores. For the remainder of fiscal 2006, the Company expects to open four to six stores, complete remodels on approximately fifteen to twenty stores, and close one to two stores. The Company's capital expenditures totaled $1.7 million in the thirteen week period ended April 30, 2005. Management estimates that capital expenditures for the remainder of fiscal 2006 will be approximately $14.3 million and that such amounts will be used primarily for opening new stores, making relocations, renovation and improvements to existing stores, upgrading and expanding warehouse distribution facilities, and investing in management information systems. Management believes that existing cash on hand and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 2006.

RELATED PARTY ACTIVITIES

     Charles C. Anderson, a former director of the Company, Terry C. Anderson, a director of the Company, and Clyde B. Anderson, a director and officer of the Company, have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities ("related parties") are summarized in the following paragraphs.

     The Company purchases a substantial portion of its magazines as well as certain of their seasonal music and newspapers from Anderson Media Corporation ("Anderson Media"), an affiliate through common ownership. During the thirteen weeks ended April 30, 2005 and May 1, 2004, purchases of these items from Anderson Media totaled $6,734,000 and $7,006,000, respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. ("Anderson Press"), an affiliate through common ownership. During the thirteen weeks ended April 30, 2005 and May 1, 2004, such purchases from Anderson Press totaled $313,000 and $420,000,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

respectively. The Company purchases certain of its greeting cards and gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the thirteen weeks ended April 30, 2005 and May 1, 2004 were $24,000 and $142,000, respectively. The Company purchases certain magazine subscriptions from Magazines.com, an affiliate through common ownership. During the thirteen weeks ended April 30, 2005 and May 1, 2004, purchases of these items were $17,000 and $24,000, respectively. The Company purchases content for publication from Publication Marketing Corporation, an affiliate through common ownership. During the thirteen weeks ended April 30, 2005 and May 1, 2004, purchases of these items were $17,000 and $18,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD ("Anco Far East"), an affiliate through common ownership. The total paid to Anco Far East was $477,000 and $95,000 during the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $33,000 and $7,000 during the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively.

     The Company sold books to Anderson Media in the amounts of $1,000 and $53,000 during the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. During the thirteen weeks ended April 30, 2005 and May 1, 2004, the Company provided $4,000 and $47,000, respectively, of internet services to Magazines.com. The Company provided internet services to American Promotional Events, and affiliate through common ownership, of $20,000 and $17,000 during the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively.

     The Company leases its principal executive offices from a trust, beneficiaries of which are the grandchildren of Mr. Charles C. Anderson, a former member of the Board of Directors. The lease extends to January 31, 2006. During the thirteen weeks ended April 30, 2005 and May 1, 2004, the Company paid rent of $34,000 in each period to the trust under this lease. Anderson & Anderson LLC ("A&A"), an affiliate through common ownership, also leases three buildings to the Company. During the thirteen weeks ended April 30, 2005 and May 1, 2004, the Company paid A&A a total of $111,000 and $110,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $103,000 at April 30, 2005. The Company subleases certain property to Hibbett Sporting Goods, Inc. ("Hibbett"), a sporting goods retailer in the southeastern United States. The Company's Executive Chairman, Clyde B. Anderson, is a member of Hibbett's board of directors. During each of the thirteen weeks ended April 30, 2005 and May 1, 2004, the Company received $48,000 in rent payments from Hibbett.

     The Company shares ownership of a plane, which the Company uses in the operation of its business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all of the variable cost, and a portion of the fixed cost of the plane. The total amounts received from affiliated companies for use of the plane during the thirteen weeks ended April 30, 2005 and May 1, 2004, was $72,000 and $63,000, respectively. The Company also occasionally rents a plane from A&A as well. The amounts paid to A&A for plane rental were $15,000 and $11,000 for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to interest rate fluctuations involving its credit facilities. The average amount of debt outstanding under the Company's credit facilities was $21.6 million during fiscal 2005. However, the Company utilizes both fixed and variable debt to manage this exposure. The Company entered into two separate $10 million swaps on July 24, 2002. Both expire in August 2005 and, prior to the payoff of the related debt in prior years, effectively fixed the interest rate on $20 million of variable debt at 5.13%. Also, on May 14, 1996, the Company entered into an interest rate swap agreement, with a ten- year term, which carries a notional principal amount of $7.5 million. The swap effectively fixes the interest rate on $7.5 million of variable rate debt at 8.73%. The swap agreement expires on June 7, 2006. The counter parties to the interest rate swaps are parties to the Company's revolving credit facilities. The Company believes the credit and liquidity risk of the counter parties failing to meet their obligations is remote as the Company settles its interest position with the banks on a quarterly basis.

     To illustrate the sensitivity of the results of operations to changes in interest rates on its debt, the Company estimates that a 66% increase in LIBOR rates would have increased interest expense by approximately $16,000 for the thirteen weeks ended April 30, 2005. Likewise, a 66% decrease in LIBOR rates would have decreased interest expense by $16,000 for the thirteen weeks ended May 1, 2004. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years. The estimates do not consider the effect of the potential termination of the interest rate swaps associated with the debt will have on interest expense.

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

     As required by SEC Rule 13a-15(b), management carried out an evaluation, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the fiscal quarter covered by this report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. In performing this evaluation, in light of the pronouncement on February 7, 2005 by the Office of the Chief Accountant of the SEC in a letter to the AICPA, management focused on our lease accounting practices. Specifically, we determined that: (i) our practice of depreciating leasehold improvements over a period of ten years was incorrect, which we corrected by changing the depreciable life for leasehold improvements to the lesser of the economic useful life of the asset or the term of the lease; (ii) our practice of using the store opening date as the starting date for the rent expense calculation was incorrect, which we corrected by changing the calculation of leasehold expense so that straight-line rent expense begins on the date we take possession and have the right to control use of the leased premises; and (iii) our practice of classifying landlord allowances as a reduction of property and equipment on our balance sheet and as a reduction in capital expenditures in our statements of cash flows was incorrect, which we corrected by changing our method of classification so that landlord allowances are classified as a deferred rent credit on our balance sheet and as an operating activity in our statement of cash flows. Funds received from the landlord intended to reimburse the Company for the cost of leasehold improvements will be recorded as a deferred rent credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense.

     Further, after consulting with the Audit Committee and our independent certified public accountants we determined to restate our financial statements for the period ended January 31, 2004 and for the first three quarters of fiscal 2005 and to file a Form 10-K/A amending our Annual Report on Form 10-K for our fiscal year ended January 31, 2004 with restated consolidated financial statements and Forms 10-Q/A amending our interim condensed consolidated financial statements for the first three quarters of fiscal 2005. We did not consider the impact of correcting the previously issued financial statements to be material with respect to any individual reporting period. In most cases, our initial lease term and initial leasehold depreciation matched a 10 year time period and resulted in no material depreciation increase or decrease. Additionally, we did reclassify landlord construction allowances out of leasehold improvements and into the deferred rent credit account. This reclassification did not result in material expense increase or decrease because in most cases the time period of both the straight-line rent expense and leasehold depreciation were matched at 10 years. Management therefore determined the control deficiency in the company's internal control over financial reporting was a significant deficiency and not a material weakness.

     Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report (Form 10-Q), the Company's disclosure controls and procedures were effective at the reasonable assurance level. In concluding that our disclosure controls and procedures were effective as of April 30, 2005, our management considered, the company's depreciable life for leasehold improvements, the calculation to start straight-line rent expense, and our method of classification of landlord allowances, the circumstances that resulted in the restatement of our previously issued financial statements. We also, described above, determined that the amount of the restatement adjustments had no material effect on our consolidated balance sheet and statement of operations for each annual and quarterly period presented, and that these non-cash adjustments had no effect on historical or future cash flows or the timing of payments under our operating leases.

     During the first quarter of fiscal 2006 we made changes in internal control over financial reporting to implement additional review processes relating to our leasing arrangements which were designed to ensure the collection and communication of information necessary for the proper accounting for each lease in accordance with generally accepted accounting principles. The Company also implemented the following accounting changes: (i) we changed the depreciable life for leasehold improvements to the lesser of the economic useful life of the asset or the term of the lease, (ii) we changed the calculation to start straight-line rent expense on the date when the Company takes possession and has the right to control use of the leased premises, and (iii) we changed our method of classification of landlord allowances. As explained above, the Company will now classify landlord allowances as a deferred rent credit on the balance sheet and as an operating activity in the statement of cash flows. Funds received from the landlord intended to reimburse the Company for the cost of leasehold improvements will be recorded as a deferred rent credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense. Management believes that these changes to our internal control over financial reporting as well as our accounting policies have fully remediated the significant deficiency described above.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

     In March 2004, the Board of Directors authorized a new common stock repurchase program for up to 10% of the outstanding stock, or 1,646,624 shares. The following table shows common stock repurchases under the program:

                                                                                                          Maximum Number of
                                                                                 Total Number of          Shares that May Yet
                                       Total Number                              Shares Purchased as      Be Purchased Under
                                       of Shares           Average Price Paid    Part of Publicly         the Program at End
            Period                     Purchased           per Share             Announced Program        of Period
            ------                     ---------           ---------             -----------------        ---------
    1/30/2005 to 2/26/2005               74,001                 $9.4833                 74,001                789,805
    2/27/2005 to 3/2/2005                17,040                 $9.0282                 17,040                772,765
    3/3/2005 to 3/30/2005                52,530                 $9.4552                 52,530                720,235
                                         ------                 -------                 ------                -------
            Total                       143,571                 $9.4193                143,571                720,235
                                        =======                 =======                =======                =======

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

                Exhibit 32.1 Certification of Clyde B. Anderson, Executive Chairman of the Board of Books-A-Million, Inc.,pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

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


                              BOOKS-A-MILLION, INC.


   Date: June 14, 2005                by:/s/ Clyde B. Anderson
                                         ---------------------
                                           Clyde B. Anderson
                                           Executive Chairman of the Board


   Date: June 14, 2005                by:/s/ Sandra B. Cochran
                                         ---------------------
                                           Sandra B. Cochran
                                           President and Chief Executive Officer


   Date: June 14, 2005                by:/s/ Richard S. Wallington
                                         -------------------------
                                           Richard S. Wallington
                                           Chief Financial Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: June 14, 2005

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: June 14, 2005

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: June 14, 2005

                                                      _/s/ Richard S. Wallington
                                                      --------------------------
                                                         Richard S. Wallington
                                                         Chief Financial Officer

Exhibit 32.1

                CERTIFICATION OF EXECUTIVE CHAIRMAN OF THE BOARD

     Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended April 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated: June 14, 2005                        /s/ Clyde B. Anderson
                                              ----------------------------------
                                                 Clyde B. Anderson
                                                 Executive Chairman of the Board

Exhibit 32.2

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended April 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     Dated: June 14, 2005                   /s/ Sandra B. Cochran
                                           -----------------------------------
                                           Sandra B. Cochran
                                           President and Chief Executive Officer

Exhibit 32.3

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended April 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     Dated: June 14, 2005                             /s/ Richard S. Wallington
                                                 -------------------------------
                                                          Richard S. Wallington
                                                        Chief Financial Officer