Form 10-Q
period 2005-07-30
BOOKS A MILLION INC
filed 2005-10-20
CIK 891919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                        For the quarterly period ended:  July 30, 2005
                                                         -------------

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

                                   Yes [X]     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                   Yes         No [X]

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of October 17, 2005 were 16,517,430 shares.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (UNAUDITED)

     Condensed Consolidated Balance Sheets ..............................      3

     Condensed Consolidated Statements of Operations ....................      4

     Condensed Consolidated Statement of Changes in Stockholder's Equity       5

     Condensed Consolidated Statements of Cash Flows ....................      6

     Notes to Condensed Consolidated Financial Statements ...............      7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................     14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .....     20

Item 4.  Controls and Procedures ........................................     21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................     24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ....     24

Item 3.  Defaults Upon Senior Securities ................................     24

Item 4.  Submission of Matters of Vote of Security-Holders ..............     25

Item 5.  Other Information ..............................................     25

Item 6.  Exhibits .......................................................     25

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                               AS OF JULY 30, 2005      AS OF JANUARY 29, 2005
                                                                   (UNAUDITED)
                                                            -------------------------  -------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ............................           $    7,143           $    16,559
   Accounts receivable, net .............................                6,955                 6,543
   Related party accounts receivable, net ...............                  168                    73
   Inventories ..........................................              209,742               210,270
   Prepayments and other ................................                6,599                 6,911
   Deferred income taxes ................................                5,561                 1,704
                                                                       -------               -------
      TOTAL CURRENT ASSETS ..............................              236,168               242,060
                                                                       -------               -------
PROPERTY AND EQUIPMENT:
   Gross property and equipment .........................              198,308               195,964
   Less accumulated depreciation and amortization .......             (145,336)             (140,018)
                                                                       -------               -------
      NET PROPERTY AND EQUIPMENT ........................               52,972                55,946
                                                                       -------               -------
OTHER ASSETS
   Other assets .........................................                3,127                 2,806
                                                                       -------               -------
       TOTAL ASSETS .....................................           $  292,267           $   300,812
                                                                       =======               =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .....................................           $   95,678           $    99,035
   Related party accounts payable .......................                5,238                 7,741
   Accrued expenses .....................................               32,436                38,360
   Accrued income taxes .................................                 --                   1,542
                                                                       -------               -------
      TOTAL CURRENT LIABILITIES .........................              133,352               146,678
                                                                       -------               -------
LONG-TERM DEBT ..........................................                7,500                 7,500
DEFERRED INCOME TAXES ...................................                3,756                 1,415
OTHER LONG-TERM LIABILITIES .............................               12,080                10,360
                                                                       -------               -------
       TOTAL NON-CURRENT LIABILITIES ....................               23,336                19,275
                                                                       -------               -------
COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares
   authorized, no shares outstanding.....................                 --                    --
   Common stock, $.01 par value, 30,000,000 shares
   authorized, 19,400,361 and 19,067,960 shares issued at
   July 30, 2005 and January 29, 2005, respectively......                  194                   191
   Additional paid-in capital ...........................               77,235                74,505
   Less treasury stock, at cost (2,992,846 and 2,792,869
   shares at July 30, 2005 and January 29, 2005,
   respectively).........................................              (14,301)              (11,630)
   Deferred compensation ................................               (1,073)                 (481)
   Accumulated other comprehensive loss, net of tax .....                  (85)                 (195)
   Retained earnings ....................................               73,609                72,469
                                                                       -------               -------
       TOTAL STOCKHOLDERS' EQUITY .......................              135,579               134,859
                                                                       -------               -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......           $  292,267           $   300,812
                                                                       =======               =======

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                                  --------------------             ----------------------
                                                             JULY 30, 2005  JULY 31, 2004    JULY 30, 2005    JULY 31, 2004
                                                             -------------  -------------    -------------    -------------
NET SALES ............................................       $ 122,418        $ 113,494        $ 235,422        $ 221,407
   Cost of products sold (including warehouse
   distribution and store occupancy costs) ...........          88,327           82,474          169,669          160,199
                                                               -------          -------          -------          -------
GROSS PROFIT .........................................          34,091           31,020           65,753           61,208
   Operating, selling and administrative expenses ....          26,810           24,622           52,406           47,692
   Depreciation and amortization .....................           4,088            4,313            8,026            8,936
                                                               -------          -------          -------          -------
OPERATING INCOME .....................................           3,193            2,085            5,321            4,580
   Interest expense, net .............................             415              487              799            1,005
                                                               -------          -------          -------          -------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES            2,778            1,598            4,522            3,575
   Income taxes provision ............................           1,069              571            1,732            1,323
                                                               -------          -------          -------          -------
INCOME FROM CONTINUING OPERATIONS ....................           1,709            1,027            2,790            2,252
DISCONTINUED OPERATIONS (NOTE 10)
 Loss from discontinued operations before income taxes             (13)             (60)             (47)             (56)
   Income tax benefit ................................               5               22               18               21
                                                               -------          -------          -------          -------
     LOSS FROM DISCONTINUED OPERATIONS ...............              (8)             (38)             (29)             (35)
                                                               -------          -------          -------          -------
NET INCOME ...........................................       $   1,701        $     989        $   2,761        $   2,217
                                                               =======          =======          =======          =======
NET INCOME PER COMMON SHARE:
BASIC:
    INCOME FROM CONTINUING OPERATIONS ................       $    0.10        $    0.06        $    0.17        $    0.13
    LOSS FROM DISCONTINUED OPERATIONS ................            --               --               --               --
                                                               -------          -------          -------          -------
   NET INCOME ........................................       $    0.10        $    0.06        $    0.17        $    0.13
                                                               =======          =======          =======          =======
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
       BASIC..........................................          16,299           16,497           16,250           16,471
                                                               =======          =======          =======          =======
DILUTED:
    INCOME FROM CONTINUING OPERATIONS ................       $    0.10        $    0.06        $    0.16        $    0.13
    LOSS FROM DISCONTINUED OPERATIONS ................            --               --               --               --
                                                               -------          -------          -------          -------
   NET INCOME ........................................       $    0.10        $    0.06        $    0.16        $    0.13
                                                               =======          =======          =======          =======
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
       DILUTED........................................          16,884           17,225           16,862           17,220
                                                               =======          =======          =======          =======

DIVIDENDS PER SHARE - DECLARED .......................       $    0.05        $    --          $    0.10        $    --
                                                               =======          =======          =======          =======

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        Accumulated
                                       Additional                           Unvested                       Other          Total
                       Common Stock     Paid-In      Treasury Stock     Restricted Stock     Retained   Comprehensive  Stockholders'
(in thousands)       Shares    Amount   Capital     Shares     Amount    Shares    Amount    Earnings   Income (Loss)     Equity
                     --------------------------------------------------------------------------------------------------------------
BALANCE JANUARY
29, 2005..........   19,068     $191     $74,505    2,793    $(11,630)      -       $(481)    $72,469         $(195)      $134,859

Net income........                                                                              2,761                        2,761

Unrealized gain
on accounting for
derivative
instruments, net
of tax provision
of $71............                                                                                              110            110
                                                                                                                           -------
Subtotal
comprehensive
income............                                                                                                           2,871
                                                                                                                           -------
Purchase of
treasury stock....                                    200      (2,671)                                                      (2,671)

Dividends paid....                                                                            (1,621)                       (1,621)

Issuance of
restricted stock..       40                  775                                     (775)                                       -

Amortization of
deferred
compensation
related to
restricted stock..                                                                    183                                      183

Issuance of stock
for employee
stock purchase
plan..............       13                    71                                                                               71

Exercise of stock
options..........       279        3        1,627                                                                            1,630

Tax benefit from
exercise of stock
options..........                             257                                                                              257
                     --------------------------------------------------------------------------------------------------------------
BALANCE JULY 30,
2005                 19,400     $194      $77,235   2,993    $(14,301)       -    $(1,073)   $73,609           $(85)      $135,579
                     ==============================================================================================================

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                TWENTY-SIX WEEKS ENDED
                                                                                ----------------------
                                                                             JULY 30, 2005      JULY 31, 2004
                                                                           ----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................        $ 2,761         $ 2,217
                                                                                 ------           -----
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization .....................................          8,036           8,975
     Deferred (compensation) amortization ..............................           (592)             63
     Loss on impairment of assets ......................................           --                 3
     (Gain)/Loss on disposal of property ...............................              1             (12)
     Change in deferred income taxes ...................................         (1,516)           (233)
       Increase in inventories .........................................            528             731
       Increase (Decrease) in accounts payable .........................         (5,860)           (660)
       Changes in certain other assets and liabilities .................         (5,623)         (3,544)
                                                                                 ------           -----
        Total adjustments ..............................................         (5,026)          5,323
                                                                                 ------           -----
        Net cash provided by (used in) operating activities ............         (2,265)          7,540
                                                                                 ------           -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................................................         (5,341)         (5,387)
   Proceeds from sale of equipment .....................................              6              13
                                                                                 ------           -----
        Net cash used in investing activities ..........................         (5,335)         (5,374)
                                                                                 ------           -----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities ..................................         97,860          95,120
   Repayments under credit facilities ..................................        (97,860)        (97,060)
   Purchase of treasury stock ..........................................         (2,671)           (548)
   Proceeds from sale of common stock, net .............................          2,476             415
   Payment of dividends ................................................         (1,621)           --
                                                                                 ------           -----
        Net cash used in financing activities ..........................         (1,816)         (2,073)
                                                                                 ------           -----
Net increase (decrease) in cash and cash equivalents ...................         (9,416)             93
Cash and cash equivalents at beginning of period .......................         16,559           5,348
                                                                                 ------           -----
Cash and cash equivalents at end of period .............................        $ 7,143         $ 5,441
                                                                                 ======           =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the twenty-six week period for:
            Interest ...................................................        $   832         $ 1,013
            Income taxes, net of refunds ...............................        $ 4,761         $ 4,241

                             SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of Books-A-Million, Inc. and its subsidiaries (the "Company") for the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2005 included in our Fiscal 2005 Annual Report on Form 10-K. In the opinion of management, the financial statements included herein contain all adjustments considered necessary for a fair presentation of our financial position as of July 30, 2005, and the results of its operations and cash flows for the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Stock-Based Compensation

     The Company has a stock option plan that provides for the issuance of options to employees and members of the board of directors. With the approval of the 2005 Incentive Award Plan by our stockholders at the Company's annual meeting, there will be no additional awards made under the Company's stock option plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost for this plan is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148") "Accounting for Stock-Based Compensation--Transaction and Disclosure--an Amendment of FASB Statement No. 123," to stock-based employee compensation (in thousands except per share amounts):

                                              For the Thirteen Weeks Ended            For the Twenty-Six Weeks Ended
                                              ----------------------------            ------------------------------
In thousands                                July 30, 2005        July 31, 2004       July 30, 2005       July 31, 2004
                                            -------------        -------------       -------------       -------------

Net income, as reported..............         $  1,701              $   989            $  2,761             $  2,217
Deduct:  Total stock-based
   employee compensation
   expense determined under
   fair value based method for all
   awards, net of  tax effects.......              138                  341                 276                  682
                                              --------              -------            --------             --------
Pro forma net income.................         $  1,563              $   648            $  2,485             $  1,535
Net income per common share:
Basic--as reported...................         $   0.10              $  0.06            $   0.17             $   0.13
Basic--pro forma.....................         $   0.10              $  0.04            $   0.15             $   0.09
Diluted--as reported.................         $   0.10              $  0.06            $   0.16             $   0.13
Diluted--pro forma...................         $   0.09              $  0.04            $   0.15             $   0.09
                                              ========              =======            ========             ========


     There were no new grants of stock options in fiscal 2006. Stock-based compensation expense in the above table for fiscal 2006 relates to options granted in prior years that would be expensed over their vesting period. The fair value of the options granted under the Company's stock option plan for fiscal 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: $0.03 per quarter dividend yield; expected stock price volatility rate of .44; risk-free interest rates of 3.45% to 4.31%; and expected lives of six or ten years.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     On June 1, 2005, the stockholders of the Company approved the adoption of the Books-A-Million, Inc. 2005 Incentive Award Plan. The Company's board of directors had previously approved this plan subject to stockholder approval. An aggregate of 300,000 shares of common stock may be issued pursuant to awards granted under the Plan. On June 29, 2005 the Company granted 77,100 shares of restricted stock to the Company's officers and key employees pursuant to the terms of the Plan. The compensation expense related to these grants is being expensed over the vesting period for the individual grants. In fiscal 2006, the Company has recorded $103,314 of stock-based compensation expense for the restricted stock grants. Additionally, the Company granted 3,333 shares to a Director that joined the Company's Board of Directors in August 2005. The expense related to the Director's grant will be expensed over the vesting period of the grant starting in the third quarter.

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

                                                                               For the Thirteen Weeks Ended
                                                                               ----------------------------
                                                                                     (in thousands)
                                                                                     --------------
                                                                    July 30, 2005                         July 31, 2004
                                                                    -------------                         -------------
          Weighted average shares outstanding:
          Basic...........................................               16,299                              16,497
          Dilutive effect of stock options and restricted
             stock outstanding............................                  585                                 728
                                                                         ------                              ------
          Diluted.........................................               16,884                              17,225
                                                                         ======                              ======

                                                                               For the Twenty-Six Weeks Ended
                                                                               ------------------------------
                                                                                     (in thousands)
                                                                                     --------------
                                                                    July 30, 2005                         July 31,2004
                                                                    -------------                         ------------
          Weighted average shares outstanding:
          Basic...........................................               16,250                              16,471
          Dilutive effect of stock options and restricted
              stock outstanding...........................                  612                                 749
                                                                         ------                              ------
          Diluted.........................................               16,862                              17,220
                                                                         ======                              ======


     Options outstanding to purchase 150,000 and 796,000 shares of common stock as of July 30, 2005 and July 31, 2004, respectively, were not included in the table above as they were anti-dilutive under the treasury stock method.

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

     The Company purchases a substantial portion of its magazines as well as certain of their seasonal music and newspapers from Anderson Media Corporation ("Anderson Media"), an affiliate through common ownership. During the twenty-six weeks ended July 30, 2005 and July 31, 2004, purchases of these items from Anderson Media totaled $12,939,000 and $12,383,000, respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. ("Anderson Press"), an affiliate through common ownership. During the twenty-

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

six weeks ended July 30, 2005 and July 31, 2004, such purchases from Anderson Press totaled $657,000 and $224,000, respectively. The Company purchases certain of its greeting cards and gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the twenty-six weeks ended July 30, 2005 and July 31, 2004 were $134,000 and $230,000, respectively. The Company purchases certain magazine subscriptions from Magazines.com, an affiliate through common ownership. During the twenty-six weeks ended July 30, 2005 and July 31, 2004, purchases of these items were $27,000 and $37,000, respectively. The Company purchases content for publication from Publication Marketing Corporation, an affiliate through common ownership. During the twenty-six weeks ended July 30, 2005 and July 31, 2004, purchases of these items were $29,000 and $24,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD ("Anco Far East"), an affiliate through common ownership. The total paid to Anco Far East was $1,398,000 and $322,000 during the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $98,000 and $23,000 during the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively.

     The Company sold books to (received returns from) Anderson Media in the amounts of $6,000 and ($31,000) during the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. During the twenty-six weeks ended July 30, 2005 and July 31, 2004, the Company provided $8,000 and $47,000, respectively, of internet services to Magazines.com. The Company provided internet services to American Promotional Events, an affiliate through common ownership, of $64,000 and $54,000 during the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively.

     The Company leases its principal executive offices from a trust, beneficiaries of which are the grandchildren of Mr. Charles C. Anderson, a former member of the Board of Directors. The lease extends to January 31, 2006. During the twenty-six weeks ended July 30, 2005 and July 31, 2004, the Company paid rent of $69,000 in each period to the trust under this lease. Anderson & Anderson LLC ("A&A"), an affiliate through common ownership, also leases three buildings to the Company. During the twenty-six weeks ended July 30, 2005 and July 31, 2004, the Company paid A&A a total of $222,000 and $220,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $69,000 at July 30, 2005. The Company subleases certain property to Hibbett Sporting Goods, Inc. ("Hibbett"), a sporting goods retailer in the southeastern United States. The Company's Executive Chairman, Clyde B. Anderson, is a member of Hibbett's board of directors. During the twenty-six weeks ended July 30, 2005 and July 31, 2004, the Company received $95,000 in rent payments from Hibbett.

     The Company shares ownership of a plane, which the Company uses in the operation of its business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all of the variable cost, and a portion of the fixed cost of the plane. The total amounts received from affiliated companies for use of the plane during the twenty-six weeks ended July 30, 2005 and July 31, 2004, were $157,000 and $130,000, respectively. The
Company also occasionally rents a plane from A&A as well. The amounts paid to A&A for plane rental were $31,000 and $15,000 for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively.


4.       DERIVATIVE AND HEDGING ACTIVITIES

     The Company is subject to interest rate fluctuations involving its credit facilities and debt related to an industrial development revenue bond (the "Bond"). However, the Company uses fixed interest rate hedges to manage this exposure. The Company entered into two separate $10 million interest rate swaps on July 24, 2002. Both expired in August 2005 and effectively fixed the interest rate on $20 million of variable credit facility debt at 5.13% (the "Credit Facility Hedges"). The Company has not replaced the Credit Facility Hedges. In addition, the Company entered into a $7.5 million interest rate swap in May 1996 that expires in June 2006 and effectively fixed the interest rate on the Bond at 8.73% (the "Bond Hedge"). The counter party to the Bond Hedge is a primary bank in the Company's credit facility. The Company believes the credit and liquidity risk of the counter party failing to meet its obligation under the Bond Hedge is remote.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The Bond Hedge is a cash flow hedge, and until the fourth quarter of fiscal 2004 and the fourth quarter of fiscal 2005, respectively, the Credit Facility hedges were cash flow hedges. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt and related interest expense. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income (loss) or in earnings, depending on the type of hedging relationship. Over time, amounts held in accumulated other comprehensive income (loss) will be reclassified to earnings if the hedge transaction becomes ineffective.

     The Company's interest rate swaps described above are reported as a liability classified in other long-term liabilities in the accompanying condensed consolidated balance sheets at their fair value of $213,000 and $543,000 as of July 30, 2005 and January 29, 2005, respectively. For the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively, adjustment gains of $58,000 (net of tax provision of $34,000) and $131,000 (net of tax provision of $77,000), respectively, and in the twenty-six weeks ended July 30, 2005 and July 31, 2004, adjustment gains of $110,000 (net of tax provision of $71,000) and $226,000 (net of tax provision of $133,000), respectively, were recorded as unrealized gains in accumulated other comprehensive income (loss) and are detailed in Note 5. During the fourth quarter of fiscal 2004, one of the Credit Facility Hedges no longer qualified for hedge accounting under SFAS No. 133; as a result, the Company de-designated the hedge. In addition, in the fourth quarter of fiscal 2005, the other Credit Facility Hedge no longer qualified for hedge accounting under SFAS No. 133, and the Company de-designated that hedge at that time. For the thirteen weeks ended July 30, 2005 and July 31, 2004, pre-tax gains of $62,000 and $105,000, respectively were recorded in earnings related to the de-designated hedges. For the twenty-six weeks ended July 30, 2005 and July 31, 2004, pre-tax gains of $147,000 and $179,000, respectively, were recorded in earnings related to the de-designated hedges.

5.       COMPREHENSIVE INCOME

     Comprehensive income is net income plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to the Company are the unrealized gains (losses) on the hedges explained in Note 4, as follows:

   COMPREHENSIVE INCOME (LOSS)                      Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                                       (in thousands)                          (in thousands)
                                                    ----------------------                -------------------------
                                              July 31, 2005       July 31, 2004      July 31, 2005       July 31, 2004
                                              -------------       -------------      -------------       -------------
   Net Income.........................             $1,701               $989              $2,761              $2,217
   Unrealized gains (losses) on
   hedges, net of deferred tax
   provision (benefit) for the
   thirteen-week periods of $34 and
   $77, respectively, and the
   twenty-six week periods of $71
   and $133, respectively.............                 58                131                 110                 226
                                                   ------             ------              ------              ------
   Total comprehensive income.........             $1,759             $1,120              $2,871              $2,443
                                                   ======             ======              ======              ======

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       COMMITMENTS AND CONTINGENCIES

     The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.

     From time to time, the Company enters into certain types of agreements that require the Company to indemnify parties against third party claims under certain circumstances. Generally these agreements relate to: (a) agreements with vendors and suppliers under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company's request or otherwise on its behalf, (b) agreements to indemnify vendors against trademark and copyright infringement claims concerning books published or merchandise manufactured specifically for or on behalf of the Company, (c) real estate leases, under which the Company may agree to indemnify the lessors from claims arising from the Company's use of the property, and (d) agreements with the Company's directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company has directors and officers liability insurance, which, subject to the policy's conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

     The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, the Company's maximum liability under such indemnities is not explicitly stated, and, therefore, the overall maximum amount of the Company's obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company's balance sheet at July 30, 2005 and January 29, 2005 as such liabilities are considered de minimis.


7.       INVENTORIES

     Inventories were:

         (In thousands)                 July 30, 2005       January 29, 2005
                                       ---------------     ------------------
          Inventories (at FIFO)        $   211,122            $   211,375
          LIFO reserve                      (1,380)                (1,105)
                                       -----------            -----------
          Net inventories              $   209,742            $   210,270
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


Segment Information (in thousands)                 Thirteen Weeks Ended                       Twenty-Six Weeks Ended
                                                   --------------------                       ----------------------
                                              July 30, 2005      July 31, 2004         July 30, 2005       July 31, 2004
                                            ------------------  -----------------    ------------------  ------------------
NET SALES
     Retail Trade .................           $ 120,410            $ 111,505            $ 232,222            $ 217,504
     Electronic Commerce Trade ....               6,661                6,377               13,180               12,675
     Intersegment Sales Elimination              (4,653)              (4,388)              (9,980)              (8,772)
                                                -------              -------              -------              -------
          Net Sales ...............           $ 122,418            $ 113,494            $ 235,422            $ 221,407
                                                =======              =======              =======              =======

OPERATING INCOME
     Retail Trade .................           $   3,177            $   1,742            $   5,251            $   4,019
     Electronic Commerce Trade ....                 180                  167                  172                  252
     Intersegment Elimination of
       Certain Costs...............                (164)                 176                 (102)                 309
                                                -------              -------              -------              -------
          Total Operating Income ..           $   3,193            $   2,085            $   5,321            $   4,580
                                                =======              =======              =======              =======

                                                                                           As of             As of
                                                                                       July 30, 2005    January 29, 2005
                                                                                    ------------------  ------------------
ASSETS
     Retail Trade..................                                                     $ 291,276            $ 299,703
     Electronic Commerce Trade.....                                                         1,146                1,372
     Intersegment Asset Elimination                                                          (155)                (263)
                                                                                          -------              -------
          Total Assets.............                                                     $ 292,267            $ 300,812
                                                                                          =======              =======

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.       RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R (revised 2004, "Share-Based Payment"). SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes ABP Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R is effective at the beginning of the first annual period beginning after June 15, 2005 (as modified by the SEC on April 14, 2005). Under ABP Opinion No. 25, no stock-based compensation cost has been reflected in the net income of the Company for grants of stock options to employees. Beginning in fiscal 2007, the Company will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees. The impact of adopting this new accounting standard on the Company's financial position, results of operations or cash flows has not yet been determined.

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

     FASB Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") was issued in January 2003. This interpretation requires consolidation of variable interest entities ("VIE"), formerly referred to as "special purpose entities," if certain, conditions are met. The interpretation applied immediately to VIE's created after January 31, 2003, and to interests obtained in VIE's after January 31, 2003. Beginning after June 15, 2003, the interpretation applied also to VIE's created or interest obtained in VIE's before January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities - An Interpretation of ARB 51," (revised December 2003) ("FIN 46R), which includes significant amendments to previously issued FIN No. 46. Among other provisions, FIN 46R includes revised transition dates for public entities. The Company adopted the provisions of FIN 46R in the first quarter of fiscal 2005. The adoption of this interpretation did not have a material effect on the Company's financial position, results of operations or cash flows.


10.      DISCONTINUED OPERATIONS

     Discontinued operations represent closure in fiscal 2005 of two retail stores in markets in Florida and Mississippi and the closure in fiscal 2006 of one retail store in a Tennessee market where the Company does not expect another of its existing stores to absorb the closed store's customers. For the thirteen week periods ended July 30, 2005 and July 31, 2004, these stores had net sales of $0 and $571,000, respectively, and pretax operating losses of $13,000 and $60,000, respectively. For the twenty-six week periods ended July 30, 2005 and July 31, 2004, these stores had net sales of $109,000 and $1,173,000, respectively, and pretax operating income losses of $47,000 and $56,000, respectively. Also included in the loss on discontinued operations are store closing costs of $4,000 and $20,000 for the thirteen and twenty-six weeks ended July 30, 2005, respectively. Expenses relating to store closings when the store is not classified as a discontinued operation are reported in operating, selling and administrative expenses. If the store is closed and another store is in the same market and the cash flows are expected to be materially recovered, the store is not considered a discontinued operation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: a restatement of our quarterly or annual financial statements as a result of a material weakness in internal control over financial reporting; the competitive environment in the book retail industry in general and in our specific market areas; inflation; economic conditions in general and in our specific market areas; the number of store openings and closings; the profitability of certain product lines, capital expenditures and future liquidity; liability and other claims asserted against us; uncertainties related to the Internet and our internet initiatives; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon the assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


GENERAL

     We were founded in 1917 and as of July 30, 2005 we operate 207 retail bookstores, including 172 superstores, concentrated in the southeastern United States.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

     In September 2005, during the course of its effort to implement Section 404 of the Sarbanes Oxley Act, management identified certain control deficiencies. After meeting with the Audit Committee of the Board of Directors, management determined that certain of these control deficiencies constituted significant deficiencies which in the aggregate constituted a material weakness. The material weakness identified consists of a combination of the following significant deficiencies relating to accounts payable: (i) inadequate controls over the data used to perform cost of goods sold calculations; (ii) inadequate segregation of duties for accounts payable management; and (iii) inadequate independent verification of expense invoice payment supporting documentation. Please see "Controls and Procedures" herein.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

                                                 Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                 --------------------            ----------------------
                                           July 30, 2005      July 31, 2004   July 30, 2005   July 31, 2004
                                           -------------      -------------   -------------   -------------
Net sales ...........................            100.0%          100.0%          100.0%          100.0%
Gross profit ........................             27.8%           27.3%           27.9%           27.6%
Operating, selling and administrative
expenses.............................             21.9%           21.7%           22.3%           21.5%
Depreciation and amortization .......              3.3%            3.8%            3.4%            4.0%
                                                 -----           -----           -----           -----
Operating income ....................              2.6%            1.8%            2.2%            2.1%
Interest expense, net ...............              0.3%            0.4%            0.3%            0.5%
                                                 -----           -----           -----           -----
Income from continuing operations
before income taxes..................              2.3%            1.4%            1.9%            1.6%
Income taxes provision ..............              0.9%            0.5%            0.7%            0.6%
                                                 -----           -----           -----           -----
Income from continuing operations ...              1.4%            0.9%            1.2%            1.0%
                                                 -----           -----           -----           -----
Net income ..........................              1.4%            0.9%            1.2%            1.0%
                                                 =====           =====           =====           =====

         Net sales increased $8.9 million, or 7.9%, to $122.4 million in the thirteen weeks ended July 30, 2005, from $113.5 million in the thirteen weeks ended July 31, 2004. Net sales increased $14.0 million, or 6.3%, to $235.4 million in the twenty-six weeks ended July 30, 2005, from $221.4 million in the twenty-six weeks ended July 31, 2004. Comparable store sales in the thirteen weeks ended July 30, 2005 increased 4.4% when compared with the same thirteen week period for the prior year. Comparable store sales increased 4.0% for the twenty-six weeks ended July 30. The increase in comparable store sales for the thirteen and twenty-six week periods was primarily due to higher sales in the book department. The book sales increase was primarily driven by the release of Harry Potter and the Half Blood Prince, as well as strong sales in categories such as Children's, History, Teen Fiction, Cooking, Humor and Inspirational.

     The following table sets forth net sales data for the thirteen weeks and the twenty-six weeks ended July 30, 2005 and July 31, 2004:

Segment Information (in thousands)
                                     Thirteen Weeks Ended                                 Twenty-Six Weeks Ended
                                      --------------------                                ----------------------
                        July 30, 2005    July 31, 2004    $ Change  % Change  July 30, 2005    July 31, 2004   $ Change   % Change
                        -------------    -------------    --------  --------  -------------    -------------   --------   --------
NET SALES
Retail Trade ......      $ 120,410       $ 111,505        $  8,905   8.0%      $ 232,222       $ 217,504        $ 14,718    6.8%
Electronic Commerce
    Trade .........          6,661           6,377             284   4.5%         13,180          12,675             505    4.0%
Intersegment Sales
    Elimination....         (4,653)         (4,388)           (265) (6.0%)        (9,980)         (8,772)         (1,208) (13.8%)
                           -------         -------           -----                -------         -------          ------
          Net Sales      $ 122,418       $ 113,494         $ 8,924   7.9%      $ 235,422       $ 221,407        $ 14,015    6.3%
                           =======         =======           =====                =======         =======          ======

     The increase in net sales for the retail trade segment was primarily due to higher comparable store sales for the thirteen and twenty-six week periods. The increase in net sales for the electronic commerce segment was primarily due to higher bestseller title order volume, including Harry Potter and the Half Blood Prince.

     Gross profit increased $3.1 million, or 9.9%, to $34.1 million in the thirteen weeks ended July 30, 2005 when compared with $31.0 million in the same thirteen week period for the prior year. For the twenty-six weeks ended July 30, 2005, gross profit increased $4.6 million, or 7.4%, to $65.8 million from $61.2 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended July 30, 2005 was 27.8% versus 27.3% in the same period last year. Gross profit as a percentage of sales for the twenty-six weeks ended July 30, 2005 was 27.9% versus 27.6% in the same period last year. The increase in gross profit as a percent of net sales for the thirteen and twenty-six week periods was partially due to increased sales of proprietary and import product which have a higher gross profit margin.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Operating, selling and administrative expenses were $26.8 million in the thirteen week period ended July 30, 2005 compared to $24.6 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended July 30, 2005 increased to 21.9 % from 21.7% in the same period last year. The increase in operating, selling and administrative expenses stated as a percent to sales for the thirteen-week period was primarily due to costs incurred for increased staffing for internal audit and outside professional fees, both related to Sarbanes-Oxley Act compliance work. For the twenty-six weeks ended July 30, 2005, operating, selling and administrative expenses were $52.4 million compared to $47.7 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the twenty-six weeks ended July 30, 2005 increased to 22.3% from 21.5% in the same period last year. The increase in operating, selling and administrative expenses for the twenty-six week period was primarily due to higher store selling costs due to increased staffing to improve customer service, new store costs incurred for four stores opened in the first six months of fiscal 2006 compared to one new store opened in the first six months of fiscal 2005 and increased costs incurred for increased staffing for internal audit and outside professional fees, both related to Sarbanes-Oxley Act compliance work.

     Depreciation and amortization was $4.1 million in the thirteen week period ended July 30, 2005 compared to $4.3 million in the same period last year. In the twenty-six week period ended July 30, 2005 depreciation and amortization decreased 10.2% to $8.0 million from $8.9 million in the same period last year. Decrease in depreciation and amortization expense was due to the impact of certain assets becoming fully depreciated during the prior year.


     The following table sets forth operating income data for the thirteen weeks and the twenty-six weeks ended July 30, 2005 and July 31, 2004:

Segment Information (in thousands)
                                     Thirteen Weeks Ended                             Twenty-Six Weeks Ended
                                      --------------------                            ----------------------
                        July 30, 2005    July 31, 2004    $ Change  % Change  July 30, 2005    July 31, 2004   $ Change   % Change
                        -------------    -------------    --------  --------  -------------    -------------   --------   --------
OPERATING INCOME
Retail Trade............   $ 3,177         $ 1,742         $ 1,435    82.4%     $ 5,251         $ 4,019        $ 1,232     30.7%
Electronic Commerce
    Trade...............       180             167              13     7.8%         172             252            (80)   (31.7%)
Intersegment Elimination
    of Certain Costs....      (164)            176            (340) (193.2%)       (102)            309           (411)  (133.0%)
                             -----           -----           -----                -----           -----          -----
Total Operating Income..   $ 3,193         $ 2,085         $ 1,108    53.1%     $ 5,321         $ 4,580        $   741     16.2%
                             =====           =====           =====                =====           =====           ====


     The increase in operating income for the retail trade segment for the thirteen and twenty-six week periods was due to strong profit growth driven by stronger comparable store sales. Operating income for the electronic commerce segment was relatively flat with last year for the thirteen and twenty-six week periods even though revenue increased due to strong price competition in the electronic commerce market, which put pressure on gross margins.

     Interest expense was $0.4 million in the thirteen weeks ended July 30, 2005 versus $0.5 million in the same period last year and $0.8 million in the twenty-six weeks ended July 30, 2005 versus $1.0 million in the same period last year. The decrease was primarily due to lower average debt balances compared with the prior year.

     Discontinued operations represent the closure in fiscal 2005 of two retail stores in markets in Florida and Mississippi and the closure in fiscal 2006 of one retail store in a Tennessee market where the Company does not expect another of its existing stores to absorb the closed store's customers. For the thirteen week periods ended July 30, 2005 and July 31, 2004, these stores had net sales of $0 and $571,000, respectively, and pretax operating losses of $13,000 and $60,000, respectively. For the twenty-six week periods ended July 30, 2005 and July 31, 2004, these stores had net sales of $109,000 and $1,173,000, respectively, and pretax operating income losses of $47,000 and $56,000, respectively. Also included in the loss on discontinued operations are store closing costs of $4,000 and $20,000 for the thirteen and twenty-six weeks ended July 30, 2005, respectively. Expenses relating to store closings when the store is not classified as a discontinued operation are reported in operating, selling and administrative expenses. If the store is closed and another store is in the same market and the cash flows are expected to be materially recovered, the store is not considered a discontinued operation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. The Company has an unsecured revolving credit facility that allows borrowings up to $100 million, for which no principal repayments are due until the facility expires in July 2007. The credit facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. The Company is in compliance with all of the covenants, including the minimum fixed charge coverage ratio, as of July 30, 2005. As of July 30, 2005 and January 29, 2005, there were no outstanding borrowings under this credit facility. The maximum and average outstanding balances during the thirteen weeks ended July 30, 2005 were $23.7 million and $14.6 million, respectively, compared to $34.4 million and $24.8 million, respectively, for the same period in the prior year. The maximum and average outstanding balances during the twenty-six weeks ended July 30, 2005 were $23.7 million and $12.0 million, respectively, compared to $34.4 million and $25.3 million, respectively, for the same period in the prior year. The decrease in the maximum and average outstanding balances from the prior year was due to the pay down of debt during fiscal 2005 with cash provided by operating activities. The outstanding borrowings as of July 30, 2005 had interest rates ranging from 3.89% to 5.11%.


     Additionally, as of July 30, 2005 and January 29, 2005, the Company has outstanding borrowings under the Bond, an industrial revenue bond totaling $7.5 million which is secured by certain property. The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond on May 30, 2007, unless extended by the bondholder. Such an extension may be renewed annually by the bondholder, at the Company's request, to a date not more than five years from the renewal date.

Financial Position

     Inventory balances at July 30, 2005 compared to January 29, 2005 decreased slightly due to improved inventory management. Accrued expenses at July 30, 2005 compared to January 29, 2005 decreased due to lower capital expenditure accruals and payment of fiscal 2005 management bonuses in the first quarter of fiscal 2006. Annual bonuses are normally paid in the first quarter of the year following the year the bonus was earned.


Future Commitments

     The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at July 30, 2005 (in thousands):

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS

                               Total       FY 2006      FY 2007      FY 2008       FY 2009       FY 2010     Thereafter
                               -----       -------      -------      -------       -------       -------     ----------
Long-term debt-revolving
credit facility (1)......   $       -            -            -            -              -            -            -
Long-term debt
-industrial
revenue bond (2).........       7,500            -            -        7,500              -            -            -
                            ---------     --------     --------     --------       --------     --------     --------
Subtotal of debt.........       7,500            -            -        7,500              -            -            -
Operating leases.........     115,002       14,389       24,053       20,482         15,868       11,279       28,931
                            ---------     --------     --------     --------       --------     --------     --------
Total of obligations.....   $ 122,502     $ 14,389     $ 24,053     $ 27,982       $ 15,868     $ 11,279     $ 28,931
                            =========     ========     ========     ========       ========     ========     ========

(1) Revolving credit facility expires in July 2007. There were no outstanding borrowings under the facility on July 30, 2005 .
(2) The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond on May 30, 2007, unless extended by the bondholder. Such an extension may be renewed annually by the bondholder, at the Company's request, to a date not more than five years from the renewal date.

Guarantees

     From time to time, the Company enters into certain types of agreements that contingently require the Company to indemnify parties against third party claims. Generally these agreements relate to: (a) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company's request or otherwise on its behalf, (b) agreements to

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured specifically for or on behalf of the Company, (c) real estate leases, under which the Company may agree to indemnify the lessors from claims arising from the Company's use of the property, and (d) agreements with the Company's directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company has Directors and Officers Liability Insurance, which, subject to the policy's conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

     The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, the Company's maximum liability under such indemnities is not explicitly stated, and therefore the overall maximum amount of the Company's obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company's balance sheet at July 30, 2005 and January 29, 2005 as such liabilities are considered de minimis.


Cash Flows

     Operating activities provided (used) cash of ($2.3) million and $7.5 million in the twenty-six week periods ended July 30, 2005 and July 31, 2004, respectively, and included the following effects:

o Cash provided by inventories in the twenty-six week periods ended July 30, 2005 and July 31, 2004 was $0.5 million and $0.7 million, respectively.
o Cash used for accounts payable in the twenty-six week periods ended July 30, 2005 and July 31, 2004 was $5.9 million and ($0.7) million, respectively. This change was due to the timing of payments for purchases from vendors in the first six months of fiscal 2006.
o Depreciation and amortization expenses were $8.0 million and $9.0 million, respectively in the twenty-six week periods ended July 30, 2005 and July 31, 2004. Decrease in depreciation and amortization expense was due to the impact of certain assets becoming fully depreciated during the prior year.

     Cash flows used in investing activities reflected a $5.3 million and $5.4 million net use of cash for the twenty-six week periods ended July 30, 2005 and July 31, 2004, respectively. Cash was used primarily to fund capital expenditures for new stores, store relocations, renovation and improvements to existing stores, and investments in management information systems.

     Financing activities used cash of $1.8 million and $2.1 million in the twenty-six week periods ended July 30, 2005 and July 31, 2004, respectively. The cash used in the twenty-six weeks ended July 30, 2005 was primarily used for the purchase of treasury stock and for the payment of dividends. This was partially offset by cash generated by the exercise of employee stock options. Cash used in the prior year's twenty-six week period was principally for net repayments for the revolving credit facility.

     On June 23, 2005, the Company commenced a modified "Dutch Auction" tender offer (the "Tender Offer") to purchase up to 4,000,000 shares of its outstanding common stock at a price per share of not less than $8.75 nor in excess of $10.00 per share, for an aggregate purchase price of up to $40.0 million. Pursuant to the Tender Offer, the Company purchased 56,406 shares of common stock at a purchase price of $10.00 per share, for a total cost of $564,060.

OUTLOOK

     During the twenty-six weeks ended July 30, 2005, the Company opened four stores, relocated one store, remodeled thirteen stores and closed three stores. For the remainder of fiscal 2006, the Company expects to open three to five stores, complete remodels on approximately five to ten stores, and close one to two stores. The Company's capital expenditures totaled $5.3 million in the twenty-six week period ended July 30, 2005. Management estimates that capital expenditures for the remainder of fiscal 2006 will be approximately $10.7 million and that such amounts will be used primarily for opening new stores, relocating and remodeling existing stores, upgrading and expanding warehouse distribution facilities, and investing in management information systems. Management believes that existing cash on hand and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 2006 and for all of fiscal 2007.

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

     The Company purchases a substantial portion of its magazines as well as certain of their seasonal music and newspapers from Anderson Media Corporation ("Anderson Media"), an affiliate through common ownership. During the twenty-six weeks ended July 30, 2005 and July 31, 2004, purchases of these items from Anderson Media totaled $12,939,000 and $12,383,000, respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. ("Anderson Press"), an affiliate through common ownership. During the twenty-six weeks ended July 30, 2005 and July 31, 2004, such purchases from Anderson Press totaled $657,000 and $224,000, respectively. The Company purchases certain of its greeting cards and gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the twenty-six weeks ended July 30, 2005 and July 31, 2004 were $134,000 and $230,000, respectively. The Company purchases certain magazine subscriptions from Magazines.com, an affiliate through common ownership. During the twenty-six weeks ended July 30, 2005 and July 31, 2004, purchases of these items were $27,000 and $37,000, respectively. The Company purchases content for publication from Publication Marketing Corporation, an affiliate through common ownership. During the twenty- six weeks ended July 30, 2005 and July 31, 2004, purchases of these items were $29,000 and $24,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD ("Anco Far East"), an affiliate through common ownership. The total paid to Anco Far East was $1,398,000 and $322,000 during the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $98,000 and $23,000 during the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively.

     The Company sold books to (received returns from) Anderson Media in the amounts of $6,000 and ($31,000) during the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. During the twenty-six weeks ended July 30, 2005 and July 31, 2004, the Company provided $8,000 and $47,000, respectively, of internet services to Magazines.com. The Company provided internet services to American Promotional Events, an affiliate through common ownership, of $64,000 and $54,000 during the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively.

     The Company leases its principal executive offices from a trust, beneficiaries of which are the grandchildren of Mr. Charles C. Anderson, a former member of the Board of Directors. The lease extends to January 31, 2006. During the twenty-six weeks ended July 30, 2005 and July 31, 2004, the Company paid rent of $69,000 in each period to the trust under this lease. Anderson & Anderson LLC ("A&A"), an affiliate through common ownership, also leases three buildings to the Company. During the twenty-six weeks ended July 30, 2005 and July 31, 2004, the Company paid A&A a total of $222,000 and $220,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $69,000 at July 30, 2005. The Company subleases certain property to Hibbett Sporting Goods, Inc. ("Hibbett"), a sporting goods retailer in the southeastern United States. The Company's Executive Chairman, Clyde B. Anderson, is a member of Hibbett's board of directors. During the twenty-six weeks ended July 30, 2005 and July 31, 2004, the Company received $95,000 in rent payments from Hibbett.

     The Company shares ownership of a plane, which the Company uses in the operation of its business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all of the variable cost, and a portion of the fixed cost of the plane. The total amounts received from affiliated companies for use of the plane during the twenty-six weeks ended July 30, 2005 and July 31, 2004, was $157,000 and $130,000, respectively. The Company also occasionally rents a plane from A&A as well. The amounts paid to A&A for plane rental were $31,000 and $15,000 for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



     The Company is subject to interest rate fluctuations involving its credit facilities and debt related to an industrial development revenue bond (the "Bond"). However, the Company uses fixed interest rate hedges to manage this exposure. The Company entered into the Credit Facility Hedges, both of which expired in August 2005. The Credit Facility Hedges effectively fixed the interest rate on $20 million of variable credit facility debt at 5.13% . The Company has not replaced the Credit Facility Hedges. In addition, the Company entered into the Bond Hedge that expires in June 2006 and effectively fixes the interest rate on the Bond at 8.73%. The counter party to the Bond Hedge is a primary bank in the Company's credit facility. The Company believes the credit and liquidity risk of the counter party failing to meet its obligation under the Bond Hedge is remote.

     To illustrate the sensitivity of the results of operations to changes in interest rates on its debt, the Company estimates that a 66% increase in LIBOR rates would have increased interest expense by approximately $82,000 for the thirteen weeks ended July 30, 2005. Likewise, a 66% decrease in LIBOR rates would have decreased interest expense by $82,000 for the thirteen weeks ended July 31, 2004. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years. The estimates do not consider the effect of the potential termination of the interest rate swaps associated with the debt will have on interest expense.

                             CONTROLS AND PROCEDURES

     We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, chief financial officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management's judgment.

     In September 2005, during the course of its effort to implement Section 404 of the Sarbanes Oxley Act, management identified certain control deficiencies. After meeting with the Audit Committee of the Board of Directors, management determined that certain of these control deficiencies constituted significant deficiencies which in the aggregate constituted a material weakness. The Public Company Accounting Oversight Board's Auditing Standard No. 2 defines a significant deficiency as a control deficiency, or combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected and defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of this material weakness, our chief executive officer and chief financial officer concluded that, as of September 13, 2005, the date this report was originally due to be filed, and the date of the filing of this report, our disclosure controls and procedures were not effective at the reasonable assurance level.

     The material weakness identified consists of a combination of the following significant deficiencies relating to accounts payable: (i) inadequate controls over the data used to perform cost of goods sold calculations; (ii) inadequate segregation of duties for accounts payable management; and (iii) inadequate independent verification of expense invoice payment supporting documentation.

     Inadequate controls over the data used to perform cost of goods sold calculations. Because we do not accumulate product cost data at the item level, we calculate cost of goods sold and determine vendor payments and return credits using product line cost data for each vendor. We generally purchase inventory at a wholesale cost that is expressed as a discount from the suggested retail price for the product. When merchandise is received at the warehouse, the discount percentage established for each vendor is used to calculate the expected cost of the merchandise and a warehouse receipt is generated. The warehouse receipt is matched to the vendor's invoice at the total receipt/invoice level to ensure the accuracy of the receipt of product ordered and the amount of payment due to the vendor.

     Many vendors have several different product lines which may have different discount percentages. For example, publishers, who collectively constitute a majority of our vendors, have several different imprints under which they publish and sell books which they sell to us under varying discount percentages. However, information used in the item master file, which is within the warehouse system, to calculate cost of receipts and returns is generated based on a standard discount percentage at the vendor level, which may not match the discount percentage on each product line that we purchase from or return to that vendor. Calculations done at the vendor discount level can cause discrepancies in the cost amounts determined for the merchandise receipts and returns versus the amounts charged by the vendor. Discrepancies in merchandise receipt amounts versus vendor invoice amounts above certain tolerances are reviewed to ensure the vendor is paid the proper amount. However, the cumulative effect of discrepancies under the tolerance levels could have an impact on inventory shrinkage. The cost charged for product on returns is based on the vendor discount reflected in the system and is not reconciled until after the vendor issues credit for the return. A delay in vendor processing of returns, which could increase unresolved return disputes, could also impact inventory shrinkage results.

     In addition, because of the lack of item level cost detail for products, a weighted average cost by product line must be determined, which is then applied to sales amounts to calculate cost of goods sold. The weighted average cost percentages are calculated using invoice level data to determine the cost of goods sold percentages by product line. The percentages are determined for each product line using a sampling of invoices for each period. We have determined that the sample size used historically may have not been large enough to allow us to adequately calculate cost of goods sold on a quarterly basis.

     Due to the risk that discrepancies can arise that could affect our vendor payment and return cost calculations which could impact our cost of goods sold, we are adding item level cost data to the item master file. This will provide accurate item level cost information for merchandise receipts and publisher returns. We expect to complete this change to add item level detail by April 29, 2006, the end of the first quarter of fiscal 2007, which will enable us to use item level data to calculate cost of goods sold.

     To mitigate the risk of error in the cost of goods sold calculation until the enhancements to the item master file are in place, during the second quarter of fiscal 2006 we performed a reconciliation of inventory balances per the financial records to the physical inventory per the perpetual inventory system for the warehouse. This reconciliation process involved a detailed review of activity posted to the financial records since the last physical inventory at the warehouse in the fourth quarter of fiscal 2005 and compares the financial inventory balances to the physical totals per the perpetual inventory system. The shrinkage calculated during the reconciliation completed as of the second quarter of fiscal 2006 was insignificant. The reconciliation process to the physical inventory per the perpetual system will also be completed as of the end of the third quarter of fiscal 2006, and a full physical inventory at the warehouse will be taken and reconciled to the financial records at year end. Also, the sample size of invoices reviewed for verifying the cost of goods sold percentages by product line will be expanded until the new system for calculating the cost of goods sold at the item level discount is in place.

     The additions to and maintenance of item level discount percentages on the item master file is also expected to improve the accuracy of discount percentages used to calculate the credits for merchandise returns. This is expected to reduce the risk of miscalculating the credits for returns significantly. We will continue to reconcile the major vendors' statement activity to payables activity on a quarterly basis to identify return differences and resolve those discrepancies with vendors.

     Inadequate segregation of duties for accounts payable management and inadequate controls over access to the payables vendor master file. The director of accounts payable and the manager of accounts payable together manage all accounts payable, including the reconciliation of accounts payable detail activity to the general ledger. While our procedures for accounts payable state that neither the director nor the manager are allowed to be involved in vendor master file maintenance, as of the end of the second quarter the system did not prevent either of them from making entries to, or performing maintenance on, the vendor master file. As of October 14, 2005, access privileges to the vendor file for the director and the manager have been revoked. Also, starting with the October, 2005 monthly closing process, a senior accounting manager outside of the accounts payable function will reconcile the accounts payable detail activity to the general ledger each month. Management believes that this significant deficiency will be remediated by the end of the third quarter of fiscal 2006.

     Inadequate independent verification of expense invoice supporting documentation. In addition to having responsibility for the merchandise payment process, the accounts payable department also has the responsibility to manage and process payments for expense invoices. Our policies and procedures in place as of the second quarter of fiscal 2006 were not adequate to ensure that expense invoices processed for payment were approved by management at the appropriate level and that supporting documentation was adequate to support the amount being paid.

     We have established company wide expense approval policies and procedures by department that specifically identify which employees have authority for approving invoices, the maximum dollar threshold they can approve and the dollar threshold at which additional approval is required. These new policies and procedures were implemented on October 14, 2005. By the end of the third quarter of fiscal 2006 the policies and procedures will also define supporting documentation required to be provided with expense invoices for approval by management.

     To mitigate the risk of misstatement of expense activity during the second quarter of fiscal 2006, we completed a subsequent review of invoices processed for approximately sixty days after the end of the quarter. This process did not identify any significant changes to the amounts originally accrued for the second quarter closing. To provide additional controls for the review of expense activity for the third quarter we will reconcile the vendor statements for significant expense vendors to financial records prior to December 13, 2005.

     Although we continue to implement remediation efforts, a material weakness indicates that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period. In addition, we cannot assure you that we will not in the future identify additional material weaknesses or significant deficiencies in our internal control over financial reporting. The efforts we have taken and continue to take are subject to continued management review supported by confirmation and testing by management, our internal auditors and the outside consultants, as well as audit committee oversight. As a result, additional changes are expected to be made to our internal control over financial reporting. There have been no other material changes during the current quarter in our disclosure controls and procedures, or our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

     In March 2004, the Board of Directors authorized a new common stock repurchase program for up to 10% of the outstanding stock, or 1,646,624 shares. The following table shows common stock repurchases under the program during fiscal 2006:

                                                                                                           Maximum Number of
                                                                                   Total Number of        Shares that May Yet
                                      Total Number                                Shares Purchased as      Be Purchased Under
                                       of Shares            Average Price Paid     Part of Publicly        the Program at End
            Period                     Purchased               per Share           Announced Program          of Period
            ------                     ---------               ---------           -----------------          ---------
    1/30/2005 to 2/26/2005               74,001                 $9.4833                 74,001                789,805
    2/27/2005 to 3/2/2005                17,040                 $9.0282                 17,040                772,765
    3/3/2005 to 3/30/2005                52,530                 $9.4552                 52,530                720,235
                                        -------                 -------                -------                -------
            Total                       143,571                 $9.4193                143,571                720,235
                                        =======                 =======                =======                =======

     No purchases were made during the second quarter of fiscal 2006 under the repurchase program previously announced in March 2004. However, on June 23, 2005, the Company commenced a modified "Dutch Auction" tender offer (the "Tender Offer") to purchase up to 4,000,000 shares of its outstanding common stock at a price per share of not less than $8.75 nor in excess of $10.00 per share, for an aggregate purchase price of up to $40.0 million. Pursuant to the Tender Offer, the Company purchased 56,406 shares of common stock at a purchase price of $10.00 per share, for a total cost of $564,060.

ITEM 3:  Defaults Upon Senior Securities

                  None

ITEM 4:  Submission of Matters of Vote of Security-Holders

o        Date of Meeting - June 1, 2005

o        Annual Meeting

o        Name of each director elected at meeting: Terry C. Anderson

o Name of each director whose term in office as director continued after the meeting:

o        Clyde B. Anderson
o        Ronald G. Bruno
o        J. Barry Mason
o        William H. Rogers, Jr.

o        Other matters voted on at Annual Meeting

i) To approve the 2005 Incentive Award Plan, which provides for the grant of incentive stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments and deferred stock for members of the Board, employees and consultants of the Company

Result of votes:

                                     NUMBER OF VOTES              NUMBER OF VOTES              NUMBER OF VOTES
ELECTION OF                              CAST FOR                   CAST AGAINST                  ABSTAINING
                                         --------                   ------------                  ----------
Terry C. Anderson                       14,256,733                    1,599,105                        0
Item i) above                            9,800,888                    2,306,364                     220,229


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


                              BOOKS-A-MILLION, INC.


   Date: October 19, 2005                  by:/s/ Clyde B. Anderson
                                              ---------------------
                                           Clyde B. Anderson
                                           Executive Chairman of the Board


   Date: October 19, 2005                  by:/s/ Sandra B. Cochran
                                              ---------------------
                                           Sandra B. Cochran
                                           President and Chief Executive Officer


   Date: October 19, 2005                  by:/s/ Richard S. Wallington
                                              -------------------------
                                           Richard S. Wallington
                                           Chief Financial Officer

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


Date: October 19, 2005                           _/s/ Clyde B. Anderson
                                                 -----------------------
                                                 Clyde B. Anderson
                                                 Executive Chairman of the Board

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


Date: October 19, 2005                     _/s/ Sandra B. Cochran
                                           ----------------------
                                           Sandra B. Cochran
                                           President and Chief Executive Officer

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


Date: October 19, 2005                                _/s/ Richard S. Wallington
                                                     ---------------------------
                                                           Richard S. Wallington
                                                         Chief Financial Officer

Exhibit 32.1

                CERTIFICATION OF EXECUTIVE CHAIRMAN OF THE BOARD

         Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended July 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated: October 19, 2005                    /s/ Clyde B. Anderson
                                                -----------------------
                                                 Clyde B. Anderson
                                                 Executive Chairman of the Board

Exhibit 32.2

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

         Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended July 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated: October 19, 2005                               /s/ Sandra B. Cochran
                                                          ----------------------
                                                               Sandra B. Cochran
                                           President and Chief Executive Officer

Exhibit 32.3

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

         Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended July 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated: October 19, 2005                           /s/ Richard S. Wallington
                                                       -------------------------
                                                           Richard S. Wallington
                                                         Chief Financial Officer