Form 10-Q/A
period 2005-07-30
BOOKS A MILLION INC
filed 2005-10-25
CIK 891919

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                   Yes         No [X]


Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of October 17, 2005 were 16,517,430 shares.

EXPLANATORY NOTE:

     This amendment No. 1 on Form 10-Q/A to Books-A-Million, Inc.'s (the "Company") quarterly report on Form 10-Q for the quarterly period ended July 30, 2005, initially filed with the Securities and Exchange Commission ("SEC") on October 20, 2005 ("Original Filing"), is being filed to insert the following language on the cover page, which was inadvertently omitted from the Company's Original Filing:

"Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ________ No ____X____"

     Other than the inclusion on the cover page of the language set forth above, the information contained in this Form 10-Q/A is unchanged from the Company's Original Filing.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (UNAUDITED)

     Condensed Consolidated Balance Sheets ..............................      4

     Condensed Consolidated Statements of Operations ....................      5

     Condensed Consolidated Statement of Changes in Stockholder's Equity       6

     Condensed Consolidated Statements of Cash Flows ....................      7

     Notes to Condensed Consolidated Financial Statements ...............      8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................     15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .....     21

Item 4.  Controls and Procedures ........................................     22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................     25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ....     25

Item 3.  Defaults Upon Senior Securities ................................     25

Item 4.  Submission of Matters to a Vote of Security-Holders ............     26

Item 5.  Other Information ..............................................     26

Item 6.  Exhibits .......................................................     26

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

ITEM 3:  Defaults Upon Senior Securities

                  None

ITEM 4:  Submission of Matters to a Vote of Security-Holders

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


                              BOOKS-A-MILLION, INC.


   Date: October 25, 2005                  by:/s/ Clyde B. Anderson
                                              ---------------------
                                           Clyde B. Anderson
                                           Executive Chairman of the Board


   Date: October 25, 2005                  by:/s/ Sandra B. Cochran
                                              ---------------------
                                           Sandra B. Cochran
                                           President and Chief Executive Officer


   Date: October 25, 2005                  by:/s/ Richard S. Wallington
                                              -------------------------
                                           Richard S. Wallington
                                           Chief Financial Officer

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


Date: October 25, 2005                           _/s/ Clyde B. Anderson
                                                 -----------------------
                                                 Clyde B. Anderson
                                                 Executive Chairman of the Board

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


Date: October 25, 2005                     _/s/ Sandra B. Cochran
                                           ----------------------
                                           Sandra B. Cochran
                                           President and Chief Executive Officer

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


Date: October 25, 2005                                _/s/ Richard S. Wallington
                                                     ---------------------------
                                                           Richard S. Wallington
                                                         Chief Financial Officer

Exhibit 32.1

                CERTIFICATION OF EXECUTIVE CHAIRMAN OF THE BOARD

         Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q/A of the Company for the quarterly period ended July 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated: October 25, 2005                    /s/ Clyde B. Anderson
                                                -----------------------
                                                 Clyde B. Anderson
                                                 Executive Chairman of the Board

Exhibit 32.2

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

         Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q/A of the Company for the quarterly period ended July 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated: October 25, 2005                               /s/ Sandra B. Cochran
                                                          ----------------------
                                                               Sandra B. Cochran
                                           President and Chief Executive Officer

Exhibit 32.3

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

         Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

         (i) the accompanying Quarterly Report on Form 10-Q/A of the Company for the quarterly period ended July 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated: October 25, 2005                           /s/ Richard S. Wallington
                                                       -------------------------
                                                           Richard S. Wallington
                                                         Chief Financial Officer