Form 10-Q
period 2005-10-29
BOOKS A MILLION INC
filed 2005-12-13
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended: October 29, 2005

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from __________ to __________

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

                                Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of December 6, 2005 were 16,524,930 shares.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                   PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (UNAUDITED)

     Condensed Consolidated Balance Sheets                                                             3

     Condensed Consolidated Statements of Operations                                                   4

     Condensed Consolidated Statement of Changes in Stockholder's Equity                               5

     Condensed Consolidated Statements of Cash Flows                                                   6

     Notes to Condensed Consolidated Financial Statements                                              7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                                     14

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                    20

Item 4. Controls and Procedures                                                                       21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                             24

Item 1A. Risk Factors                                                                                 24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                   24

Item 3. Defaults Upon Senior Securities                                                               24

Item 4. Submission of Matters to a Vote of Security Holders                                           25

Item 5. Other Information                                                                             25

Item 6. Exhibits                                                                                      25

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                                AS OF OCTOBER 29, 2005 AS OF JANUARY 29, 2005
                                                                                      (UNAUDITED)
                                                                                ---------------------- ----------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                           $   5,070             $  16,559
   Accounts receivable, net                                                                7,725                 6,543
   Related party accounts receivable, net                                                    423                    73
   Inventories                                                                           226,849               210,270
   Prepayments and other                                                                   3,774                 3,830
   Deferred income taxes                                                                   2,369                 1,704
                                                                                       ---------             ---------
       TOTAL CURRENT ASSETS                                                              246,210               238,979
                                                                                       ---------             ---------
PROPERTY AND EQUIPMENT:
   Gross property and equipment                                                          202,470               195,964
   Less accumulated depreciation and amortization                                       (149,397)             (140,018)
                                                                                       ---------             ---------
       NET PROPERTY AND EQUIPMENT                                                         53,073                55,946
                                                                                       ---------             ---------

OTHER ASSETS
   Deferred income taxes                                                                   1,081                     -
   Other assets                                                                            2,972                 2,806
                                                                                       ---------             ---------
       TOTAL OTHER ASSETS                                                                  4,053                 2,806
                                                                                       ---------             ---------
       TOTAL ASSETS                                                                    $ 303,336             $ 297,731
                                                                                       =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                    $ 102,595             $  95,954
   Related party accounts payable                                                          3,934                 7,741
   Accrued expenses                                                                       35,601                38,360
   Accrued income taxes                                                                        -                 1,542
                                                                                       ---------             ---------
       TOTAL CURRENT LIABILITIES                                                         142,130               143,597
                                                                                       ---------             ---------

LONG-TERM DEBT                                                                            14,740                 7,500
DEFERRED INCOME TAXES                                                                          -                 1,415
OTHER LONG-TERM LIABILITIES                                                               11,348                10,360
                                                                                       ---------             ---------
       TOTAL NON-CURRENT LIABILITIES                                                      26,088                19,275
                                                                                       ---------             ---------
COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares
   authorized, no shares outstanding                                                           -                     -
   Common stock, $.01 par value, 30,000,000 shares
   authorized, 19,510,276 and 19,067,960 shares issued at
   October 29, 2005 and January 29, 2005, respectively                                       195                   191
   Additional paid-in capital                                                             78,420                74,505
   Less treasury stock, at cost (2,992,846 and 2,792,869
   shares at October 29, 2005 and January 29, 2005,
   respectively)                                                                         (14,341)              (11,630)
   Deferred compensation                                                                  (1,003)                 (481)
   Accumulated other comprehensive loss, net of tax                                          (64)                 (195)
   Retained earnings                                                                      71,911                72,469
                                                                                       ---------             ---------
       TOTAL STOCKHOLDERS' EQUITY                                                        135,118               134,859
                                                                                       ---------             ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 303,336             $ 297,731
                                                                                       =========             =========

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                                               --------------------           -----------------------
                                                        OCTOBER 29, 2005  OCTOBER 30, 2004  OCTOBER 29, 2005  OCTOBER 30, 2004
                                                        ----------------  ----------------  ----------------  ----------------
NET SALES                                                  $ 107,638          $ 104,072         $ 343,060         $ 325,479
   Cost of products sold (including warehouse
   distribution and store occupancy costs)                    79,491             76,247           249,160           236,445
                                                           ---------          ---------         ---------         ---------

GROSS PROFIT                                                  28,147             27,825            93,900            89,034

   Operating, selling and administrative expenses             26,521             24,748            78,927            72,440
   Gain on insurance recovery (Note 11)                        1,248                  -             1,248                 -
   Depreciation and amortization                               3,889              4,394            11,915            13,330
                                                           ---------          ---------         ---------         ---------

OPERATING INCOME (LOSS)                                       (1,015)            (1,317)            4,306             3,264

   Interest expense, net                                         379                503             1,178             1,508
                                                           ---------          ---------         ---------         ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES                                                  (1,394)            (1,820)            3,128             1,756

   Income taxes provision (benefit)                             (534)              (674)            1,198               649
                                                           ---------          ---------         ---------         ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS                        (860)            (1,146)            1,930             1,107

DISCONTINUED OPERATIONS (NOTE 10)

 Loss from discontinued operations before
 income taxes                                                    (21)               (41)              (68)              (98)
   Income tax benefit                                              8                 15                26                36
                                                           ---------          ---------         ---------         ---------
     LOSS FROM DISCONTINUED OPERATIONS                           (13)               (26)              (42)              (62)
                                                           ---------          ---------         ---------         ---------
NET INCOME (LOSS)                                          $    (873)         $  (1,172)        $   1,888         $   1,045
                                                           =========          =========         =========         =========

NET INCOME PER COMMON SHARE:

BASIC:

    INCOME (LOSS) FROM CONTINUING OPERATIONS               $   (0.05)         $   (0.07)        $    0.12         $    0.06

    LOSS FROM DISCONTINUED OPERATIONS                             --                 --                --                --
                                                           ---------          ---------         ---------         ---------
   NET INCOME (LOSS)                                       $   (0.05)         $   (0.07)        $    0.12         $    0.06
                                                           =========          =========         =========         =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
BASIC                                                         16,487             16,578            16,329            16,507
                                                           =========          =========         =========         =========
DILUTED:

    INCOME (LOSS) FROM CONTINUING OPERATIONS               $   (0.05)         $   (0.07)        $    0.11         $    0.06
    LOSS FROM DISCONTINUED OPERATIONS                              -                  -                 -                 -
                                                           ---------          ---------         ---------         ---------
   NET INCOME (LOSS)                                       $   (0.05)         $   (0.07)        $    0.11         $    0.06
                                                           =========          =========         =========         =========
   WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING -
   DILUTED                                                    16,487             16,578            16,924            17,227
                                                           =========          =========         =========         =========

DIVIDENDS PER SHARE - DECLARED                             $    0.05          $    0.15         $    0.15         $    0.15
                                                           =========          =========         =========         =========

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                     Accumulated
                    Common Stock   Additional   Treasury Stock    Deferred Compensation                 Other          Total
                   --------------   Paid-In    ----------------   ---------------------  Retained   Comprehensive  Stockholders'
  (in thousands)   Shares  Amount   Capital    Shares   Amount     Shares     Amount     Earnings   Income (Loss)     Equity
  --------------   ------  ------   -------    ------   ------     ------     ------     --------   -------------    --------
BALANCE JANUARY
29, 2005           19,068    $191   $ 74,505    2,793  $(11,630)     -       $  (481)    $ 72,469       $(195)       $134,859

Net income                                                                                  1,888                       1,888

Unrealized gain
on accounting for
derivative
instruments, net
of tax provision
of $71                                                                                                    131             131

Subtotal
comprehensive
income                                                                                                                  2,019

Purchase of
treasury stock                                    200    (2,711)                                                       (2,711)

Dividends paid                                                                             (2,446)                     (2,446)

Issuance of
restricted stock       40                809                                    (809)                                       -

Amortization of
deferred
compensation
related to
restricted stock                                                                 287                                      287

Issuance of stock
for employee
stock purchase
plan                   13                 83                                                                               83

Exercise of stock
options               389       4      2,632                                                                            2,636

Tax benefit from
exercise of stock
options                                  391                                                                              391

BALANCE OCTOBER
29, 2005           19,510    $195   $ 78,420    2,993  $(14,341)     -       $(1,003)    $ 71,911       $ (64)       $135,118

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        THIRTY-NINE WEEKS ENDED
                                                                        -----------------------
                                                                 OCTOBER 29, 2005      OCTOBER 30, 2004
                                                                 ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                        $   1,888            $   1,045
                                                                     ---------            ---------
   Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Depreciation and amortization                                      11,925               13,381
     Deferred (compensation) amortization                                  287                  103
     Loss on impairment of assets                                          210                  181
     (Gain)/Loss on disposal of property                                     1                  (15)
     Change in deferred income taxes                                    (3,161)                 128
     Increase in inventories                                           (16,579)             (16,904)
     Increase in accounts payable                                        2,835               12,832
     Changes in certain other assets and liabilities                    (4,184)              (6,337)
                                                                     ---------            ---------
        Total adjustments                                               (8,666)               3,369
                                                                     ---------            ---------
        Net cash provided by (used in) operating activities             (6,778)               4,414
                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                 (9,521)              (7,026)
   Proceeds from sale of equipment                                           8                   31
                                                                     ---------            ---------
        Net cash used in investing activities                           (9,513)              (6,995)
                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                                  146,650              143,420
   Repayments under credit facilities                                 (139,410)            (136,140)
   Purchase of treasury stock                                           (2,711)              (3,910)
   Proceeds from sale of common stock, net                               2,719                1,045
   Payment of dividends                                                 (2,446)              (2,520)
                                                                     ---------            ---------
        Net cash provided by financing activities                        4,802                1,895
                                                                     ---------            ---------

Net increase (decrease) in cash and cash equivalents                   (11,489)                (686)
Cash and cash equivalents at beginning of period                        16,559                5,348
                                                                     ---------            ---------
Cash and cash equivalents at end of period                           $   5,070            $   4,662
                                                                     =========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the thirty-nine week period for:
        Interest                                                     $   1,206            $   1,569
        Income taxes, net of refunds                                 $   6,387            $   4,408

                             SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   1. BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements of Books-A-Million, Inc. and its subsidiaries (the "Company") for the thirteen and thirty-nine week periods ended October 29, 2005 and October 30, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2005 included in our Fiscal 2005 Annual Report on Form 10-K. In the opinion of management, the financial statements included herein contain all adjustments considered necessary for a fair presentation of our financial position as of October 29, 2005, and the results of its operations and cash flows for the thirteen and thirty-nine week periods ended October 29, 2005 and October 30, 2004, respectively. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Stock-Based Compensation

      On June 1, 2005, the stockholders of the Company approved the adoption of the Books-A-Million, Inc. 2005 Incentive Award Plan. The Company's board of directors had previously approved this plan subject to stockholder approval. An aggregate of 300,000 shares of common stock may be issued pursuant to awards granted under the Plan. On June 29, 2005 the Company granted 77,100 shares of restricted stock to the Company's officers and key employees pursuant to the terms of the Plan. Additionally, the Company granted 3,333 shares of restricted stock to a Director that joined the Company's Board of Directors in August 2005. The compensation expense related to these grants is being expensed over the vesting period for the individual grants. In the thirteen and thirty-nine weeks ended October 29, 2005, the Company has recorded $54,454 and $157,768, respectively, of stock-based compensation expense for the restricted stock grants.

      The Company has a stock option plan that provides for the issuance of options to employees and members of the board of directors. Upon the approval of the 2005 Incentive Award Plan by our stockholders at the Company's annual meeting, we determined that there will be no additional awards made under the Company's stock option plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost for this plan is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per common share if the Company were to apply the fair value recognition provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148") "Accounting for Stock-Based Compensation -- Transaction and Disclosure -- an Amendment of FASB Statement No. 123," to stock-based employee compensation (in thousands except per share amounts):

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                    For the Thirteen Weeks Ended       For the Thirty-Nine Weeks Ended
                                 -----------------------------------  ----------------------------------
In thousands                     October 29, 2005   October 30, 2004  October 29, 2005  October 30, 2004
------------                     ----------------   ----------------  ----------------  ----------------
Net income (loss), as reported      $    (873)         $  (1,172)         $   1,888         $   1,045

Add: Stock-based
   employee compensation
   expense included in
   reported net income
   (loss), net of related tax              64                 25                177                64

Deduct: Total stock-based
   employee compensation
   expense determined under
   fair value based method for
   all awards, net of tax
   effects                                202                366                591             1,087

Pro forma net income (loss)         $  (1,011)         $  (1,513)         $   1,474         $      22

Net income (loss) per common
share:

Basic -- as reported                $   (0.05)         $   (0.07)         $    0.12         $    0.06

Basic -- pro forma                  $   (0.06)         $   (0.09)         $    0.09         $    0.00

Diluted -- as reported              $   (0.05)         $   (0.07)         $    0.11         $    0.06

Diluted -- pro forma                $   (0.06)         $   (0.09)         $    0.09         $    0.00

      There were no new grants of stock options in fiscal 2006. Stock-based compensation expense reflected in the above table for fiscal 2006 relates to options granted in prior years that would be expensed over their vesting period. The fair value of the options granted under the Company's stock option plan for fiscal 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: $0.03 per quarter dividend yield; expected stock price volatility rate of 0.44; risk-free interest rates of 3.45% to 4.31%; and expected lives of six or ten years.

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

                                                 For the Thirteen Weeks Ended
                                                         (in thousands)
                                              October 29, 2005       October 30, 2004
                                              ----------------       ----------------
Weighted average shares outstanding:
     Basic                                          16,487                 16,578
     Dilutive effect of stock options and
     restricted stock outstanding                        -                      -
                                                    ------                 ------
     Diluted                                        16,487                 16,578
                                                    ======                 ======

                                                   For the Thirty-Nine Weeks Ended
                                                           (in thousands)
                                               October 29, 2005          October 30, 2004
                                               ----------------          ----------------
Weighted average shares outstanding:
     Basic                                           16,329                   16,507
     Dilutive effect of stock options and
     restricted stock outstanding                       595                      720
                                                     ------                   ------
     Diluted                                         16,924                   17,227
                                                     ======                   ======

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Options outstanding to purchase 24,500 and 796,000 shares of common stock as of October 29, 2005 and October 30, 2004, respectively, were not included in the table above as they were anti-dilutive under the treasury stock method.

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

      The Company purchases a substantial portion of its magazines as well as certain of their seasonal music and newspapers from Anderson Media Corporation ("Anderson Media"), an affiliate through common ownership. During the thirteen and thirty-nine weeks ended October 29, 2005 purchases of these items from Anderson Media totaled $12,485,000 and $25,425,000, respectively, compared to $8,708,000 and $24,645,000 during the same periods last year. The Company purchases certain of its collectibles and books from Anderson Press, Inc. ("Anderson Press"), an affiliate through common ownership. During the thirteen and thirty-nine weeks ended October 29, 2005, such purchases from Anderson Press totaled $505,000 and $1,162,000, respectively, compared to $355,000 and $580,000 during the same periods last year. The Company purchases certain of its greeting cards and gift products from C.R. Gibson, Inc. ("C.R. Gibson"), an affiliate through common ownership. The purchases of these products from C.R. Gibson during the thirteen and thirty-nine weeks ended October 29, 2005 were $22,000 and $156,000, respectively, compared to $48,000 and $278,000 during the same periods last year. The Company purchases certain magazine subscriptions from Magazines.com, an affiliate through common ownership. During the thirteen and thirty-nine weeks ended October 29, 2005, purchases of these items from Magazines.com were $17,000 and $44,000, respectively, compared to $16,000 and $53,000 in the same periods last year. The Company purchases content for publication from Publication Marketing Corporation ("Publication Marketing"), an affiliate through common ownership. During the thirteen and thirty-nine weeks ended October 29, 2005, purchases of these items from Publication Marketing were $24,000 and $53,000, respectively, compared to $27,000 and $51,000 during the same periods last year. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD ("Anco Far East"), an affiliate through common ownership. The total paid to Anco Far East was $370,000 and $1,768,000 during the thirteen and thirty-nine weeks ended October 29, 2005, respectively, compared to $583,000 and $905,000 during the same periods last year. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $26,000 and $124,000 during the thirteen and thirty-nine weeks ended October 29, 2005, respectively, compared to $41,000 and $63,000 during the same periods last year.

      The Company sold books to (received returns from) Anderson Media in the amounts of $233,000 and $239,000 during the thirteen and thirty-nine weeks ended October 29, 2005, respectively, compared to ($47,000) and ($78,000) during the same periods last year. During the thirteen and thirty-nine weeks ended October 29, 2005, the Company provided $0 and $7,000, respectively, of internet services to Magazines.com, compared to $206,000 and $253,000 during the same periods last year. The Company provided internet services to American Promotional Events, an affiliate through common ownership, of $6,000 and $69,000 during the thirteen and thirty-nine weeks ended October 29, 2005, respectively, compared to $8,000 and $62,000 during the same periods last year.

      The Company leases its principal executive offices from a trust, beneficiaries of which are the grandchildren of Mr. Charles C. Anderson, a former member of the Board of Directors. The lease extends to January 31, 2006. During the thirteen and thirty-nine weeks ended October 29, 2005, the Company paid rent of $34,000 and $103,000, respectively, to the trust under this lease compared to $34,000 and $103,000 during the same periods last year. Anderson & Anderson LLC ("A&A"), an affiliate through common ownership, also leases three buildings to the Company. During the thirteen and thirty-nine weeks ended October 29, 2005, the Company paid A&A a total of $111,000 and $333,000, respectively, in connection with such leases compared to $110,000 and $331,000 during the same periods last year. Total minimum future rental payments under all of these leases are $34,000 at October 29, 2005. The Company subleases certain property to Hibbett Sporting Goods, Inc. ("Hibbett"), a sporting goods retailer in the southeastern United States. The Company's Executive Chairman, Clyde B. Anderson, is a member of Hibbett's board of directors. During the thirteen and thirty-nine weeks ended October 29, 2005, the Company received $62,000 and $157,000, respectively, in rent payments from Hibbett compared to $48,000 and $143,000 during the same periods last year.

      The Company shares ownership of a plane, which the Company uses in the operation of its business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all of the variable cost

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

and a portion of the fixed cost of the plane. The total amounts received from affiliated companies for use of the plane during the thirteen and thirty-nine weeks ended October 29, 2005 were $82,000 and $238,000, respectively, compared to $13,000 and $144,000 during the same periods last year. The Company also occasionally rents a plane from A&A as well. The amounts paid to A&A for plane rental were $4,000 and $35,000 for the thirteen and thirty-nine weeks ended October 29, 2005, respectively compared to $6,000 and $22,000 during the same periods last year.

  4. DERIVATIVE AND HEDGING ACTIVITIES

      The Company is subject to interest rate fluctuations involving its credit facilities and debt related to an industrial development revenue bond (the "Bond"). However, the Company uses fixed interest rate hedges to manage a portion of this exposure. The Company entered into two separate $10 million interest rate swaps on July 24, 2002 (the "Credit Facility Hedges"), which effectively fixed the interest rate on $20 million of variable credit facility debt at 5.13%. Both of the Credit Facility Hedges expired in August 2005, and the Company has not replaced the Credit Facility Hedges. In addition, the Company entered into a $7.5 million interest rate swap in May 1996 that expires in June 2006 and effectively fixes the interest rate on the Bond at 8.73% (the "Bond Hedge"). The counterparty to the Bond Hedge is a primary bank in the Company's credit facility. The Company believes the credit and liquidity risk of the counter party failing to meet its obligation under the Bond Hedge is remote.

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

      The Company's interest rate swaps described above are reported as liabilities classified in other long-term liabilities in the accompanying condensed consolidated balance sheets at their fair value of $150,000 and $543,000 as of October 29, 2005 and January 29, 2005, respectively. For the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively, adjustment gains of $21,000 (net of tax provision of $12,000) and $72,000 (net of tax provision of $42,000), respectively, and in the thirty-nine weeks ended October 29, 2005 and October 30, 2004, adjustment gains of $130,000 (net of tax provision of $85,000) and $298,000 (net of tax provision of $175,000), respectively, were recorded as unrealized gains in accumulated other comprehensive income (loss) and are detailed in Note 5. During the fourth quarter of fiscal 2004, one of the Credit Facility Hedges no longer qualified for hedge accounting under SFAS No. 133, and the Company de-designated the hedge at that time. In addition, in the fourth quarter of fiscal 2005, the other Credit Facility Hedge no longer qualified for hedge accounting under SFAS No. 133, and the Company de-designated that hedge at that time. For the thirteen weeks ended October 29, 2005 and October 30, 2004, pre-tax gains of $30,000 and $34,000, respectively, were recorded in earnings related to the de-designated hedges. For the thirty-nine weeks ended October 29, 2005 and October 30, 2004, pre-tax gains of $178,000 and $213,000, respectively, were recorded in earnings related to the de-designated hedges.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

  5. COMPREHENSIVE INCOME

      Comprehensive income is net income plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to the Company are the unrealized gains (losses) on the hedges explained in Note 4, as follows:

                                                 Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                 --------------------               ----------------------
                                                    (in thousands)                       (in thousands)
                                          -----------------------------------  ----------------------------------
COMPREHENSIVE INCOME (LOSS)               October 29, 2005   October 30, 2004  October 29, 2005  October 30, 2004
                                          ----------------   ----------------  ----------------  ----------------
Net Income (Loss)                               $(873)           $(1,172)            $1,888            $1,045

Unrealized gains (losses) on
hedges, net of deferred tax
provision (benefit) for the
thirteen-week periods of $12 and
$42, respectively, and the
thirty-nine week periods of $84
and $175, respectively.                            21                 72                131               298

                                                -----            -------             ------            ------
Total comprehensive income (loss)               $(852)           $(1,100)            $2,019            $1,343
                                                -----            -------             ------            ------

  6. COMMITMENTS AND CONTINGENCIES

      The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.

      From time to time, the Company enters into certain types of agreements that require the Company to indemnify parties against third party claims under certain circumstances. Generally these agreements relate to: (a) agreements with vendors and suppliers under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company's request or otherwise on its behalf; (b) agreements to indemnify vendors against trademark and copyright infringement claims concerning books published or merchandise manufactured specifically for or on behalf of the Company; (c) real estate leases, under which the Company may agree to indemnify the lessors from claims arising from the Company's use of the property; and (d) agreements with the Company's directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company has directors and officers liability insurance, which, subject to the policy's conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

      The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, the Company's maximum liability under such indemnities is not explicitly stated, and, therefore, the overall maximum amount of the Company's obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company's balance sheet at October 29, 2005 and January 29, 2005 as such liabilities are considered de minimis.

  7. INVENTORIES

      Inventories were:

(In thousands)                  October 29, 2005       January 29, 2005
--------------                  ----------------       ----------------
Inventories (at FIFO)               $228,366               $211,375
LIFO reserve                          (1,517)                (1,105)
                                    --------               --------
Net inventories                     $226,849               $210,270
                                    --------               --------

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

  8. BUSINESS SEGMENTS

      The Company has two reportable segments, retail trade and electronic commerce trade. The retail trade segment is a strategic business segment that is engaged in the retail trade of mostly book merchandise and includes the Company's distribution center operations, which supplies merchandise primarily to the Company's retail stores. The electronic commerce trade segment is a strategic business segment that transacts business over the internet and is managed separately due to divergent technology and marketing requirements.

      The accounting policies of the segments are substantially the same as those described in the Company's Fiscal 2005 Annual Report on Form 10-K. The Company evaluates performance of the segments based on net income from operations before interest and income taxes. Certain intersegment cost allocations have been made based upon consolidated and segment revenues.

                                                  Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                                                  --------------------                  -----------------------
SEGMENT INFORMATION (IN THOUSANDS)          October 29, 2005  October 30, 2004   October 29, 2005  October 30, 2004
                                            ----------------  ----------------   ----------------  ----------------
NET SALES

     Retail Trade                               $ 105,434         $ 101,965         $ 337,656         $ 319,469
     Electronic Commerce Trade                      6,807             6,571            19,987            19,246
     Intersegment Sales Elimination                (4,603)           (4,464)          (14,583)          (13,236)
                                                ---------         ---------         ---------         ---------
     Net Sales                                  $ 107,638         $ 104,072         $ 343,060         $ 325,479
                                                =========         =========         =========         =========

OPERATING INCOME (LOSS)

     Retail Trade                               $  (1,407)        $  (1,773)        $   3,844         $   2,247
     Electronic Commerce Trade                        478               408               650               660
     Intersegment Elimination of                      (86)               48              (188)              357
     Certain Costs
                                                ---------         ---------         ---------         ---------
     Total Operating Income (Loss)              $  (1,015)        $  (1,317)        $   4,306         $   3,264
                                                =========         =========         =========         =========

                                                  As of             As of
                                            October 29, 2005   January 29, 2005
                                            ----------------   ----------------
ASSETS
     Retail Trade                               $ 301,748         $ 296,622
     Electronic Commerce Trade                      1,698             1,372
     Intersegment Asset Elimination                  (110)             (263)
                                                ---------         ---------
     Total Assets                               $ 303,336         $ 297,731
                                                =========         =========

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

  9. RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R (revised 2004, "Share-Based Payment"). SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes ABP Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R is effective at the beginning of the first annual period beginning after June 15, 2005 (as modified by the SEC on April 14, 2005). Under ABP Opinion No. 25, no stock-based compensation cost has been reflected in the net income of the Company for grants of stock options to employees. Beginning in fiscal 2007, the Company will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees. The Company is currently determining the impact of adopting this new accounting standard on the Company's financial position, results of operations and cash flows.

      In November 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 03-13 "Applying the Conditions in Paragraph 42 of FASB No. 144 in Determining Whether to Report Discontinued Operations." EITF No. 03-13 addresses how an ongoing entity should evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. EITF No. 03-13 is effective beginning in fiscal 2006. The adoption of this EITF did not have a material effect on the Company's financial position, results of operations or cash flows.

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

  10. DISCONTINUED OPERATIONS

      Discontinued operations represent closure in fiscal 2005 of two retail stores in markets in Florida and Mississippi and the closure in fiscal 2006 of one retail store in a Tennessee market where the Company does not expect another of its existing stores to absorb the closed store's customers. For the thirteen week periods ended October 29, 2005 and October 30, 2004, these stores had net sales of $0 and $393,000, respectively, and pretax operating losses of $21,000 and $41,000, respectively. For the thirty-nine week periods ended October 29, 2005 and October 30, 2004, these stores had net sales of $109,000 and $1,566,000, respectively, and pretax operating losses of $68,000 and $98,000, respectively. Also included in the loss on discontinued operations are store closing costs of $0 and $20,000 for the thirteen and thirty-nine weeks ended October 29, 2005, respectively. Expenses relating to store closings when the store is not classified as a discontinued operation are reported in operating, selling and administrative expenses. If the store is closed and another store is in the same market and the cash flows are expected to be materially recovered, the store is not considered a discontinued operation.

  11. INSURANCE GAIN

      In the third quarter of fiscal 2006 the Company recognized an insurance gain of $770,000, net of taxes, related to insurance recoveries for hurricane damage suffered at three stores in the third quarter of fiscal 2005. The insurance recovery amounts were finalized with the insurance company during the third quarter of fiscal 2006, therefore the gain was recorded in the current period.

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

GENERAL

      We were founded in 1917 and as of October 29, 2005 we operate 208 retail bookstores, including 173 superstores, concentrated in the southeastern United States.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

                                                  Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                  --------------------               -----------------------
                                            October 29, 2005  October 30, 2004  October 29, 2005  October 30, 2004
                                            ----------------  ----------------  ----------------  ----------------
Net sales                                         100.0%            100.0%            100.0%           100.0%
Gross profit                                       26.1%             26.7%             27.4%            27.4%
Operating, selling and administrative
 expenses                                          24.6%             23.8%             23.0%            22.3%
Gain on insurance recovery                          1.2%                -               0.4%               -
Depreciation and amortization                       3.6%              4.2%              3.5%             4.1%
Operating income (loss)                            (0.9)%            (1.3)%             1.3%             1.0%
Interest expense, net                               0.4%              0.4%              0.4%             0.5%
Income (loss) from continuing
 operations before income taxes                    (1.3)%            (1.7)%             0.9%             0.5%
Income taxes provision (benefit)                   (0.5)%            (0.6)%             0.3%             0.2%
Income (loss) from continuing
 operations                                        (0.8)%            (1.1)%             0.6%             0.3%
Net income                                         (0.8)%            (1.1)%             0.6%             0.3%

      Net sales increased $3.5 million, or 3.4%, to $107.6 million in the thirteen weeks ended October 29, 2005, from $104.1 million in the thirteen weeks ended October 30, 2004. Net sales increased $17.6 million, or 5.4%, to $343.1 million in the thirty-nine weeks ended October 29, 2005, from $325.5 million in the thirty-nine weeks ended October 30, 2004. Comparable store sales in the thirteen weeks ended October 29, 2005 increased 0.6% when compared with the same thirteen week period for the prior year. Comparable store sales increased 2.9% for the thirty-nine weeks ended October 29, 2005. The increase in comparable store sales for the thirteen and thirty-nine week periods was primarily due to higher sales in the book department. The book sales increase was primarily driven by the release of Harry Potter and the Half Blood Prince during the second quarter, as well as strong sales in categories such as Children's, History, Teen Fiction, Cooking, Humor and Inspirational.

      The following table sets forth net sales data by segment for the thirteen weeks and the thirty-nine weeks ended October 29, 2005 and October 30, 2004:

NET SALES BY SEGMENT (IN THOUSANDS)

                                     Thirteen Weeks Ended                              Thirty-Nine Weeks Ended
                                     --------------------                              -----------------------
                         October 29,  October 30,                           October 29,    October 30,
                            2005          2004     $ Change     % Change       2005           2004         $ Change   % Change
                         ----------   ---------    --------     --------    -----------    -----------     --------   --------
Retail Trade              $105,434     $101,965    $  3,469        3.4%     $   337,656    $   319,469     $ 18,187      5.7%
Electronic Commerce
Trade                        6,807        6,571         236        3.6%          19,987         19,246          741      3.9%
Intersegment Sales
Elimination                 (4,603)      (4,464)       (139)       3.1%         (14,583)       (13,236)      (1,347)    10.2%
                          --------     --------    --------        ----     -----------    -----------     --------     ----
Net Sales                 $107,638     $104,072    $  3,566        3.4%     $   343,060    $   325,479     $ 17,581      5.4%
                          --------     --------    --------        ----     -----------    -----------     --------     ----

      The increase in net sales for the retail trade segment was primarily due to higher comparable store sales for the thirteen and thirty-nine week periods as described above. The increase in net sales for the electronic commerce segment was primarily due to higher bestseller title order volume, including Harry Potter and the Half Blood Prince.

      Gross profit increased $0.3 million, or 1.2%, to $28.1 million in the thirteen weeks ended October 29, 2005 when compared with $27.8 million in the same thirteen week period for the prior year. For the thirty-nine weeks ended October 29, 2005, gross profit increased $4.9 million, or 5.5%, to $93.9 million from $89.0 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended October 29, 2005 was 26.1% versus 26.7% in the same period last year. Gross profit as a percentage of sales for the thirty-nine weeks ended October 29, 2005 was 27.4% versus 27.4% in the same period last year. The decrease in gross profit as a percent of net sales for the thirteen week period was due to higher occupancy costs as a percentage of net sales.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      Operating, selling and administrative expenses were $26.5 million in the thirteen week period ended October 29, 2005 compared to $24.7 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended October 29, 2005 increased to 24.6 % from 23.8% in the same period last year. For the thirty-nine weeks ended October 29, 2005, operating, selling and administrative expenses were $78.9 million compared to $72.4 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirty-nine weeks ended October 29, 2005 increased to 23.0% from 22.3% in the same period last year. The increase in operating, selling and administrative expenses as a percent of sales for the thirteen and thirty-nine week periods was primarily due to costs incurred for increased internal staffing and outside professional fees related to Sarbanes-Oxley Act compliance work.

      Depreciation and amortization was $3.9 million in the thirteen week period ended October 29, 2005 compared to $4.4 million in the same period last year. In the thirty-nine week period ended October 29, 2005 depreciation and amortization decreased 10.6% to $11.9 million from $13.3 million in the same period last year. Decrease in depreciation and amortization expense was due to the impact of certain assets becoming fully depreciated during the prior year.

      The following table sets forth operating income data by segment for the thirteen weeks and the thirty-nine weeks ended October 29, 2005 and October 30, 2004:

OPERATING INCOME (LOSS) BY SEGMENT (IN THOUSANDS)

                                         Thirteen Weeks Ended                             Thirty-Nine Weeks Ended
                                         --------------------                             -----------------------
                          October 29,  October 30,                             October 29,   October 30,
                              2005         2004        $ Change     % Change       2005          2004        $ Change    % Change
                          -----------  -----------     --------     --------   ----------    -----------     --------    --------
Retail Trade                $(1,407)    $(1,773)        $ 366          20.6%     $ 3,844       $2,247         $1,597       71.1%
Electronic Commerce Trade       478         408            70          17.2%         650          660            (10)      (1.5%)
Intersegment Elimination
of Certain Costs                (86)         48          (134)       (279.2%)       (188)         357           (545)    (152.7%)
                          ---------     -------         -----        -------     -------       ------         ------     ------
Total Operating Income
(Loss)                      $(1,015)    $(1,317)        $ 302          22.9%     $ 4,306       $3,264         $1,042       31.9%
                          ---------     -------         -----        -------     -------       ------         ------     ------

      The improvement in operating results for the retail trade segment for the thirteen and thirty-nine week periods was due to the gain on insurance recoveries recorded during the third quarter. Even though net sales for the electronic commerce segment for the thirty-nine weeks ended October 29, 2005 increased by 3.9%, operating income for the electronic commerce segment was slightly decreased compared with the same period last year due to strong price competition in the electronic commerce market, which put pressure on gross margins.

      Interest expense was $0.4 million in the thirteen weeks ended October 29, 2005 versus $0.5 million in the same period last year and $1.2 million in the thirty-nine weeks ended October 29, 2005 versus $1.5 million in the same period last year. The decrease was primarily due to lower average debt balances compared with the prior year.

      Discontinued operations represent closure in fiscal 2005 of two retail stores in markets in Florida and Mississippi and the closure in fiscal 2006 of one retail store in a Tennessee market where the Company does not expect another of its existing stores to absorb the closed stores' customers. For the thirteen week periods ended October 29, 2005 and October 30, 2004, these stores had net sales of $0 and $393,000, respectively, and pretax operating losses of $21,000 and $41,000, respectively. For the thirty-nine week periods ended October 29, 2005 and October 30, 2004, these stores had net sales of $109,000 and $1,566,000, respectively, and pretax operating losses of $68,000 and $98,000, respectively. Also included in the loss on discontinued operations are store closing costs of $0 and $20,000 for the thirteen and thirty-nine weeks ended October 29, 2005, respectively. Expenses relating to store closings when the store is not classified as a discontinued operation are reported in operating, selling and administrative expenses. If the store is closed and another store is in the same market and the cash flows are expected to be materially recovered, the store is not considered a discontinued operation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. The Company has an unsecured revolving credit facility that allows borrowings up to $100 million, for which no principal repayments are due until the facility expires in July 2007. The credit facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. The Company is in compliance with all of the covenants, including the minimum fixed charge coverage ratio, as of October 29, 2005. As of October 29, 2005 and January 29, 2005, $7.2 million and $0, respectively, were outstanding under this credit facility. The maximum and average outstanding balances during the thirteen weeks ended October 29, 2005 were $18.5 million and $11.2 million, respectively, compared to $30.2 million and $21.4 million, respectively, for the same period in the prior year. The maximum and average outstanding balances during the thirty-nine weeks ended October 29, 2005 were $23.7 million and $11.7 million, respectively, compared to $34.4 million and $24.0 million, respectively, for the same period in the prior year. The decrease in the maximum and average outstanding balances from the prior year was due to the pay down of debt during fiscal 2005 with cash provided by operating activities. The outstanding borrowings as of October 29, 2005 had interest rates ranging from 3.89% to 5.53%.

      In addition, as of October 29, 2005 and January 29, 2005, the Company had outstanding borrowings under the Bond, an industrial revenue bond, totaling $7.5 million which is secured by certain property. The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond on May 30, 2007, unless extended by the bondholder. Such an extension may be renewed annually by the bondholder, at the Company's request, to a date not more than five years from the renewal date.

Financial Position

      Inventory balances at October 29, 2005 compared to January 29, 2005 increased due to increased purchases in preparation for the holiday season. Accrued expenses at October 29, 2005 compared to January 29, 2005 decreased due to larger capital expenditure accruals at year-end due to significant purchases of capital assets in the fourth quarter of fiscal 2005, and payment of fiscal 2005 management bonuses in the first quarter of fiscal 2006. Annual bonuses are normally paid in the first quarter of the year following the year the bonus was earned.

CONTRACTUAL OBLIGATIONS

      The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at October 29, 2005 (in thousands):

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS

                              Total        FY 2006      FY 2007      FY 2008        FY 2009      FY 2010    Thereafter
                            ---------      -------      -------      -------        -------      -------    ----------
Long-term debt-revolving
credit facility (1)         $   7,240            -            -        7,240              -            -            -

Long-term debt
-industrial
revenue bond (2)                7,500            -            -        7,500              -            -            -

Subtotal of debt               14,740            -            -       14,740              -            -            -

Operating leases              139,653        7,829       29,720       26,351         21,110       16,197       38,446
                            ---------      -------     --------     --------       --------     --------     --------
Total of obligations        $ 154,393      $ 7,829     $ 29,720     $ 41,091       $ 21,110     $ 16,197     $ 38,446
                            ---------      -------     --------     --------       --------     --------     --------

(1)   Revolving credit facility expires in July 2007.

(2) The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond on May 30, 2007, unless extended by the bondholder. Such an extension may be renewed annually by the bondholder, at the Company's request, to a date not more than five years from the renewal date.

GUARANTEES

      From time to time, the Company enters into certain types of agreements that contingently require the Company to indemnify parties against third party claims. Generally these agreements relate to: (a) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company's request or otherwise on its behalf; (b) agreements to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured specifically for or on behalf of the Company; (c) real estate leases, under which the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Company may agree to indemnify the lessors from claims arising from the Company's use of the property; and (d) agreements with the Company's directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company has Directors and Officers Liability Insurance, which, subject to the policy's conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

      The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, the Company's maximum liability under such indemnities is not explicitly stated, and therefore the overall maximum amount of the Company's obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company's balance sheet at October 29, 2005 and January 29, 2005 as such liabilities are considered de minimis.

Cash Flows

      Operating activities provided (used) cash of ($6.8) million and $4.4 million in the thirty-nine week periods ended October 29, 2005 and October 30, 2004, respectively, and included the following effects:

   - Cash used for inventories in the thirty-nine week periods ended October 29, 2005 and October 30, 2004 was $16.6 million and $16.9 million, respectively.

   - Cash provided by accounts payable in the thirty-nine week periods ended October 29, 2005 and October 30, 2004 was $2.8 million and $12.8 million, respectively. This change was due to the timing of payments for purchases from vendors in the first nine months of fiscal 2006.

   - Depreciation and amortization expenses were $11.9 million and $13.4 million, respectively in the thirty-nine week periods ended October 29, 2005 and October 30, 2004. Decrease in depreciation and amortization expense was due to the impact of certain assets becoming fully depreciated during the prior year.

      Cash flows used in investing activities reflected a $9.5 million and $7.0 million net use of cash for the thirty-nine week periods ended October 29, 2005 and October 30, 2004, respectively. Cash was used primarily to fund capital expenditures for new stores, store relocations, renovation and improvements to existing stores and investments in management information systems.

      Financing activities provided cash of $4.8 million and $1.9 million in the thirty-nine week periods ended October 29, 2005 and October 30, 2004, respectively, principally from borrowings under the revolving credit facility.

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

OUTLOOK

      During the thirty-nine weeks ended October 29, 2005, the Company opened five stores, relocated three stores, remodeled fifteen stores and closed three stores. For the remainder of fiscal 2006, the Company expects to open two stores, complete remodels on approximately five stores and close three stores. The Company's capital expenditures totaled $9.5 million in the thirty-nine week period ended October 29, 2005. Management estimates that capital expenditures for the remainder of fiscal 2006 will be approximately $3.8 million and that such amounts will be used primarily for opening new stores and remodeling existing stores, upgrading and expanding warehouse distribution facilities and investing in management information systems. Management believes that existing cash on hand and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 2006 and for all of fiscal 2007.

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

      The Company purchases a substantial portion of its magazines as well as certain of their seasonal music and newspapers from Anderson Media Corporation ("Anderson Media"), an affiliate through common ownership. During the thirteen and thirty-nine weeks ended October 29, 2005 purchases of these items from Anderson Media totaled $12,485,000 and $25,425,000, respectively, compared to $8,708,000 and $24,645,000 during the same periods last year. The Company purchases certain of its collectibles and books from Anderson Press, Inc. ("Anderson Press"), an affiliate through common ownership. During the thirteen and thirty-nine weeks ended October 29, 2005, such purchases from Anderson Press totaled $505,000 and $1,162,000, respectively, compared to $355,000 and $580,000 during the same periods last year. The Company purchases certain of its greeting cards and gift products from C.R. Gibson, Inc. ("C.R. Gibson"), an affiliate through common ownership. The purchases of these products from C.R. Gibson during the thirteen and thirty-nine weeks ended October 29, 2005 were $22,000 and $156,000, respectively, compared to $48,000 and $278,000 during the same periods last year. The Company purchases certain magazine subscriptions from Magazines.com, an affiliate through common ownership. During the thirteen and thirty-nine weeks ended October 29, 2005, purchases of these items from Magazines.com were $17,000 and $44,000, respectively, compared to $16,000 and $53,000 in the same periods last year. The Company purchases content for publication from Publication Marketing Corporation ("Publication Marketing"), an affiliate through common ownership. During the thirteen and thirty-nine weeks ended October 29, purchases of these items from Publication Marketing were $24,000 and $53,000, respectively, compared to $27,000 and $51,000 during the same periods last year. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD ("Anco Far East"), an affiliate through common ownership. The total paid to Anco Far East was $370,000 and $1,768,000 during the thirteen and thirty-nine weeks ended October 29, 2005, respectively, compared to $583,000 and $905,000 during the same periods last year. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $26,000 and $124,000 during the thirteen and thirty-nine weeks ended October 29, 2005, respectively, compared to $41,000 and $63,000 during the same periods last year.

      The Company sold books to (received returns from) Anderson Media in the amounts of $233,000 and $239,000 during the thirteen and thirty-nine weeks ended October 29, 2005, respectively, compared to ($47,000) and ($78,000) during the same periods last year. During the thirteen and thirty-nine weeks ended October 29, 2005, the Company provided $0 and $7,000, respectively, of internet services to Magazines.com, compared to $206,000 and $253,000 during the same periods last year. The Company provided internet services to American Promotional Events, an affiliate through common ownership, of $6,000 and $69,000 during the thirteen and thirty-nine weeks ended October 29, 2005, respectively, compared to $8,000 and $62,000 during the same periods last year.

      The Company leases its principal executive offices from a trust, beneficiaries of which are the grandchildren of Mr. Charles C. Anderson, a former member of the Board of Directors. The lease extends to January 31, 2006. During the thirteen and thirty-nine weeks ended October 29, 2005, the Company paid rent of $34,000 and $103,000, respectively, to the trust under this lease compared to $34,000 and $103,000 during the same periods last year. Anderson & Anderson LLC ("A&A"), an affiliate through common ownership, also leases three buildings to the Company. During the thirteen and thirty-nine weeks ended October 29, 2005, the Company paid A&A a total of $111,000 and $333,000, respectively, in connection with such leases compared to $110,000 and $331,000 during the same periods last year. Total minimum future rental payments under all of these leases are $34,000 at October 29, 2005. The Company subleases certain property to Hibbett Sporting Goods, Inc. ("Hibbett"), a sporting goods retailer in the southeastern United States. The Company's Executive Chairman, Clyde B. Anderson, is a member of Hibbett's board of directors. During the thirteen and thirty-nine weeks ended October 29, 2005, the Company received $62,000 and $157,000, respectively, in rent payments from Hibbett compared to $48,000 and $143,000 during the same periods last year.

      The Company shares ownership of a plane, which the Company uses in the operation of its business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all of the variable cost and a portion of the fixed cost of the plane. The total amounts received from affiliated companies for use of the plane during the thirteen and thirty-nine weeks ended October 29, 2005 were $82,000 and $238,000, respectively, compared to $13,000 and $144,000 during the same periods last year. The Company also occasionally rents a plane from A&A as well. The amounts paid to A&A for plane rental were $4,000 and $35,000 for the thirteen and thirty-nine weeks ended October 29, 2005, respectively compared to $6,000 and $22,000 during the same periods last year.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to interest rate fluctuations involving its credit facilities and debt related to an industrial development revenue bond (the "Bond"). However, the Company uses fixed interest rate hedges to manage a portion of this exposure. The Company entered into two separate $10 million interest rate swaps on July 24, 2002 (the "Credit Facility Hedges"), which effectively fixed the interest rate on $20 million of variable credit facility debt at 5.13%. Both of the Credit Facility Hedges expired in August 2005, and the Company has not replaced the Credit Facility Hedges. In addition, the Company entered into a $7.5 million interest rate swap in May 1996 that expires in June 2006 and effectively fixes the interest rate on the Bond at 8.73% (the "Bond Hedge"). The counterparty to the Bond Hedge is a primary bank in the Company's credit facility. The Company believes the credit and liquidity risk of the counter party failing to meet its obligation under the Bond Hedge is remote.

      To illustrate the sensitivity of the results of operations to changes in interest rates on its debt, the Company estimates that a 66% increase in LIBOR rates would have increased interest expense by approximately $74,000 for the thirteen weeks ended October 29, 2005. Likewise, a 66% decrease in LIBOR rates would have decreased interest expense by $74,000 for the thirteen weeks ended October 29, 2005. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years. The estimates do not consider the effect of the potential termination of the Bond Hedge associated with the Bond would have on interest expense.

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

      In September 2005, during the course of its effort to implement Section 404 of the Sarbanes Oxley Act, management identified certain control deficiencies. After meeting with the Audit Committee of the Board of Directors, management determined that certain of these control deficiencies constituted significant deficiencies which in the aggregate constituted a material weakness. The Public Company Accounting Oversight Board's Auditing Standard No. 2 defines a significant deficiency as a control deficiency, or combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected and defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of this material weakness, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

                             CONTROLS AND PROCEDURES

      Due to the risk that discrepancies could arise which could affect our vendor payment and return cost calculations which could, in turn, impact our cost of goods sold, we have updated item level cost data in the item master file and will continue to maintain item level cost data on the item master file going forward. This will provide accurate item level cost information for merchandise purchase orders and publisher returns processed going forward. Due to the completion of the update to, and the ongoing maintenance of item level cost data, we expect to begin using item level detail in the cost of goods sold calculation by April 29, 2006, the end of the first quarter of fiscal 2007.

      To mitigate the risk of error until we begin using item level cost data in the cost of goods sold calculations, during the second and third quarters of fiscal 2006 we performed a reconciliation of inventory balances per the financial records to the physical inventory per the perpetual inventory system for the warehouse. This reconciliation process involved a detailed review of activity posted to the financial records since the last physical inventory at the warehouse in the fourth quarter of fiscal 2005 and compares the financial inventory balances to the physical totals per the perpetual inventory system. The shrinkage calculated during the reconciliation completed for the second and third quarters of fiscal 2006 was not material. A full physical inventory at the warehouse will be taken and reconciled to the financial records during the fourth quarter of fiscal 2006. Also, the sample size of invoices reviewed for verifying the cost of goods sold percentages by product line was expanded in the third quarter, and will be further expanded during the fourth quarter of fiscal 2006, until the new system for calculating the cost of goods sold at the item level discount is in place.

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

      Inadequate segregation of duties for accounts payable management and inadequate controls over access to the payables vendor master file. The director of accounts payable and the manager of accounts payable together manage all accounts payable, including the reconciliation of accounts payable detail activity to the general ledger. While our procedures for accounts payable stated that neither the director nor the manager were allowed to be involved in vendor master file maintenance, as of the end of the second quarter the system did not prevent either of them from making entries to, or performing maintenance on, the vendor master file. As of October 14, 2005, access privileges to the vendor file for the director and the manager have been revoked. Also, starting with the October, 2005 monthly closing process, a senior accounting manager outside of the accounts payable function is reviewing the reconciliation of the accounts payable detail activity to the general ledger each month. Management believes that this significant deficiency has been remediated as of the end of the third quarter of fiscal 2006.

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

      We have established company wide expense approval policies and procedures by department that specifically identify which employees have authority for approving invoices, the maximum dollar threshold they can approve and the dollar threshold at which additional approval is required. These new policies and procedures were implemented on October 14, 2005. As of the date for filing this quarterly report on Form 10-Q, new policies and procedures were also implemented requiring supporting documentation to be provided with expense invoices for certain categories of expense activity for approval by management.

      To mitigate the risk of misstatement of expense activity during the second and third quarters of fiscal 2006, we completed a subsequent review of invoices processed for sixty days after the end of the second quarter and for thirty days after the end of the third quarter. This process did not identify any significant changes to the amounts originally accrued for the each of the quarter closings.

                             CONTROLS AND PROCEDURES

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

ITEM 1A: Risk Factors

      We operate on a 52-53 week fiscal year ending on the Saturday closest to January 31st and fiscal quarters ending on the last Saturday of April, July and October. As a result, our past practice has been to file our Annual Report on Form 10-K in April and our Quarterly Reports on Form 10-Q in June, September and December, respectively. Consistent with our past practice, therefore, we are filing this Form 10-Q after December 1. Although this Item 1A requires us to disclose material changes from risk factors previously disclosed in our Form 10-K, we are unable to do so because we have not previously included risk factors in our Form 10-K. We will include risk factors in our Form 10-K for fiscal 2006 (which we anticipate will be filed in April 2006), and in all Forms 10-Q filed thereafter we will include, in accordance with this item, all material changes from risk factors previously disclosed in our Forms 10-K.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

      In March 2004, the Board of Directors authorized a new common stock repurchase program for up to 10% of the outstanding stock, or 1,646,624 shares. The following table shows common stock repurchases under the program during fiscal 2006:

                                                                                               Maximum Number
                                                                        Total Number of      of Shares that May
                             Total Number                             Shares Purchased as     Yet Be Purchased
                               of Shares       Average Price Paid      Part of Publicly       Under the Program
        Period                 Purchased           per Share           Announced Program      at End of Period
        ------                 ---------           ---------           -----------------      ----------------
1/30/2005 to 2/26/2005           74,001            $ 9.4833                 74,001                789,805
2/27/2005 to 3/2/2005            17,040            $ 9.0282                 17,040                772,765
3/3/2005 to 3/30/2005            52,530            $ 9.4552                 52,530                720,235
8/26/2005                        97,000            $10.0000                 97,000                623,235
                                -------             -------                -------                -------
        Total                   240,571             $9.6533                240,571                623,235
                                -------             -------                -------                -------

      Clyde B. Anderson and Charles C. Anderson, Jr. purchased a total of 97,000 shares from Sandra B. Cochran during the third quarter of fiscal 2006 under the Company's stock repurchase program previously announced in March 2004.

ITEM 3:  Defaults Upon Senior Securities

           None

                             II - OTHER INFORMATION

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

                                       BOOKS-A-MILLION, INC.

Date: December 13, 2005                by: /s/ Clyde B. Anderson
                                           ---------------------
                                       Clyde B. Anderson
                                       Executive Chairman of the Board

Date: December 13, 2005                by: /s/ Sandra B. Cochran
                                           ---------------------
                                       Sandra B. Cochran
                                       President and Chief Executive Officer

Date: December 13, 2005                by: /s/ Richard S. Wallington
                                           -------------------------
                                       Richard S. Wallington
                                       Chief Financial Officer