Form 10-K
period 2006-01-28
BOOKS A MILLION INC
filed 2006-04-13
CIK 891919

================================================================================

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

For the fiscal year ended January 28, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_____________to_____________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ]  No [X]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer [ ]  Accelerated Filer [X]  Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of July 29, 2005 (based on the closing sale price as reported on the NASDAQ National Market on such date), was $88,405,399.

      The number of shares outstanding of the Registrant's Common Stock as of April 10, 2006 was 16,569,577.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Stockholders for the fiscal year ended January 28, 2006 are incorporated by reference into Part II of this report.

      Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2006 are incorporated by reference into Part III of this report.

================================================================================

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
                                   10-K INDEX

PART I
Item I.    Business                                                                                                    4
Item IA.   Risk Factors                                                                                                7
Item IB.   Unresolved Staff Comments                                                                                  10
Item 2.    Properties                                                                                                 10
Item 3.    Legal Proceedings                                                                                          11
Item 4.    Submission of Matters To A Vote of Security Holders                                                        11

PART II
Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters                                      11
Item 6.    Selected Financial Data                                                                                    11
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations                      11
Item 8.    Financial Statements and Supplementary Data                                                                12
Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure                       12
Item 9A.   Controls and Procedures                                                                                    13

PART III
Item 10.   Directors and Executive Officers of the Registrant                                                         16
Item 11.   Executive Compensation                                                                                     17
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                             17
Item 13.   Certain Relationships and Related Transactions                                                             17
Item 14.   Principal Accountant Fees and Services                                                                     17

PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports On Form 8-K                                            17

                                     PART I

          SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

      This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of Books-A-Million, Inc. the "Company", or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company's specific market areas; inflation; economic conditions in general and in the Company's specific market areas; the number of store openings and closings; the profitability of certain product lines, capital expenditures and future liquidity; liability and other claims asserted against the Company; uncertainties related to the Internet and the Company's Internet initiative; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1. BUSINESS

GENERAL

            Books-A-Million, Inc. is a leading book retailer in the southeastern United States. The Company was founded in 1917 and operates both superstores and traditional bookstores. Superstores, the first of which was opened in 1987, range in size from 8,000 to 36,000 square feet and operate under the names "Books-A-Million" and "Books and Co." Traditional bookstores are smaller stores operated under the names "Bookland", "Books-A-Million" and "Joe Muggs Newsstands". These stores range in size from 2,000 to 7,000 square feet and are located primarily in enclosed malls. All store formats generally offer an extensive selection of best sellers and other hardcover and paperback books, magazines, and newspapers. In addition to the retail store formats, we offer our products over the Internet at Booksamillion.com and Joemuggs.com.

            We were founded in 1917, originally incorporated under the laws of the State of Alabama in 1964 and reincorporated in Delaware in September 1992. Our principal executive offices are located at 402 Industrial Lane, Birmingham, Alabama 35211, and our telephone number is (205) 942-3737. Unless the context otherwise requires, references to "we," "our" or "the Company" include our wholly owned subsidiaries, American Wholesale Book Company, Inc. ("American Wholesale") and American Internet Service, Inc. ("AIS").

            Our periodic and current reports filed with the SEC are made available on our website at www.booksamillioninc.com as soon as reasonably practicable. Our corporate governance guidelines, code of conduct and key committee charters are also available on our website. These reports are available free of charge to stockholders upon written request. Such requests should be directed to Richard S. Wallington, our Chief Financial Officer. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at http: //www.sec.gov.

BUSINESS SEGMENTS

            We have two reportable segments: retail trade and electronic commerce trade. In the retail trade segment we are engaged in the retail trade of primarily book merchandise. The retail trade segment includes our distribution center operations which predominantly supplies merchandise to our retail stores. In the electronic commerce trade segment we transact business over the Internet primarily. This segment is managed separately due to divergent technology and marketing requirements. For additional information, see Note 8 "Business Segments" in the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the year ended January 28, 2006, incorporated herein by reference.

RETAIL STORES

      We opened our first Books-A-Million superstore in 1987. We developed superstores to capitalize on the growing consumer demand for the convenience, selection and value associated with the superstore retailing format. Each superstore is designed to be a receptive and open environment conducive to browsing and reading and includes ample space for promotional events open to the public, including book autograph sessions and children's storytelling. We operated 173 superstores as of January 28, 2006.

      Our superstores emphasize selection, value and customer service. Each of our superstores offers an extensive selection of best sellers and other hardcover and paperback books, magazines, local newspapers and gifts and dedicates space to bargain books that are sold at a discount from publishers' originally suggested retail prices. Each superstore has a service center staffed with associates who are knowledgeable about the store's merchandise and who are trained to answer customers' questions, assist customers in locating books within the store and place special orders. The majority of our superstores also include a Joe Muggs cafe, serving Joe Muggs coffee and assorted pastries. Our superstores are conveniently located on major, high-traffic roads and in enclosed malls or strip shopping centers with adequate parking, and generally operate for extended hours up to 11:00 pm local time.

      Our traditional stores are tailored to the size, demographics and competitive conditions of the particular market area. Traditional stores are located primarily in enclosed malls and generally feature a wide selection of books, magazines and gift items. We had 32 traditional stores as of January 28, 2006.

MERCHANDISING

      We employ several value-oriented merchandising strategies. Books on our best-seller list, which is developed by us based on the sales and customer demand in our stores, are generally sold in the Company's superstores below publishers' suggested retail prices. In addition, customers can join the Millionaire's Club and save 10% on all purchases in any of our stores, including already discounted best-sellers. Our point-of-sale computer system provides the data necessary to enable us to anticipate consumer demand and customize store inventory selection to reflect local customer interest.

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

      Internet development efforts are assisted through a wholly owned subsidiary of AIS, NetCentral, Inc., which is based in Nashville, Tennessee. They provide all web development and maintenance for all of our internet sites and networking initiatives.

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

      We purchase merchandise from over 1,500 vendors. We purchase the majority of our collectors' supplies from Anderson Press and substantially all of our magazines from Anderson Media, each of which is a related party (see "Certain Relationships & Related Transactions" on pages 12 and 13 of the Proxy). No one vendor accounted for over 11.0% of our overall merchandise purchases in the fiscal year ended January 28, 2006. In general, in excess of 80% of our inventory may be returned for credit, which substantially reduces our risk of inventory obsolescence.

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

COMPETITION

      The retail bookstore industry is highly competitive and includes competitors that have substantially greater financial and other resources than we have. We compete directly with national bookstore chains, independent bookstores, booksellers on the Internet and certain mass merchandisers. Our largest competitors are Barnes and Nobles, Inc. and Borders Group, Inc. In recent years, competing bookstore chains have been expanding their businesses, and certain leading regional and national chains have developed and opened superstores and Internet web sites. We also compete indirectly with retail specialty stores that offer books in a particular area of specialty. Management believes that the key competitive factors in the retail book industry are convenience of location, selection, customer service and price.

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

TRADEMARKS

      "Books-A-Million," "BAM!," "Bookland," "Books & Co.," "Millionaire's Club," "Sweet Water Press," "Thanks-A-Million," "Big Fat Coloring Book," "Up All Night Reader," "Read & Save Rebate," "Readables Accessories for Readers," "Kids-A-Million," "Teachers First," "The Write-Price," "Bambeanos," "Book$mart," "BAMM," "BAMM.com," "BOOKSAMILLION.com," "Chillatte," "Joe Muggs Newsstand," "Page Pets," "JOEMUGGS.com," "Laser Line," FAITHPOINT.com," "Joe Muggs," "Anderson's Bookland," "Snow Joe," "The Testaments Shoppe" and "NetCentral" are the primary registered trademarks of the Company. Management does not believe that these trademarks are materially important to the continuation of our operations.

EMPLOYEES

      As of fiscal year end, we employed approximately 2,900 full-time associates and 2,100 part-time associates. The number of part-time associates employed fluctuates based upon seasonal needs. None of our associates are covered by a collective bargaining agreement. Management believes that relations with our associates are very good.

ITEM 1A. RISK FACTORS.

      The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

Intense competition from traditional retail sources and the Internet may adversely affect our business.

      The retail book business is highly competitive and competition within the industry is fragmented. We face direct competition from other superstores, such as Barnes & Noble and Borders, and we also face competition from mass merchandisers, such as Wal-Mart and Costco, and online retailers such as Amazon, Barnes and Nobles, Borders and Wal-Mart. Our bookstores also compete with specialty retail stores that offer books in particular subject areas, independent single store operators, variety discounters, drug stores, warehouse clubs, mail order clubs and other retailers offering books. In addition, our bookstores may face additional competition from the expanding market for electronic books and from other categories of retailers entering the retail book market.

      Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing policies. Competitors in both the retail and electronic commerce trade also may be able to devote more resources to technology development, fulfillment, and marketing than we are able to.

      Competition in electronic commerce trade may intensify. The online market is rapidly evolving and intensely competitive, with few barriers to entry. Companies in the retail and electronic commerce trade may enter into business combinations or alliances that strengthen their competitive positions. This increased competition may reduce our sales, operating profits, or both.

Our business is highly seasonal.

      Our business is highly seasonal with sales and earnings generally highest in the fourth quarter and lowest in the first quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter. During fiscal 2006, approximately 32% of our sales and approximately 81% of our operating income were generated in the fourth quarter. If we do not stock popular products in sufficient amounts or fail to have sources to timely restock popular products during the busy holiday period such that we fail to meet customer demand, it could significantly affect our revenue and earnings and our future growth. In addition, if we experience less than satisfactory net sales during the fourth quarter, we may not be able to sufficiently compensate for any losses which may be incurred during the first three quarters of the year.

Our business is dependent upon consumer spending patterns.

      Sales of books may depend upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence and other factors beyond our control. Weather, among other things, can affect comparable store sales, because inclement weather can require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, customers may decide to avoid going to stores in bad weather. In addition, sales are dependant in part on the strength of new release titles offered by vendors. A decline in consumer spending on books could have a material adverse effect on our financial condition and results of operations.

Our business may be affected by our relationships with suppliers and delays in product shipments.

      We rely heavily upon our suppliers to provide us with new products as quickly as possible. The loss of any of our suppliers could reduce our product offerings, which could cause us to be at a competitive disadvantage. In addition, we depend upon the business terms we can obtain from suppliers, including competitive prices, unsold product return policies, new release title quantity allocations, advertising and market development allowances, freight charges and payment terms. Our failure to maintain favorable business terms with our suppliers could adversely affect our ability to offer products to consumers at competitive prices. To the extent that our suppliers rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions in the form of tariffs or quotas or both and currency fluctuations, could hurt our business.

Our vendor relationships subject us to a number of risks, and we heavily rely on one supplier for magazine purchases that is a related party.

      Although we purchase merchandise from over 1,500 vendors and no one vendor accounted for more than 11% of our inventory purchases in fiscal 2006, we have significant vendors that are important to us. If our current vendors were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms. We have entered into and may, in the future, enter into various transactions and agreements with entities wholly or partially owned by certain stockholders and directors (including certain officers) of the Company. We believe that the transactions and agreements that we have entered into are on terms that are at least as favorable to us as could reasonably have been obtained at such time from third parties.

If we do not successfully optimize inventory and manage our distribution, our business could be harmed

      If we do not successfully optimize our inventory and operate our distribution centers, it could significantly limit our ability to meet customer demand. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing, fulfillment, and distribution capacity. Additionally, if we open new stores in new geographic areas where we don't currently have a presence, we may not be able to provide those stores with efficient distribution and fulfillment services which may impact our stores in those markets. We may be unable to adequately staff our fulfillment and customer service centers to meet customer demand. There can be no assurance that we will be able to operate our network effectively.

      We rely heavily on the American Wholesale warehouse distribution facilities for merchandise distribution functions and to maintain inventory stock for our retail stores. Our ability to distribute merchandise to our stores and maintain adequate inventory levels may be materially impacted by any material damage incurred at our warehouse facilities caused by inclement weather, fire, flood, power loss, earthquakes, acts of war or terrorism, acts of God and similar factors.

      We also rely heavily on American Wholesale's dedicated transportation fleet for deliveries of inventory. As a result, our ability to receive inbound inventory efficiently may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, acts of God and similar factors.

      Any of the inventory risk factors set forth above may adversely affect our financial condition, operating results and cash flows.

Failure to retain key personnel

      Our continued success depends to a significant extent upon the efforts and abilities of our senior management. The failure to retain our senior managers could have a material adverse effect on our business and our results of operations. We do not maintain "key man" life insurance on any of our senior managers.

Failure to attract and retain qualified associates and other labor issues could adversely affect our financial performance.

      Our ability to continue to expand our operations depends on our ability to attract and retain a large and growing number of qualified associates. Our ability to meet our labor needs generally while controlling our associate wage and related labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. If we are unable to locate, attract and retain qualified personnel or if our costs of labor or related costs increase significantly, our financial performance could be affected adversely.

We rely extensively on communication and computer systems to process transactions, summarize results and manage our business. Disruptions in these systems could harm our ability to run our business.

      Given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as acts of God, fires, tornadoes, hurricanes, floods, earthquakes, power losses, telecommunications failure, acts of war or terrorism, physical or electronic break-ins, and similar events or disruptions, and usage errors by our employees. If our systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations.

      Our electronic commerce trade faces business risks, which include:

-     risks associated with a limited operating history;

-     competition from other Internet-based companies and traditional retailers;

-     risks associated with a failure to manage growth effectively;

- risks of the Internet as a medium for commerce including internet security risks;

- risks associated with the need to keep pace with rapid technological change;

-     risks of system failure or inadequacy; and

-     risks associated with the maintenance of domain names.

      If any of these risks materializes, it could have an adverse effect on our electronic commerce trade.

Government regulation of the Internet and E-commerce is evolving and unfavorable changes could harm our business.

      We are subject to general business regulations and laws, as well as regulations and laws specifically governing the

Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to our services, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business.

We could be liable for breaches of security on our website.

      A fundamental requirement for e-commerce is the secure storage and transmission of confidential information. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results.

We are subject to a number of risks related to payments we accept.

      We accept payments by a variety of methods, including credit card, debit card, gift cards, direct debit from a customer's bank account, physical bank check and cash. For certain payment transactions, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. If one or more of these agreements are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our operating results. In addition, as we offer new payment options to our customers, we may be subject to additional regulations and compliance requirements and a greater risk of fraud.

We may be unable to protect our intellectual property, which could harm our brand and reputation.

      To protect our proprietary rights in our intellectually property, we rely generally on copyright, trademark and trade secret laws. Although we do not believe that our trademarks and other intellectual property are materially important to the continuation of our operations, our failure or inability to maintain or protect our proprietary rights could materially decrease their value, and our brand and reputation could be impaired as a result.

We are subject to certain legal proceedings that may affect our financial condition and results of operation.

      We are involved in a number of legal proceedings. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position or results of operations. However, we can give no assurances that certain lawsuits either now or in the future will not materially affect our financial position or results of operations.

Our stock price may be subject to volatility.

The trading price of our common stock may fluctuate. Trading prices of our common stock may fluctuate in response to a number of events and factors, many of which are beyond our control, such as:

            -     general economic conditions;

            -     changes in interest rates;

            - conditions or trends in the retail book and electronic commerce trade industries;

            -     fluctuations in the stock market in general;

            -     quarterly variations in operating results;

            - new products, services, innovations, and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;

            - changes in financial estimates by us or securities analysts and recommendations by securities analysts;

            -     changes in regulation;

            - changes in our capital structure, including issuance of additional debt or equity to the public;

            - corporate restructurings, including layoffs or closures of facilities;

            - changes in the valuation methodology of, or performance by, others in the retail book and electronic trade industries; and

            - transactions in our common stock by major investors; and certain analyst reports, news, and speculation.

  Any of these events may cause our stock price to rise or fall and may adversely affect our business and financing opportunities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

   None.

ITEM 2. PROPERTIES

      Our bookstores are generally located either in enclosed malls or strip shopping centers. All of our stores are leased. Generally, these leases have terms ranging from five to ten years and require that we pay a fixed minimum rental fee and/or a rental fee based on a percentage of net sales together with certain customary costs (such as property taxes, common area maintenance and insurance).

      Our principal executive offices are located in a 20,550 square foot leased building located in Birmingham, Alabama. We also lease a 37,000 square foot building located in Irondale, Alabama for additional corporate office space. Both leases involve related parties (see "Certain Relationships & Related Transactions" on pages 12 and 13 of the Proxy). The Birmingham, Alabama office space lease expires on June 30, 2006, and we intend to negotiate additional term under the lease. The Irondale, Alabama office space is leased month-to-month. In addition, we lease approximately 4,025 square feet of office space in Nashville, Tennessee for the offices of NetCentral. The NetCentral space is leased month-to-month. We believe that the failure to extend the lease of the corporate office space in Birmingham, Alabama or the loss of any of the corporate office space currently leased on a month-to-month basis would not have a material adverse effect on the Company's business, financial condition or results of operations.

      American Wholesale owns its wholesale distribution center located in an approximately 290,000 square foot facility in Florence, Alabama. During fiscal 1995 and 1996, we financed the acquisition and construction of the wholesale distribution facility through loans obtained from the proceeds of an industrial revenue bond, which are loans secured by a mortgage interest in this facility. We also lease, on a month-to-month basis from a related party, a second 210,000 square foot warehouse facility located in Tuscumbia, Alabama. We believe that the failure to extend the lease for this warehouse facility currently leased on a month-to-month basis would not have a material adverse effect on the Company's business, financial condition or results of operations. In addition we lease all of the tractors that pull the company-owned trailers, which comprise our transportation fleet.

ITEM 3. LEGAL PROCEEDINGS

      We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information in footnote 12 Summary of Quarterly Results (Unaudited) on page 29 of the Annual Report to Stockholders for the year ended January 28, 2006 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The information under the heading "Selected Consolidated Financial Data" for the years ended February 2, 2002, through January 28, 2006 on page 4 of the Annual Report to Stockholders for the year ended January 28, 2006, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information under the heading "Management's Discussion & Analysis of Financial Condition & Results of Operations" on pages 5 through 13 of the Annual Report to Stockholders for the year ended January 28, 2006, is incorporated herein by reference.

ITEM 7.A. MARKET RISK

      We are subject to interest rate fluctuations involving our credit facilities. The average amount of debt outstanding under our existing credit agreement was $10.0 million during fiscal 2006. Outstanding amounts under our credit agreement bear interest at variable rates.

      Additionally, the Company had $7.2 million of borrowings outstanding at January 28, 2006 from loans made pursuant to an industrial development revenue bond which are secured by a mortgage interest in one of our warehouse facilities. On May 14, 1996, we entered into a $7.5 million interest rate swap with a ten-year term. The swap effectively fixes the interest rate on $7.5 million of variable rate debt at 8.73% and expires on June 7, 2006. The counterparty to the remaining interest rate swap is a party to our revolving credit facilities. We believe the credit and liquidity risk of the counterparty failing to meet their obligations is remote as we settle our interest position with the banks on a quarterly basis. All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading.

      The information in note 3 "Debt and Lines of Credit" in the Notes to Consolidated Financial Statements on pages 23 and 24 of the Annual Report to Stockholders for the year ended January 28, 2006 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements of the Registrant and its subsidiaries included in the Annual Report to Stockholders for the year ended January 28, 2006 are incorporated herein by reference:

      Consolidated Balance Sheets as of January 28, 2006 and January 29, 2005.

      Consolidated Statements of Income for the Fiscal Years Ended January 28,
         2006, January 29, 2005, and January 31, 2004.

      Consolidated Statements of Changes in Stockholders' Equity for the Fiscal
         Years Ended January 28, 2006, January 29, 2005, and January 31, 2004

      Consolidated Statements of Cash Flows for the Fiscal Years Ended January
         28, 2006, January 29, 2005, and January 31, 2004

      Notes to Consolidated Financial Statements.

      Report of Independent Registered Public Accounting Firm

      The information in footnote 12 Summary of Quarterly Results
        (Unaudited) on page 29 of the Annual Report to Stockholders for the Fiscal Years Ended January 28, 2006 and January 29, 2005 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Upon the recommendation of the Audit Committee of the Board of Directors of the Company, Deloitte & Touche LLP ("Deloitte") was dismissed as the Company's independent auditor effective April 29, 2005. Deloitte served as the Company's independent auditor for fiscal years 2003, 2004 and 2005. The reports of Deloitte for those fiscal years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During those fiscal years and for fiscal year 2006 through April 29, 2005 there were no (A) disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to such disagreements in its reports provided to the Company; and (B) reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

      Effective April 29, 2005, the Company's Audit Committee engaged Grant Thornton LLP to audit the Company's financial statements for the fiscal year ending on January 28, 2006. Prior to the engagement of Grant Thornton LLP, neither the Company nor anyone on behalf of the Company had consulted with Grant Thornton LLP during the Company's two most recent fiscal years and for fiscal year 2006 through April 29, 2005 in any matter regarding either: (A) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither was a written report nor oral advice provided to the Company that Grant Thornton LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (B) any matter which was the subject of either a disagreement or a reportable event, as each are defined in Item 304(a)(1)(iv) and (v) of Regulation S-K, respectively.

ITEM 9A. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

      As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

      Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material affect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of the end of the period covered by this report based on the "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded that the Company's internal control over financial reporting was effective as of the end of the period covered by this report.

      Grant Thornton LLP, the independent registered certified public accounting firm that audited the Company's financial statements included in this report, has also audited management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report as stated in their report incorporated herein as part of the Company's Annual Report.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      During the course of its effort to implement Section 404 of the Sarbanes Oxley Act, management identified certain control deficiencies in the Company's internal control over financial reporting. After meeting with the Audit Committee of the Board of Directors, management determined that certain of these control deficiencies constituted significant deficiencies which in the aggregate constituted a material weakness. These significant deficiencies have been remediated during the third and fourth quarters, as described more fully below.

      The material weakness identified during the second quarter consisted of a combination of the following significant deficiencies relating to accounts payable: (i) inadequate controls over the data used to perform cost of goods sold calculations; (ii) inadequate segregation of duties for accounts payable management and inadequate controls over access to the payables vendor master file; and (iii) inadequate independent verification of expense invoice payment supporting documentation.

      Inadequate controls over the data used to perform cost of goods sold calculations. Because we did not accumulate product cost data at the item level in the item master file in the past, we calculated cost of goods sold and determined vendor payments and return credits using product line cost data for each vendor. We generally purchase inventory at a wholesale cost that is expressed as a discount from the suggested retail price for the product. When merchandise was received at the warehouse, the discount percentage established for each product line a vendor sold to the Company was used to calculate the expected cost of the merchandise and a warehouse receipt was generated. The warehouse receipt was matched to the vendor's invoice at the total receipt/invoice level to ensure the accuracy of the receipt of product ordered and the amount of payment due to the vendor.

      In addition, many vendors have several different product lines which may have different discount percentages. For example, publishers, who collectively constitute a majority of our vendors, have several different imprints under which they publish and sell books which they sell to us under varying discount percentages. However, because product cost data at the item level was not then accumulated in the item master file, the information used in the item master file, which is within the warehouse system, to calculate cost of receipts and returns was generated based on a standard discount percentage at the vendor level, which may not have matched the discount percentage on each product line that we purchased from or returned to that vendor. Calculations done at the vendor discount level could have caused discrepancies in the cost amounts determined for the merchandise receipts and returns versus the amounts charged by the vendor. Discrepancies in merchandise receipt amounts versus vendor invoice amounts above certain tolerances were reviewed to ensure the vendor was paid the proper amount. However, the cumulative effect of discrepancies under the tolerance levels could have had an impact on inventory shrinkage. In addition, the cost charged for product on returns had been based on the vendor product line discount reflected in the system and was not reconciled until after the vendor issued a credit for the return. A delay in vendor processing of returns, which could increase unresolved return disputes, could also have impacted inventory shrinkage results. During the third and fourth quarters of fiscal 2006 we updated the item master file to include product cost data at the item level, and we will continue to maintain item level product cost data in the item master file going forward.

      In addition, because we do not maintain an automated system to calculate cost of goods sold at the item level, a weighted average cost by product line must be determined, which is then applied to sales amounts to calculate cost of goods sold. The weighted average cost percentages are calculated using invoice level data to determine the cost of goods sold percentages by product line. The percentages are determined for each product line using a sampling of invoices for each period. The sample size used historically through the second quarter of fiscal 2006 may have not been large enough to allow us to adequately calculate cost of goods sold on a quarterly basis. However, the sample size of invoices reviewed for verifying the cost of goods sold percentages by product line was expanded significantly in the third and fourth quarters of fiscal 2006. As of the end of the fiscal year covered by this report we had sampled approximately 85% of all year-to-date purchasing activity to ensure that the cost of goods sold calculations were materially accurate. Management believes that this expanded sampling of the majority of all merchandise purchases during the fiscal year, combined with the update and ongoing maintenance of item level product cost data in the item master file, are effective internal controls to ensure the accuracy of the cost of goods sold calculations.

      To further mitigate the risk of error in the cost of goods sold calculations a full physical inventory was taken at the warehouse and reconciled to the financial records during the fourth quarter of fiscal 2006. The shrinkage calculated during the reconciliation completed during the fourth quarter of fiscal 2006 was inconsequential. A full physical inventory has been and will continue to be taken each year at the warehouse and reconciled to the financial records.

      The updates to and maintenance of item level product cost data in the item master file is also expected to improve the accuracy of discount percentages used to calculate the credits for merchandise returns. This is expected to reduce significantly the risk of miscalculating the credits for returns. We will continue to reconcile the major vendors' statement activity to payables activity on a quarterly basis to identify return differences and resolve those discrepancies with vendors.

      Inadequate segregation of duties for accounts payable management and inadequate controls over access to the payables vendor master file. The director of accounts payable and the manager of accounts payable together manage all accounts payable, including the reconciliation of accounts payable detail activity to the general ledger. While our procedures for accounts payable stated that neither the director nor the manager were allowed to be involved in vendor master file maintenance, as of the end of the second quarter the system did not prevent either of them from making entries to, or performing maintenance on, the vendor master file. As of October 14, 2005, access privileges to the vendor file for the director and the manager were revoked. Also, starting with the October 2005 monthly closing process, a senior accounting manager outside of the accounts payable function is reviewing the reconciliation of the accounts payable detail activity to the general ledger each month. Management believes that this significant deficiency was remediated as of the end of the third quarter of fiscal 2006.

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

      As of October 14, 2005, we established company wide expense approval policies and procedures by department that specifically identify which employees have authority for approving invoices, the maximum dollar threshold they can approve and the dollar threshold at which additional approval is required. As of December 1, 2005 we implemented policies and procedures requiring supporting documentation to be provided with expense invoices for certain categories of expense activity for approval by management. Management believes that this significant deficiency was remediated as of December 1, 2005.

      To mitigate the risk of misstatement of expense activity prior to the time the new expense approval policies and procedures were put in place, during the second and third quarters of fiscal 2006, we completed a subsequent review of invoices processed for sixty days after the end of the second quarter and for thirty days after the end of the third quarter. This process did not identify any significant changes to the amounts originally accrued for the each of the quarter closings.

      The efforts we have taken as described above are subject to continued management review supported by confirmation and testing by management, our internal auditors and the outside consultants, as well as audit committee oversight.

      There have been no other material changes in our disclosure controls and procedures, or our internal control over financial reporting, during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      The sections under the heading "Proposal I-Election of Directors" entitled "Nominees for Election - Term Expiring 2009," "Incumbent Directors - Term Expiring 2007," and "Incumbent Directors - Term Expiring 2008" on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 8, 2006, are incorporated herein by reference for information on the directors of the Registrant. The information under the heading "Information Concerning the Board of Directors" on pages 5 through 11 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 8, 2006 is incorporated herein by reference.

EXECUTIVE OFFICERS

      All of our executive officers are elected annually by and serve at the discretion of the Board of Directors. Our current executive officers are listed below:

        NAME                             AGE                              POSITION WITH THE COMPANY
        ----                             ---                              -------------------------
  Clyde B. Anderson                       45                            Executive Chairman of the Board
  Sandra B. Cochran                       47                   President, Chief Executive Officer and Secretary
  Terrance G. Finley                      52                President Books-A-Million, Inc. Merchandising Group
Richard S. Wallington                     47                                Chief Financial Officer

      Clyde B. Anderson has served as Executive Chairman of the Board since February 2004 and has served as a director of the Company since August 1987. Mr. Anderson served as the Chairman of the Board from January 2000 until February 2004 and also served as the Chief Executive Officer of the Company from July 1992 until February 2004. Mr. Anderson also served as the President of the Company from November 1987 to August 1999. From November 1987 to March 1994, Mr. Anderson also served as the Company's Chief Operating Officer. Mr. Anderson serves on the Board of Directors of Hibbett Sporting Goods, Inc., a sporting goods retailer. Mr. Anderson is the son of Charles C. Anderson, a majority stockholder, and the brother of Terry C. Anderson, a member of the Company's Board of Directors.

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

      The section under the heading "Information Concerning Board of Directors" entitled "Code of Conduct" on page 9 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 8, 2006 is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors, executive officers and persons who own beneficially more than 10% of the Company's common stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission (the "SEC") and the NASDAQ Stock Market, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, our directors, executive officers and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal 2006.

ITEM 11. EXECUTIVE COMPENSATION

      The sections under the heading "Executive Compensation," other than those entitled "Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Certain Relationships and Related Transactions" and "Performance Graph", on pages 11 through 16 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 8, 2006 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The section under the heading "Information Concerning the Board of Directors" entitled "Beneficial Ownership of Common Stock" on page 10 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 8, 2006 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The sections under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" on pages 13 and 14 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 8, 2006 are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The section under the heading "Information Concerning Board of Directors" entitled "Auditor Fees and Services" on page 7 and 8 of the Proxy Statement for the Annual Meeting of Stockholders to be held June 8, 2006 is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements

            The following Consolidated Financial Statements of Books-A-Million, Inc. and its subsidiaries, included in the Registrant's Annual Report to Stockholders for the fiscal year ended January 28, 2006 are incorporated by reference in Part II, Item 8:

            Consolidated Balance Sheets as of January 28, 2006, and January 29,
              2005.

            Consolidated Statements of Income for the Fiscal Years Ended January
              28, 2006, January 29, 2005 and January 31, 2004.

            Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended January 28, 2006, January 29, 2005 and January
              31, 2004.

            Consolidated Statements of Cash Flows for the Fiscal Years Ended
              January 28, 2006, January 29, 2005 and January 31, 2004.

            Notes to Consolidated Financial Statements.

            Reports of Independent Registered Public Accounting Firms.

      2.    Financial Statement Schedule:

            The following consolidated financial statement schedule of Books-A-Million, Inc. is attached hereto:

            Reports of Independent Registered Public Accounting Firm on Financial Statement Schedule.

            Schedule II Valuation and Qualifying Accounts

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

3.    Exhibits

Exhibit Number

     3.1     --   Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form
                  S-1, File No. 33-52256, originally filed September 21, 1992
                  (the "S-1 Registration Statement")).

     3.2     --   Bylaws of the Company (incorporated by reference to Exhibit
                  3.2 to the S-1 Registration Statement).

     4.1     --   See Exhibits 3.1 and 3.2 hereto incorporated herein by
                  reference to the Exhibits of the same number to the S-1
                  Registration Statement.

    10.1     --   Lease Agreement between First National Bank of Florence,
                  Alabama, as Trustee, and Bookland Stores, Inc. (which is a predecessor of the Registrant), an Alabama corporation, dated
                  January 30, 1991 (incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement).

    10.2     --   Amended and Restated Stock Option Plan (incorporated by
                  reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended January 30, 1999, File No. 0-20664, filed on April 30, 1999).

    10.3     --   Employee Stock Purchase Plan (incorporated by reference to
                  Exhibit 10.7 to the S-1 Registration Statement).

    10.4     --   Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 29, 1994, File No. 0-20664, filed on April 29, 1994).

    10.5     --   1999 Amended and Restated Employee Stock Purchase Plan
                  (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended January 29, 2000, File No.
                  0-20664, filed on April 28, 2000).

    10.6     --   401(k) Plan adopted September 15, 2003, with SunTrust Bank as
                  Trustee (incorporated by reference to Exhibit 10.6 to Annual
                  Report on Form 10-K for the fiscal year ended January 31, 2004, File No. 0-20664, filed April 27, 2004).

    10.7     --   Shareholders Agreement dated as of September 1, 1992
                  (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended January 31, 1993, File No.
                  0-20664, filed May 3, 1993).

    10.8     --   Executive Incentive Plan (incorporated by reference to Exhibit
                  10.8 to Annual Report on Form 10-K for the fiscal year ended
                  January 28, 1995, File No. 0-20664, filed April 28, 1995).

   10.20     --   Credit agreement dated as of July 1, 2002, between the Company and Bank of America, N.A., SunTrust Bank, N.A., Wells Fargo
                  Bank, N.A., SouthTrust Bank N.A. and AmSouth Bank, N.A.
                  (incorporated by reference to Exhibit 10.20 to Form 10-Q for the quarter ended August 3, 2002).

   10.21     --   First Amendment to the Credit Agreement dated as of June 14,
                  2004 between the company and Bank of America, N. A., SunTrust
                  Bank, N.A., Wells Fargo Bank, N.A., SouthTrust Bank N.A., and
                  AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended
                  January 29, 2005).

   10.22     --   Second Amendment to the Credit Agreement dated as of June 20,
                  2005 between the company and Bank of America, N. A., SunTrust
                  Bank, N.A., Wells Fargo Bank, N.A., SouthTrust Bank N.A., and
                  AmSouth Bank, N.A. (incorporated by reference to Exhibit 99
                  (B)(3) to Tender Offer Statement by Issuer on Form SC TO-I for the Tender Offer closed on June 23, 2005).

   10.23     --   2005 Incentive Award Plan (incorporated by reference to
                  Exhibit 10.1 to form 8-K for adoption of the plan on June 1, 2005, File No. 333-126008, filed June 29, 2005).

   10.24     --   Executive Deferred Compensation Plan (incorporated by
                  reference to Exhibit 10.3 on Form 8-K, File No. 0-20664, filed
                  August 22, 2005).

   10.25     --   Director's Deferred Compensation Plan (incorporated by
                  reference to Exhibit 10.2 on Form 8-K, File No. 0-20664, filed
                  August 22, 2005).

      13     --   Portions of the Annual Report to Stockholders for the year ended January 28, 2006 that are expressly incorporated by reference into Part II of this Report.

      21     --   Subsidiaries of the Registrant (incorporated by reference to
                  Exhibit 21 to Annual Report on Form 10-K for the fiscal year ended February 3, 2001, File No. 0-20664, filed May 4, 2001).

    23.1     --   Consent of Grant Thornton LLP, Independent Registered Public
                  Accounting Firm.

    23.2     --   Consent of Deloitte & Touche LLP, Independent Registered
                  Public Accounting Firm.

    31.1     --   Certification of Clyde B. Anderson, Executive Chairman of the
                  Board of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit
                  31 of Item 601 of Regulation S-K.

    31.2     --   Certification of Richard S. Wallington, Chief Financial
                  Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit
                  31 of Item 601 of Regulation S-K.

    31.3     --   Certification of Sandra B. Cochran, President and Chief
                  Executive Officer of Books-A-Million, Inc., pursuant to Rule
                  13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

    32.1     --   Certification of Clyde B. Anderson, Executive Chairman of the
                  Board of Books-A-Million, Inc., pursuant to 18 U.S.C. Section
                  1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

    32.2     --   Certification of Richard S. Wallington, Chief Financial
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

                                             BOOKS-A-MILLION, INC.

                                             by: /s/ Clyde B. Anderson
                                                 ------------------------------
                                                 Clyde B. Anderson
                                                 Executive Chairman of the Board
                                                 Date: April 13, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PRINCIPAL EXECUTIVE OFFICER:

           /s/ Clyde B. Anderson
------------------------------------------
Clyde B. Anderson
Executive Chairman of the Board
Date:  April 13, 2006

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

           /s/ Richard S. Wallington
------------------------------------------
Richard S. Wallington
Chief Financial Officer
Date: April 13, 2006

DIRECTORS:

           /s/ Clyde B. Anderson
------------------------------------------
Clyde B. Anderson
Date: April 13, 2006

           /s/ Ronald G. Bruno
------------------------------------------
Ronald G. Bruno
Date: April 13, 2006

DIRECTORS:

           /s/ J. Barry Mason
------------------------------------------
J. Barry Mason
Date: April 13, 2006

           /s/ Terry C. Anderson
------------------------------------------
Terry C. Anderson
Date: April 13, 2006

           /s/ Albert C. Johnson
------------------------------------------
Albert C. Johnson
Date: April 13, 2006

           /s/ William H. Rogers, Jr.
------------------------------------------
William H. Rogers, Jr.
Date: April 13, 2006

  REPORT OF GRANT THORNTON, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,
                            ON FINANCIAL STATEMENTS

Board of Directors and
Shareholders of Books-A-Million, Inc.

We have audited the accompanying balance sheet of Books-A-Million, Inc. as of January 28, 2006 and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Books-A-Million, Inc. as of January 28, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II for the year ended January 28, 2006 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Books-A-Million, Inc.'s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 22, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 22, 2006

  REPORT OF GRANT THORNTON, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and
Shareholders of Books-A-Million, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls Over Financial Reporting, that Books-A-Million, Inc. maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Books-A-Million, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Books-A-Million, Inc. maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the Internal Control - Integrated Framework issued by the COSO. Also in our opinion, Books-A-Million, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Books-A-Million, Inc. as of January 28, 2006, and the related statements of income, stockholders' equity, and cash flows for the year then ended and our report dated March 22, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 22, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
BOOKS-A-MILLION, INC.
BIRMINGHAM, ALABAMA

We have audited the accompanying consolidated balance sheets of Books-A-Million, Inc. and subsidiaries (the "Company") as of January 29, 2005 and January 31, 2004 and the related consolidated statements of income , stockholders' equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Books-A-Million, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, effective February 2, 2003, the Company changed its method of accounting for inventories.

DELOITTE & TOUCHE LLP

Birmingham, Alabama
April 25, 2005 (April 12, 2006 as to Note 7)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Books-A-Million, Inc.:

We have audited the consolidated financial statements of Books-A-Million, Inc. and its subsidiaries (the "Company") as of January 29, 2005 and January 31, 2004 and for each of the fiscal years then ended January 29, 2005, and have issued our report thereon dated April 25, 2005 (April 12, 2006 as to Note 7) (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of new accounting principles as described in Note 1 to the consolidated financial statements); such financial statements and report are included in the Company's 2006 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Books-A-Million, Inc. for the years ended January 29, 2005 and January 31, 2004, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Birmingham, Alabama

April 25, 2005

                                   SCHEDULE II.

                              BOOKS-A-MILLION, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

   FOR THE YEARS ENDED JANUARY 31, 2004, JANUARY 29, 2005 AND JANUARY 28, 2006

                                                    CHARGED/
                                       BALANCE AT  (CREDITED)  (DEDUCTIONS)/
                                       BEGINNING    TO COSTS    RECOVERIES    BALANCE AT
                                        OF YEAR   AND EXPENSES     NET        END OF YEAR
                                       ---------- ------------ -------------  ------------
FOR THE YEAR ENDED JANUARY 31, 2004:
Allowance for doubtful accounts        $ 711,955   $ 534,300   $(701,010)     $ 545,245

FOR THE YEAR ENDED JANUARY 29, 2005:
Allowance for doubtful accounts        $ 545,245   $ 241,152   $(205,845)     $ 580,552

FOR THE YEAR ENDED JANUARY 28, 2006:
Allowance for doubtful accounts        $ 580,552   $ 218,493   $  41,086      $ 840,131