Form 10-K/A
period 2006-01-28
BOOKS A MILLION INC
filed 2006-05-10
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

For the transition period from _______________ to ___________________

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

Securities registered pursuant to Section 12(g) of the Act: ___________________

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

                                EXPLANATORY NOTE

This amendment to our Form 10-K for the fiscal year ended January 28, 2006, filed with the Securities and Exchange Commission on April 13, 2006 (the "Original Report"), amends that filing to replace the Section 302 certifications of our Executive Chairman of the Board, Clyde B. Anderson, our Chief Financial Officer, Richard S. Wallington, and our President and Chief Executive Officer, Sandra B. Cochran, with revised Section 302 certifications. These revised
Section 302 certifications include language in the fourth paragraph thereto, which was inadvertently omitted from the report as originally filed. No other changes have been made in this amendment to the information contained in the Original Report.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements. None.

     2.   Financial Statement Schedules. None.

     3.   Exhibits

Exhibit
 Number
-------
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
               Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section
               1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

(b)  Reports on Form 8-K

     None.

(c)  See Item 15(a) (3), the Exhibit Index and the Exhibits attached hereto.

(d)  See Item 15(a) (2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BOOKS-A-MILLION, INC.


                                        by: /s/ Clyde B. Anderson
                                            ------------------------------------
                                            Clyde B. Anderson
                                            Executive Chairman of the Board
                                            Date: May 10, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PRINCIPAL EXECUTIVE OFFICER:


/s/ Clyde B. Anderson
-------------------------------------
Clyde B. Anderson
Executive Chairman of the Board
Date: May 10, 2006


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


/s/ Richard S. Wallington
-------------------------------------
Richard S. Wallington
Chief Financial Officer
Date: May 10, 2006


DIRECTORS:


/s/ Clyde B. Anderson
-------------------------------------
Clyde B. Anderson
Date: May 10, 2006


/s/ Ronald G. Bruno
-------------------------------------
Ronald G. Bruno
Date: May 10, 2006

DIRECTORS:


/s/ J. Barry Mason
-------------------------------------
J. Barry Mason
Date: May 10, 2006


/s/ Terry C. Anderson
-------------------------------------
Terry C. Anderson
Date: May 10, 2006


/s/ Albert C. Johnson
-------------------------------------
Albert C. Johnson
Date: May 10, 2006


/s/ William H. Rogers, Jr.
-------------------------------------
William H. Rogers, Jr.
Date: May 10, 2006