Form 10-Q
period 2006-04-29
BOOKS A MILLION INC
filed 2006-06-07
CIK 891919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended: April 29, 2006

                                      -OR-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transaction period from __________ to __________

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

                                 (205) 942-3737
                 (Registrant's phone number including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer       Accelerated filer  X    Non-accelerated filer
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes       No  X
                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of May 31, 2006 were 16,684,748 shares.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (UNAUDITED)
         Condensed Consolidated Balance Sheets                              3
         Condensed Consolidated Statements of Income                        4
         Condensed Consolidated Statement of Changes in Stockholders'
         Equity                                                             5
         Condensed Consolidated Statements of Cash Flows                    6
         Notes to Condensed Consolidated Financial Statements               7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         16
Item 3.  Quantitative and Qualitative Disclosures about Market Risk        22
Item 4.  Controls and Procedures                                           23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 24
Item 1A. Risk Factors                                                      24
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       24
Item 3.  Defaults Upon Senior Securities                                   24
Item 4.  Submission of Matters to a Vote of Security-Holders               24
Item 5.  Other Information                                                 24
Item 6.  Exhibits                                                          24

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      BOOKS-A-MILLION, INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                          AS OF APRIL 29, 2006   AS OF JANUARY 28, 2006
                                                          --------------------   ----------------------
                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                   $  16,463               $  37,519
   Accounts receivable, net                                        8,973                   9,668
   Related party accounts receivable, net                            783                   1,134
   Inventories                                                   213,438                 204,789
   Prepayments and other                                           4,911                   4,340
                                                               ---------               ---------
      TOTAL CURRENT ASSETS                                       244,568                 257,450
                                                               ---------               ---------
PROPERTY AND EQUIPMENT:
   Gross property and equipment                                  204,849                 203,538
   Less accumulated depreciation and amortization               (155,898)               (152,537)
                                                               ---------               ---------
      NET PROPERTY AND EQUIPMENT                                  48,951                  51,001
                                                               ---------               ---------
DEFERRED INCOME TAXES                                              1,458                   1,662
                                                               ---------               ---------
OTHER ASSETS                                                       1,515                   1,546
                                                               ---------               ---------
      TOTAL ASSETS                                             $ 296,492               $ 311,659
                                                               =========               =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                            $  93,285               $  98,171
   Related party accounts payable                                  3,159                   2,691
   Accrued expenses                                               35,952                  45,459
   Accrued income taxes                                            1,709                   1,838
   Deferred income taxes                                           1,370                   2,654
                                                               ---------               ---------
      TOTAL CURRENT LIABILITIES                                  135,475                 150,813
                                                               ---------               ---------
LONG-TERM DEBT                                                     7,200                   7,200
OTHER LONG-TERM LIABILITIES                                        9,197                   8,637
                                                               ---------               ---------
      TOTAL NON-CURRENT LIABILITIES                               16,397                  15,837
                                                               ---------               ---------
COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares
      authorized, no shares outstanding                               --                      --
   Common stock, $.01 par value, 30,000,000 shares
      authorized, 19,997,370 and 19,764,223 shares
      issued at April 29, 2006 and  January 28,
      2006, respectively                                             200                     198
   Additional paid-in capital                                     80,413                  79,509
   Less treasury stock, at cost (3,418,356 and
      3,287,317 shares at April 29, 2006 and January
      28, 2006, respectively)                                    (18,448)                (16,954)
   Accumulated other comprehensive loss, net of tax                   (7)                     (7)
   Retained earnings                                              82,462                  82,263
                                                               ---------               ---------
      TOTAL STOCKHOLDERS' EQUITY                                 144,620                 145,009
                                                               ---------               ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 296,492               $ 311,659
                                                               =========               =========

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THIRTEEN WEEKS ENDED
                                                           ---------------------
                                                           APRIL 29,   APRIL 30,
                                                              2006        2005
                                                           ---------   ---------
NET SALES                                                  $113,748    $112,625
   Cost of products sold (including warehouse
      distribution and store occupancy costs)                81,148      81,058
                                                           --------    --------
GROSS PROFIT                                                 32,600      31,567
   Operating, selling and administrative expenses            26,565      25,514
   Depreciation and amortization                              3,426       3,927
                                                           --------    --------
OPERATING INCOME                                              2,609       2,126
   Interest expense, net                                         56         384
                                                           --------    --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         2,553       1,742
   Income tax provision                                       1,031         662
                                                           --------    --------
INCOME FROM CONTINUING OPERATIONS                             1,522       1,080
DISCONTINUED OPERATIONS (NOTE 10)
   Loss from discontinued operations before income taxes        (17)        (32)
   Income tax benefit                                             7          12
                                                           --------    --------
      LOSS FROM DISCONTINUED OPERATIONS                         (10)        (20)
                                                           --------    --------
NET INCOME                                                 $  1,512    $  1,060
                                                           ========    ========
NET INCOME PER COMMON SHARE:
BASIC:
   INCOME FROM CONTINUING OPERATIONS                       $   0.09    $   0.07
   LOSS FROM DISCONTINUED OPERATIONS                             --          --
                                                           --------    --------
   NET INCOME                                              $   0.09    $   0.07
                                                           ========    ========
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC     16,471      16,201
                                                           ========    ========
DILUTED:
   INCOME FROM CONTINUING OPERATIONS                       $   0.09    $   0.06
   LOSS FROM DISCONTINUED OPERATIONS                             --          --
                                                           --------    --------
   NET INCOME                                              $   0.09    $   0.06
                                                           ========    ========
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
   DILUTED                                                   17,001      16,922
                                                           ========    ========
   DIVIDENDS DECLARED PER SHARE                            $   0.08    $   0.05
                                                           ========    ========

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          Accumulated
                             Common Stock    Additional     Treasury Stock                   Other           Total
                           ---------------     Paid-In    -----------------   Retained   Comprehensive   Stockholders'
     (in thousands)        Shares   Amount     Capital    Shares    Amount    Earnings   Income (Loss)       Equity
                           ------   ------   ----------   ------   --------   --------   -------------   -------------
BALANCE JANUARY 28, 2006   19,764    $198      $79,509     3,287   $(16,954)   $82,263        $(7)         $145,009
Net income                                                                       1,512                        1,512
Purchase of treasury
   stock                                                     131     (1,494)                                 (1,494)
Dividends paid                                                                  (1,313)                      (1,313)
Stock-based compensation      157       1          406                                                          407
Issuance of stock for
   employee stock
   purchase plan                9      --           87                                                           87
Exercise of stock
   options                     67       1          195                                                          196
Tax benefit from
   exercise of stock
   options                                         216                                                          216
BALANCE APRIL 29, 2006     19,997    $200      $80,413     3,418   $(18,448)   $82,462        $(7)         $144,620

                             SEE ACCOMPANYING NOTES

                      BOOKS-A-MILLION, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                THIRTEEN WEEKS ENDED
                                                               ---------------------
                                                               APRIL 29,   APRIL 30,
                                                                  2006        2005
                                                               ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  1,512    $  1,060
                                                               --------    --------
   Adjustments to reconcile net income to net cash used
      in operating activities:
      Depreciation and amortization                               3,428       3,948
      Stock-based compensation                                      407          40
      Excess tax benefit from exercise of stock options            (216)         --
      Gain on disposal of property                                   (3)         --
      Change in deferred income taxes                            (1,080)     (1,821)
      Increase in inventories                                    (8,649)    (11,000)
      Decrease in accounts payable                               (4,418)     (1,544)
      Changes in certain other assets and liabilities            (8,378)     (9,079)
                                                               --------    --------
         Total adjustments                                      (18,909)    (19,456)
                                                               --------    --------
         Net cash used in operating activities                  (17,397)    (18,396)
                                                               --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (1,357)     (1,694)
   Proceeds from sale of equipment                                    6          --
                                                               --------    --------
         Net cash used in investing activities                   (1,351)     (1,694)
                                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facilities                             1,700      59,270
   Repayments under credit facilities                            (1,700)    (47,430)
   Purchase of treasury stock                                    (1,494)     (1,360)
   Proceeds from exercise of stock options and employee
      stock purchase plan, net                                      283         249
   Excess tax benefit from exercise of stock options                216          --
   Payment of dividends                                          (1,313)       (809)
                                                               --------    --------
         Net cash provided by (used in) financing activities     (2,308)      9,920
                                                               --------    --------
Net decrease in cash and cash equivalents                       (21,056)    (10,170)
Cash and cash equivalents at beginning of period                 37,519      16,559
                                                               --------    --------
Cash and cash equivalents at end of period                     $ 16,463    $  6,389
                                                               ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the thirteen week period for:
      Interest                                                 $    192    $    378
      Income taxes, net of refunds                             $  2,013    $  2,958

                             SEE ACCOMPANYING NOTES

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1.   BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results.

          Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended January 28, 2006 and the notes thereto contained in our Annual Report on Form 10-K for the year ended January 28, 2006.

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

          Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock-Based Compensation

          On January 29, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

          Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation awards using the intrinsic value method of APB Opinion 25. Accordingly, we did not recognize compensation expense in our statement of income for options we granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. However, we did record compensation expense related to restricted stock units based on the market value of our stock at the date of grant. As required by SFAS No. 123, we also provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of SFAS No. 123 had been applied.

          We have elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and, therefore, have not restated our financial results for prior periods. Under this transition method, we will apply the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased or cancelled after January 29, 2006. In addition, we will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 29, 2006, as the remaining service is rendered. The compensation cost we record for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123.

          Our pre-tax compensation cost for stock-based employee compensation was $407,000 ($243,000 net of taxes) and $40,000 ($25,000 net of taxes) for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. As a result of the adoption of SFAS No. 123(R), our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

                                                        Thirteen Weeks
                                                             Ended
                                                        April 29, 2006
                                                        --------------
Income from continuing operations before income taxes      $148,000
Income from continuing operations                          $ 88,000
Net income                                                 $ 88,000
Basic and diluted net earnings per common share            $   0.01

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          Prior to the adoption of SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the thirteen weeks ended April 29, 2006, $216,000 of such excess tax benefits was classified as financing cash flows.

          The following table illustrates the effect on net income and net income per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the thirteen week period ended April 30, 2005:

                                                               Thirteen Weeks
                                                                    Ended
                                                               April 30, 2005
                                                               --------------
Net income:
   Net income, as reported                                       $1,060,000
   Add: Stock-based employee compensation expense previously
      included in reported net income, net of tax                    25,000
   Deduct: Stock-based employee compensation expense
      determined under fair value-based
      method for all awards, net of tax                            (164,000)
                                                                 ----------
   Pro forma net income                                          $  921,000
                                                                 ----------
Basic earnings per common share:
   As reported                                                   $     0.07
   Pro forma                                                     $     0.06
Diluted earnings per common share:
   As reported                                                   $     0.06
   Pro forma                                                     $     0.05

          The fair value of the options granted under the Company's stock option plan during fiscal 2005 and 2004 was estimated on their date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: $0.03 per quarter dividend yield for fiscal 2005 only; expected stock price volatility rate of 44% and 106%, respectively; risk free interest rates of 3.45% to 4.31% and 3.87% to 4.90%, respectively; and expected lives of six or ten years. No options were granted in fiscal year 2006. The additional stock-based compensation expense reflected in the above table for the first quarter of fiscal 2006 relates to the fair value of options granted in prior years that would be expensed over their vesting period.

Stock Option Plan

          In April 1999, the Company adopted the Stock Option Plan which provided for option grants to executive officers, directors, and key employees. Upon the approval of the 2005 Incentive Award Plan by the Company's stockholders at the Company's annual meeting held in June 2005, the board determined that no more awards would be made under the Stock Option Plan. Options previously issued under the Stock Option Plan remain valid. All options granted prior to January 9, 2001 vested over a five year period and expired on the sixth anniversary of the date of grant, and all options granted on and after January 9, 2001 vest over a three year period and expire on the tenth anniversary of the date of grant. All options have exercise prices equal to the fair market value of the

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

common stock on the date of grant. A summary of the status of the Stock Option Plan is as follows (shares and amounts in thousands):

                                                          Thirteen Weeks
                                                          Ended April 29,
                                                               2006
                                                        -----------------
                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                                        Shares     Price
                                                        ------   --------
Options Outstanding at beginning of period                814       $3.77
Options Granted                                             0         N/A
Options Exercised                                         (67)       2.96
Options Forfeited                                          (1)       6.73
                                                          ---       -----
Outstanding at end of period                              746        3.84
                                                          ---       -----
Exercisable at end of period                              668        3.54
                                                                    -----
Weighted average fair value of options granted                        N/A
                                                                    =====

The total intrinsic value of stock options exercised during the first thirteen weeks of fiscal 2007 was $575,000.

The following table summarizes information about stock options granted pursuant to the Stock Option Plan that are outstanding and exercisable under the Stock Option Plan at April 29, 2006 (shares in thousands):

                                          Options Outstanding                              Options Exercisable
                            -------------------------------------------   ----------------------------------------------
                                            Weighted                                         Weighted
                               Options       Average                         Options          Average
                            Outstanding     Remaining       Weighted      Exercisable at    Remaining        Weighted
         Range of           at April 29,   Contractual       Average        April 29,      Exercisable        Average
      Exercise Price            2006      Life (Years)   Exercise Price        2006        Life (Years)   Exercise Price
-------------------------   -----------   ------------   --------------   --------------   ------------   --------------
     $1.69 - $2.16              132           4.70            $1.69             132            4.70            $1.69
     $2.17 - $5.85              375           6.17            $2.72             370            6.15            $2.68
     $5.86 - $9.62              239           7.84            $6.79             166            7.88            $6.92
                                ---                                             ---
         Totals                 746           6.45            $3.84             668            6.29            $3.54
                                ===                                             ===            ====

The aggregate intrinsic values of outstanding options and exercisable options under the Stock Option Plan at April 29, 2006 were $7,169,000 and $6,620,000 respectively.

2005 Incentive Award Plan

          On June 1, 2005, the stockholders of the Company approved the adoption of the Books-A-Million, Inc. 2005 Incentive Award Plan (the "2005 Plan"). An aggregate of 300,000 shares of common stock may be awarded under the 2005 Plan. From June 1, 2005 through April 29, 2006, awards under the 2005 Plan consisted solely of awards of restricted stock. There are two types of restricted stock awards. The first type of restricted stock award is "career based shares." Career based shares are completely unvested until the last day of the fifth fiscal year after the date of the grant whereupon such career based shares vest in full if the employee who received the grant is then employed by the Company. The compensation expense for these shares is recognized ratably over the five-year requisite service period.

          The second type of restricted stock award is "performance based shares." Performance based shares are earned based on performance goals for the fiscal year in which they are granted. If the performance goals are met, the performance based shares vest in 50% increments at the end of the first and second fiscal years after the fiscal year in which they were earned if the employee who received the grant is then employed by the Company. Compensation expense for these shares is recognized ratably over the period beginning on the date the Company determines that it is probable the performance goals will be achieved and ending on the last day of the vesting period.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          The following is a summary of the changes in non-vested shares under the 2005 Plan for the thirteen weeks ended April 29, 2006:

                                                  Weighted Average Grant
                                         Shares       Date Fair Value
                                        -------   ----------------------
Non-vested shares at January 29, 2006    78,933           $10.05
Shares granted                          137,300           $11.49
Shares vested                                --               --
Shares forfeited                             --               --
Non-vested shares at April 29, 2006     216,233           $10.96

Executive Incentive Plan

          The Company maintains an Executive Incentive Plan (the "Incentive Plan"); however, no new grants after the fiscal 2006 performance period are being awarded under the Incentive Plan. The Incentive Plan provides for awards to certain executive officers of either cash or shares of restricted stock. The Company has always issued awards in the form of restricted stock. Issuance of awards under the Incentive Plan is based on the Company achieving pre-established performance goals during a three consecutive fiscal year performance period. Awards issued under the Incentive Plan for a particular performance period vest on the third anniversary of the last day of such performance period if the recipient remains employed by the Company on such vesting date. Awards under the Incentive Plan are expensed ratably over the period from the date that the issuance of such awards becomes probable through the end of the restriction period.

Other Information

          As of April 29, 2006, we have $3,262,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over the following fiscal years:

               Stock-based
              Compensation
Fiscal year      Expense
-----------   ------------
2007            1,216,000
2008              972,000
2009              682,000
2010              234,000
2011              158,000
                ---------
Total           3,262,000
                =========

          We received cash from options exercised during the first thirteen weeks of fiscal years 2007 and 2006 of $196,000 and $249,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

          The number of shares of common stock currently reserved under the 2005 Plan for stock-based compensation programs as of April 29, 2006 is 49,000 shares. The Company has included a proposal in the proxy statement for the annual meeting of shareholders to increase the shares of common stock available under the 2005 Plan by 300,000 shares.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     2.   NET INCOME (LOSS) PER SHARE

          Basic net income (loss) per share ("EPS") is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options and restricted stock, if dilutive, in each respective thirteen week period. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                       For the Thirteen Weeks Ended
                                                              (in thousands)
                                                     -------------------------------
                                                     April 29, 2006   April 30, 2005
                                                     --------------   --------------
Weighted average shares outstanding:
   Basic                                                 16,471           16,201
   Dilutive effect of stock options and restricted
      stock outstanding                                     530              721
                                                         ------           ------
   Diluted                                               17,001           16,922
                                                         ======           ======

          Options outstanding to purchase 0 and 155,000 shares of common stock as of April 29, 2006 and April 30, 2005, respectively, were not included in the table above as they were anti-dilutive under the treasury stock method.

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

          The Company purchases a substantial portion of its magazines as well as certain of its seasonal music and newspapers from Anderson Media Corporation ("Anderson Media"), an affiliate through common ownership. During the thirteen weeks ended April 29, 2006 and April 30, 2005, purchases of these items from Anderson Media totaled $7,016,000 and $6,734,000, respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. ("Anderson Press"), an affiliate through common ownership. During the thirteen weeks ended April 29, 2006 and April 30, 2005, such purchases from Anderson Press totaled $266,000 and $313,000, respectively. The Company purchases certain of its greeting cards and gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the thirteen weeks ended April 29, 2006 and April 30, 2005 were $170,000 and $24,000, respectively. The Company purchases certain magazine subscriptions from Magazines.com, an affiliate through common ownership. During the thirteen weeks ended April 29, 2006 and April 30, 2005, purchases of these items were $11,000 and $17,000, respectively. The Company purchases content for publication from Publication Marketing Corporation, an affiliate through common ownership. During the thirteen weeks ended April 29, 2006 and April 30, 2005, purchases of these items were $14,000 and $17,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD ("Anco Far East"), an affiliate through common ownership. The total paid to Anco Far East was $829,000 and $477,000 during the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $58,000 and $33,000 during the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.

          The Company sold books to Anderson Media in the amounts of $1,000 and $1,000 during the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. During the thirteen weeks ended April 29, 2006 and April 30, 2005, the Company provided $0 and $4,000, respectively, of internet services to Magazines.com. The Company provided internet services to American Promotional Events, an affiliate through common ownership, of $9,000 and $20,000 during the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, a former member of the Board of Directors. The Company leases the building on a month-to-month basis. During the thirteen weeks ended April 29, 2006 and April 30, 2005, the Company paid rent of $34,000 in each period to the trust under this lease. Anderson & Anderson LLC ("A&A"), an affiliate through common ownership, also leases three buildings to the Company on a month-to-month basis. During the thirteen weeks ended April 29, 2006 and April 30, 2005, the Company paid A&A a total of $112,000 and $111,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $0 at April 29, 2006. The Company subleases certain property to Hibbett Sporting Goods, Inc. ("Hibbett"), a sporting goods retailer in the southeastern United States. The Company's Executive Chairman, Clyde B. Anderson, is a member of Hibbett's board of directors. During each of the thirteen weeks ended April 29, 2006 and April 30, 2005, the Company received $48,000 in rent payments from Hibbett.

          The Company shares ownership of a plane, which the Company uses in the operation of its business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all of the variable cost, and a portion of the fixed cost of the plane. The total amounts received from affiliated companies for use of the plane during the thirteen weeks ended April 29, 2006 and April 30, 2005, was $103,000 and $72,000, respectively. The Company also occasionally rents a plane from A&A as well. The amounts paid to A&A for plane rental were $5,000 and $15,000 for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.

          Clyde B. Anderson, a director and an officer of the Company, and Sandra B. Cochran, an officer of the Company, have controlling ownership interests in K&A Crylics. During the thirteen weeks ended April 29, 2006 and April 30, 2005 the Company purchased certain store fixtures from K&A Crylics in the amount of $9,000 and $0, respectively.

     4.   DERIVATIVE AND HEDGING ACTIVITIES

          The Company is subject to interest rate fluctuations involving its credit facilities and debt related to an industrial development revenue bond (the "Bond"). However, the Company uses fixed interest rate hedges to manage a portion of this exposure. The Company entered into a $7.5 million interest rate swap in May 1996 that expires on June 7, 2006 and effectively fixes the interest rate on the Bond at 8.73% (the "Bond Hedge"). The Company does not plan to replace the Bond Hedge when it expires. The counterparty to the Bond Hedge is a primary bank in the Company's credit facility. The Company believes the credit and liquidity risk of the counterparty failing to meet its obligation under the Bond Hedge is remote.

          The Bond Hedge is a cash flow hedge. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt and related interest expense. The changes in the fair value of the Bond Hedge are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive income (loss) or to earnings. Over time, amounts held in accumulated other comprehensive income (loss) will be reclassified to earnings if the Bond Hedge becomes ineffective.

          The Bond Hedge is reported as a liability in the accompanying condensed consolidated balance sheets at a fair value of $61,000 and $61,000 as of April 29, 2006 and January 28, 2006, respectively. For the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively, adjustment gains of $0 and $51,000 (net of tax provision of $38,000) were recorded as unrealized gains in accumulated other comprehensive income (loss) and are detailed in Note 5.

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     5.   COMPREHENSIVE INCOME

          Comprehensive income is net income plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to the Company are the unrealized gains (losses) on the hedges explained in Note 4, as follows:

                                                    Thirteen Weeks Ended
                                                       (in thousands)
                                              -------------------------------
COMPREHENSIVE INCOME (LOSS)                   April 29, 2006   April 30, 2005
---------------------------                   --------------   --------------
Net income                                        $1,512           $1,060
Unrealized gains (losses) on hedges, net of
   deferred tax provision (benefit) for the
   thirteen-week periods of $0 and $38,
   respectively                                       --               51
                                                  ------           ------
Total comprehensive income                        $1,512           $1,111
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

          From time to time, the Company enters into agreements that require the Company to indemnify parties against third party claims under certain circumstances. Generally these agreements relate to: (a) agreements with vendors and suppliers under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company's request or otherwise on its behalf; (b) agreements with vendors who publish books or manufacture merchandise specifically for the Company to indemnify vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of the Company; (c) real estate leases, under which the Company may agree to indemnify the lessors from claims arising from the Company's use of the property; and (d) agreements with the Company's directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company has Directors and Officers Liability Insurance, which, subject to the policy's conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

          The nature and terms of these indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, the Company's maximum liability under such indemnities is not explicitly stated, and, therefore, the overall maximum amount of the Company's obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company's balance sheet at April 29, 2006 and January 28, 2006 as such liabilities are considered de minimis.

          The Company is subject to potential ongoing sales and use tax audits, income tax audits and other tax issues for both its retail and internet segments. It is the policy of the Company to estimate any potential tax contingency liabilities based on various factors such as ongoing state and federal tax audits, historical results of audits at the state or federal level and specific tax issues. Accruals for potential tax contingencies are recorded by the Company when it is deemed to be probable that a liability will be incurred and the liability can be reasonably estimated.

     7.   INVENTORIES

          Inventory balances at April 29, 2006 and January 28, 2006 were (in thousands):

                        April 29, 2006   January 28, 2006
                        --------------   ----------------
Inventories (at FIFO)      $215,110          $206,314
LIFO reserve                 (1,672)           (1,525)
                           --------          --------
Net inventories            $213,438          $204,789
                           ========          ========

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     8.   BUSINESS SEGMENTS

          The Company has two reportable segments, retail trade and electronic commerce trade. The retail trade segment is a strategic business segment that is engaged in the retail trade of primarily book merchandise and includes the Company's distribution center operations, which predominantly supplies merchandise to the Company's retail stores. The electronic commerce trade segment is a strategic business segment that transacts business over the internet and is managed separately due to divergent technology and marketing requirements.

          The accounting policies of the segments are substantially the same as those described in the Company's Fiscal 2006 Annual Report on Form 10-K. The Company evaluates performance of the segments based on net income from operations before interest and income taxes. Certain intersegment cost allocations have been made based upon consolidated and segment revenues.

SEGMENT INFORMATION (IN THOUSANDS)

                                                     Thirteen Weeks Ended
                                               -------------------------------
                                               April 29, 2006   April 30, 2005
                                               --------------   --------------
NET SALES
   Retail Trade                                   $112,096         $111,433
   Electronic Commerce Trade                         6,468            6,519
   Intersegment Sales Elimination                   (4,816)          (5,327)
                                                  --------         --------
      Net Sales                                   $113,748         $112,625
                                                  ========         ========
OPERATING INCOME
   Retail Trade                                   $  2,469         $  2,072
   Electronic Commerce Trade                           233               (8)
   Intersegment Elimination of Certain Costs           (93)              62
                                                  --------         --------
      Total Operating Income                      $  2,609         $  2,126
                                                  ========         ========

                                                    As of            As of
                                               April 29, 2006   January 28, 2006
                                               --------------   ----------------
ASSETS
   Retail Trade                                   $295,454         $310,447
   Electronic Commerce Trade                         1,080            1,286
   Intersegment Asset Elimination                      (42)             (74)
                                                  --------         --------
      Total Assets                                $296,492         $311,659
                                                  ========         ========

                     BOOKS-A-MILLION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     9.   RECENT ACCOUNTING PRONOUNCEMENTS

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R (revised 2004, "Share-Based Payment"). SFAS No. 123(R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective at the beginning of the first annual period beginning after June 15, 2005. Under APB Opinion No. 25, no stock-based compensation cost had been reflected in the net income of the Company for grants of stock options to employees. Beginning in the first quarter of fiscal 2007, the Company recognized compensation expense in its financial statements based on the fair value of all share-based payments to employees and directors, including grants of stock options. The impact of adopting this new accounting standard on the Company's financial results for the first quarter of fiscal 2007 was to reduce net income by $88,000, or $0.01 per diluted share.

          In November 2004 FASB issued SFAS No. 151, "Inventory Costs," which amends ARB No. 43, Chapter 4 "Inventory Pricing." SFAS No. 151 clarifies the accounting for inventory costs related to abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criteria of "so abnormal." SFAS No. 151 is effective with fiscal years beginning after June 15, 2005. The adoption of this new accounting standard did not have a material effect on the Company's financial position, results of operations or cash flows.

          In December 2004 FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which amends APB Opinion No. 29, "Accounting For Nonmonetary Transactions," to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective in the first fiscal year beginning after June 15, 2005. The adoption of this new accounting standard did not have a material effect on the Company's financial position, results of operations or cash flows.

          In May 2005 FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaced APB Opinion No. 20, "Accounting Changes" and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for, and the reporting of, a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 now requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective with fiscal years beginning after December 15, 2005. The adoption of this new accounting standard did not have a material effect on the Company's financial position, results of operations or cash flows.

          FASB Staff Position No. 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"), was issued in November 2005, which amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock." FSP No. 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP No. 115-1 is effective with fiscal periods beginning after December 15, 2005. The adoption of this new staff position did not have a material effect on the Company's financial position, results of operations or cash flows.

     10.  DISCONTINUED OPERATIONS

          Discontinued operations represent the fiscal 2007 closure of one retail store in a Georgia market and the fiscal 2006 closure of two retail stores in markets located in Tennessee and West Virginia where the Company does not expect another of its existing stores to absorb the closed stores' customers. For the thirteen week periods ended April 29, 2006 and April 30, 2005, these stores had net sales of $139,000 and $489,000, respectively, and pretax operating losses of $17,000 and $32,000, respectively. Also included in the loss on discontinued operations are store closing costs of $5,000 and $16,000 for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. Expenses relating to store closings when the store is not classified as a discontinued operation are reported in operating, selling and administrative expenses. If the store is closed and another store is in the same market and the cash flows are expected to be materially recovered, the store is not considered a discontinued operation.

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

GENERAL

          We were founded in 1917 and currently operate 205 retail bookstores, including 174 superstores, concentrated in the southeastern United States.

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

                                                     Thirteen Weeks Ended
                                               -------------------------------
                                               April 29, 2006   April 30, 2005
                                               --------------   --------------
Net sales                                          100.0%           100.0%
Gross profit                                        28.7%            28.1%
Operating, selling and administrative
   expenses                                         23.4%            22.7%
Depreciation and amortization                        3.0%             3.5%
Operating income                                     2.3%             1.9%
Interest expense, net                                0.1%             0.4%
Income from continuing operations before
   income taxes                                      2.2%             1.5%
Income tax provision                                 0.9%             0.6%
Income from continuing operations                    1.3%             0.9%
Net income                                           1.3%             0.9%

          The following table sets forth net sales data by segment for the thirteen weeks ended April 29, 2006 and April 30, 2005:

NET SALES BY SEGMENT (IN THOUSANDS)

                                                  Thirteen Weeks Ended
                                 -----------------------------------------------------
                                 April 29, 2006   April 30, 2005   $ Change   % Change
                                 --------------   --------------   --------   --------
Retail Trade                        $112,096         $111,433       $  663     0.6%
Electronic Commerce Trade              6,468            6,519          (51)    (0.8%)
Intersegment Sales Elimination        (4,816)          (5,327)         511     (9.6%)
Net Sales                           $113,748         $112,625       $1,123     1.0%

          The increase in net sales for the retail trade segment was primarily due to new stores opened during the current quarter. Comparable store sales in the thirteen weeks ended April 29, 2006 decreased 0.3% when compared with the same thirteen week period for the prior year. The decrease in comparable store sales for the thirteen weeks was primarily due to lower sales in the book department. The book sales decrease was primarily due to lower sales in the children's books, cooking, diet and health and inspirational categories. During the thirteen weeks ended April 29, 2006, the Company opened two superstores and closed two traditional stores. The decrease in net sales for the electronic commerce segment was primarily due to lower bestseller title order volume, which resulted in less customer traffic on the internet site.

          Gross profit increased $1.0 million, or 3.3%, to $32.6 million in the thirteen weeks ended April 29, 2006 when compared with $31.6 million in the same thirteen week period for the prior year. Gross profit as a percentage of net sales for the thirteen weeks ended April 29, 2006 and April 30, 2005 was 28.7% and 28.1%, respectively. The increase in gross profit as a percentage of sales was primarily due to fewer promotional markdowns in the current period versus the same thirteen week period for the prior year.

          Operating, selling and administrative expenses were $26.6 million in the thirteen week period ended April 29, 2006 compared to $25.5 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended April 29, 2006 increased to 23.4% from 22.7% in the same period last year. The increase in operating, selling and administrative expenses stated as a percent of sales was primarily due to increased expense related to the adoption of SFAS No. 123(R) for stock based compensation, as well as the impact of lower comparable store sales.

          Depreciation and amortization was $3.4 million and $3.9 million respectively in the thirteen week periods ended April 29, 2006 and April 30, 2005. Decrease in depreciation and amortization expense was due to lower capital expenditures in the current period and to capital expenditures made several years ago becoming fully depreciated in the current period. The higher capital expenditures in previous years was due to more new store openings and a more aggressive remodel program in the prior years.

          The following table sets forth operating income data by segment for the thirteen weeks ended April 29, 2006 and April 30, 2005:

OPERATING INCOME (LOSS) BY SEGMENT (IN THOUSANDS)

                                                  Thirteen Weeks Ended
                                 -----------------------------------------------------
                                 April 29, 2006   April 30, 2005   $ Change   % Change
                                 --------------   --------------   --------   --------
Retail Trade                         $2,469           $2,072        $ 397       19.2%
Electronic Commerce Trade               233               (8)         241        N/A
Intersegment Elimination of
   Certain Costs                        (93)              62         (155)    (250.0%)
Total Operating Income (Loss)        $2,609           $2,126        $ 483       22.7%

          The improvement in operating results for the retail trade segment for the thirteen week period was partially due to improved gross profit as a percentage of sales due to fewer promotional markdowns in the current period versus the same thirteen week period for the prior year, as well as to lower depreciation expense due to lower capital expenditures in the current period and to capital expenditures made several years ago becoming fully depreciated in the current period. The higher capital expenditures in previous years was due to more new store openings and a more aggressive remodel program in the prior years. Even though net sales for the electronic commerce segment for the thirteen weeks ended April 29, 2006 decreased slightly, operating income for the electronic commerce segment increased compared with the same period last year due to lower costs incurred for shipping and warehouse handling.

          Interest expense was $0.1 million in the thirteen weeks ended April 29, 2006 versus $0.4 million in the same period last year. The decrease was primarily due to lower average debt balances compared with the prior year.

          Discontinued operations represent the fiscal 2007 closure of one retail store in a Georgia market and the fiscal 2006 closure of two retail stores in markets located in Tennessee and West Virginia where the Company does not expect another of its existing stores to absorb the closed stores' customers. For the thirteen week periods ended April 29, 2006 and April 30, 2005, these stores had net sales of $139,000 and $489,000, respectively, and pretax operating losses of $17,000 and $32,000, respectively. Also included in the loss on discontinued operations are store closing costs of $5,000 and $16,000 for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. Expenses relating to store closings when the store is not classified as a discontinued operation are reported in operating, selling and administrative expenses. If the store is closed and another store is in the same market and the cash flows are expected to be materially recovered, the store is not considered a discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. The Company has an unsecured revolving credit facility that allows borrowings up to $100 million, for which no principal repayments are due until the facility expires in July 2007. The credit facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. The Company is in compliance with all of the covenants, including the minimum fixed charge coverage ratio, as of April 29, 2006. As of April 29, 2006 and January 28, 2006, there was no outstanding debt under this credit facility. The maximum and average outstanding balances during the thirteen weeks ended April 29, 2006 were $1.7 million and $57,000, respectively, compared to $19.3 million and $9.3 million, respectively for the same period in the prior year. The decrease in the maximum and average outstanding balances from the prior year was due to the pay down of debt during fiscal 2006 with cash provided by operating activities.

          Additionally, as of April 29, 2006 and January 28, 2006, the Company has outstanding borrowings under an industrial revenue bond totaling $7.2 million, which is secured by certain property. The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond on May 30, 2007, unless extended by the bondholder. Such an extension may be renewed annually by the bondholder, at the Company's request, to a date not more than five years from the renewal date.

Financial Position

          Inventory balances were $213.4 million as of April 29, 2006 compared to $204.8 million as of January 28, 2006. The inventory increase was due to seasonal fluctuations in inventory. Inventory levels generally are lowest at the end of the fiscal year due to large post holiday returns to vendors. Accrued expenses were $36.0 million as of April 29, 2006 compared to $45.5 million as of January 28, 2006. Accrued expenses decreased primarily due to payment of fiscal 2006 management bonuses in the first quarter of fiscal 2007, redemption of gift cards sold to customers during the fourth quarter and lower capital expenditure accruals.

Future Commitments

          The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at April 29, 2006 (in thousands):

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS

                               Total    FY 2007   FY 2008   FY 2009   FY 2010   FY 2011   Thereafter
                             --------   -------   -------   -------   -------   -------   ----------
Long-term debt-revolving
   credit facility                 --        --        --        --        --        --          --
Long-term debt-industrial
   revenue bond                 7,200        --     7,200        --        --        --          --
                             --------   -------   -------   -------   -------   -------     -------
Subtotal of debt                7,200        --     7,200        --        --        --          --
Operating leases              141,695    24,386    29,046    23,699    18,304    14,586      31,674
                             --------   -------   -------   -------   -------   -------     -------
Total of obligations         $148,895   $24,386   $36,246   $23,699   $18,304   $14,586     $31,674
                             ========   =======   =======   =======   =======   =======     =======

Guarantees

          From time to time, the Company enters into agreements that require the Company to indemnify parties against third party claims under certain circumstances. Generally these agreements relate to: (a) agreements with vendors and suppliers under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company's request or otherwise on its behalf; (b) agreements with vendors who publish books or manufacture merchandise specifically for the Company to indemnify vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of the Company; (c) real estate leases, under which the Company may agree to indemnify the lessors from claims arising from the Company's use of the property; and (d) agreements with the Company's directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company has Directors and Officers Liability Insurance, which, subject to the policy's conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

          The nature and terms of these indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, the Company's maximum liability under such indemnities is not explicitly stated, and, therefore, the overall maximum amount of the Company's obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company's balance sheet at April 29, 2006 and January 28, 2006 as such liabilities are considered de minimis.

          The Company is subject to potential ongoing sales and use tax audits, income tax audits and other tax issues for both its retail and internet segments. It is the policy of the Company to estimate any potential tax contingency liabilities based on various factors such as ongoing state and federal tax audits, historical results of audits at the state or federal level and specific tax issues. Accruals for potential tax contingencies are recorded by the Company when it is deemed to be probable that a liability will be incurred.

Off Balance Sheet Arrangements

          The Company does not have off balance sheet transactions that have or are reasonably likely to have a current or future material effect on the Company's financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

          Operating activities used cash of $17.4 million and $18.4 million in the thirteen week periods ended April 29, 2006 and April 30, 2005, respectively, and included the following effects:

     - Cash used for inventories in the thirteen week periods ended April 29, 2006 and April 30, 2005 was $8.6 million and $11.0 million, respectively. The lower usage was primarily due to improved inventory management, which was the result of improved information systems for managing inventory levels at the item level.

     - Cash used for accounts payable in the thirteen week periods ended April 29, 2006 and April 30, 2005 was $4.4 million and $1.5 million, respectively. The change versus the prior year was due to the timing of payments for merchandise purchases from vendors.

     - Depreciation and amortization expenses were $3.4 million and $3.9 million, respectively in the thirteen week periods ended April 29, 2006 and April 30, 2005. Decrease in depreciation and amortization expense was due to lower capital expenditures and the impact of certain assets becoming fully depreciated during the prior year.

          Cash flows used in investing activities reflected a $1.4 million and $1.7 million net use of cash for the thirteen week periods ended April 29, 2006 and April 30, 2005, respectively. Cash was used primarily to fund capital expenditures for new stores, store relocations, renovation and improvements to existing stores, and investments in management information systems.

          Financing activities provided (used) cash of ($2.3 million) and $9.9 million in the thirteen week periods ended April 29, 2006 and April 30, 2005, respectively. Financing activities used cash in fiscal 2007 primarily to purchase stock ($1.5 million) and for dividend payments ($1.3 million). Financing activities provided cash in fiscal 2006 primarily from borrowings under the revolving credit facility ($11.8 million), partially offset by stock repurchases ($1.4 million) and dividend payments ($0.8 million).

OUTLOOK

          During the thirteen weeks ended April 29, 2006, the Company opened two stores, remodeled one store and closed two stores. During the remainder of fiscal 2007, the Company expects to open six to eight stores, complete remodels on approximately ten to fifteen stores, and close one to two stores. The Company's capital expenditures totaled $1.4 million in the thirteen week period ended April 29, 2006. Management estimates that capital expenditures for the remainder of fiscal 2007 will be approximately $21.9 million, and that such amounts will be used primarily for opening new stores, relocating existing stores, renovating and improving existing stores, upgrading and expanding warehouse distribution facilities, and investing in management information systems. Management believes that existing cash on hand and net cash from operating activities, together with borrowings under the Company's credit facilities, will be adequate to finance the Company's planned capital expenditures and to meet the Company's working capital requirements for the remainder of fiscal 2007.

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

          The Company purchases a substantial portion of its magazines as well as certain of its seasonal music and newspapers from Anderson Media Corporation ("Anderson Media"), an affiliate through common ownership. During the thirteen weeks ended April 29, 2006 and April 30, 2005, purchases of these items from Anderson Media totaled $7,016,000 and $6,734,000, respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. ("Anderson Press"), an affiliate through common ownership. During the thirteen weeks ended April 29, 2006 and April 30, 2005, such purchases from Anderson Press totaled $266,000 and $313,000, respectively. The Company purchases certain of its greeting cards and gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the thirteen weeks ended April 29, 2006 and April 30, 2005 were $170,000 and $24,000, respectively. The Company purchases certain magazine subscriptions from Magazines.com, an affiliate through common ownership. During the thirteen weeks ended April 29, 2006 and April 30, 2005, purchases of these items were $11,000 and $17,000, respectively. The Company purchases content for publication from Publication Marketing Corporation, an affiliate through common ownership. During the thirteen weeks ended April 29, 2006 and April 30, 2005, purchases of these items were $14,000 and $17,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD ("Anco Far East"), an affiliate through common ownership. The total paid to Anco Far East was $829,000 and $477,000 during the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $58,000 and $33,000 during the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.

          The Company sold books to Anderson Media in the amounts of $1,000 and $1,000 during the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. During the thirteen weeks ended April 29, 2006 and April 30, 2005, the Company provided $0 and $4,000, respectively, of internet services to Magazines.com. The

Company provided internet services to American Promotional Events, an affiliate through common ownership, of $9,000 and $20,000 during the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.

          The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, a former member of the Board of Directors. The Company leases the building on a month-to-month basis. During the thirteen weeks ended April 29, 2006 and April 30, 2005, the Company paid rent of $34,000 in each period to the trust under this lease. Anderson & Anderson LLC ("A&A"), an affiliate through common ownership, also leases three buildings to the Company on a month-to-month basis. During the thirteen weeks ended April 29, 2006 and April 30, 2005, the Company paid A&A a total of $112,000 and $111,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $0 at April 29, 2006. The Company subleases certain property to Hibbett Sporting Goods, Inc. ("Hibbett"), a sporting goods retailer in the southeastern United States. The Company's Executive Chairman, Clyde B. Anderson, is a member of Hibbett's board of directors. During each of the thirteen weeks ended April 29, 2006 and April 30, 2005, the Company received $48,000 in rent payments from Hibbett.

          The Company shares ownership of a plane, which the Company uses in the operation of its business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all of the variable cost, and a portion of the fixed cost of the plane. The total amounts received from affiliated companies for use of the plane during the thirteen weeks ended April 29, 2006 and April 30, 2005, was $103,000 and $72,000, respectively. The Company also occasionally rents a plane from A&A as well. The amounts paid to A&A for plane rental were $5,000 and $15,000 for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.

          Clyde B. Anderson, a director and an officer of the Company, and Sandra B. Cochran, an officer of the Company, have controlling ownership interests in K&A Crylics. During the thirteen weeks ended April 29, 2006 and April 30, 2005 the Company purchased certain store fixtures from K&A Crylics in the amount of $9,000 and $0, respectively.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is subject to interest rate fluctuations involving its credit facilities and debt related to an industrial development revenue bond (the "Bond"). However, the Company uses fixed interest rate hedges to manage a portion of this exposure. The Company entered into a $7.5 million interest rate swap in May 1996 that expires on June 7, 2006 and effectively fixes the interest rate on the Bond at 8.73% (the "Bond Hedge"). The Company does not plan to replace the Bond Hedge when it expires. The counterparty to the Bond Hedge is a primary bank in the Company's credit facility. The Company believes the credit and liquidity risk of the counterparty failing to meet its obligation under the Bond Hedge is remote.

          To illustrate the sensitivity of the results of operations to changes in interest rates on its debt, the Company estimates that a 66% increase or decrease in LIBOR rates would have no effect on interest expense for the thirteen weeks ended April 29, 2006 due to average debt of $57,000. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years. The estimates do not consider the effect of the potential termination of the Bond Hedge associated with the Bond would have on interest expense.

                         ITEM 4. CONTROLS AND PROCEDURES

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

          As required by Rule 13a-15 under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

          We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

          There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

          The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.

ITEM 1A: Risk Factors

          There have been no material changes from the risk factors disclosed in our Form 10-K/A for the fiscal year ended January 29, 2006.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

          In March 2004, the Board of Directors authorized a new common stock repurchase program for up to 10% of the outstanding stock, or 1,646,624 shares. The following table shows common stock repurchases under the program in fiscal 2006 and fiscal 2007:

                                                      Total Number of Shares      Maximum Number of Shares that
               Total Number of    Average Price   Purchased as Part of Publicly     May Yet Be Purchased Under
  Period      Shares Purchased   Paid per Share         Announced Program          the Program at End of Period
  ------      ----------------   --------------   -----------------------------   -----------------------------
Fiscal 2006        438,042           $ 9.77                  438,042                         328,764
Fiscal 2007        131,039           $11.35                  131,039                         197,725
                   -------           ------                  -------                         -------
   Total           569,081           $10.13                  569,081                         197,725
                   =======           ======                  =======                         =======

ITEM 3: Defaults Upon Senior Securities

               None

ITEM 4: Submission of Matters to a Vote of Security-Holders

               None

ITEM 5: Other Information

               None

ITEM 6: Exhibits

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

               Exhibit 32.1 Certification of Clyde B. Anderson, Executive Chairman of the Board of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

               Exhibit 32.2 Certification of Sandra B. Cochran, President and Chief Executive Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

               Exhibit 32.3 Certification of Richard S. Wallington, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C.
               Section 1350.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                        BOOKS-A-MILLION, INC.


Date: June 7, 2006                      by: /s/ Clyde B. Anderson
                                            ------------------------------------
                                            Clyde B. Anderson
                                            Executive Chairman of the Board


Date: June 7, 2006                      by: /s/ Sandra B. Cochran
                                            ------------------------------------
                                            Sandra B. Cochran
                                            President and Chief
                                            Executive Officer


Date: June 7, 2006                      by: /s/ Richard S. Wallington
                                            ------------------------------------
                                            Richard S. Wallington
                                            Chief Financial Officer