Form 10-Q
period 2006-07-29
BOOKS A MILLION INC
filed 2006-09-07
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

_____X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: July 29, 2006

- OR -

__________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Yes X No _________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ______   Accelerated filer X Non-accelerated filer_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of August 25, 2006 were 16,570,195 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statement of Changes in Stockholders’ Equity	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security-Holders	26

Item 5. Other Information	26

Item 6. Exhibits	26

Signatures	28

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOOKS-A-MILLION, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except per share and share amounts)

	As of July 29, 2006	As of January 28, 2006
	(unaudited)
ASSETS Current Assets:
Cash and cash equivalents	$21,793	$37,519
Accounts receivable, net	5,741	9,668
Related party accounts receivable, net	620	1,134
Inventories	209,082	204,789
Prepayments and other	4,754	4,340
Total Current Assets	241,990	257,450

Property and Equipment:
Gross property and equipment	209,759	203,538
Less accumulated depreciation and amortization	(159,407)	(152,537)
Net Property and Equipment	50,352	51,001

Deferred Income Taxes	1,563	1,662
Other Assets	1,594	1,546
Total Assets	$295,499	$311,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$93,097	$98,171
Related party accounts payable	3,377	2,691
Accrued expenses	38,623	45,459
Accrued income taxes	--	1,838
Deferred income taxes	1,000	2,654
Total Current Liabilities	136,097	150,813

Long-Term Debt	7,200	7,200
Other Long-Term Liabilities	8,721	8,637
Total Non-Current Liabilities	15,921	15,837

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares outstanding	--	--
Common stock, $.01 par value, 30,000,000 shares authorized, 20,414,579 and 19,764,223 shares issued at July 29, 2006 and January 28, 2006, respectively	204	198
Additional paid-in capital	83,866	79,509
Less treasury stock, at cost (3,802,066 and 3,287,317 shares at July 29, 2006 and January 28, 2006, respectively)	(24,175)	(16,954)
Accumulated other comprehensive loss, net of tax	--	(7)
Retained earnings	83,586	82,263
Total Stockholders’ Equity	143,481	145,009
Total Liabilities and Stockholders’ Equity	$295,499	$311,659

See accompanying notes

BOOKS-A-MILLION, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Net Sales	$121, 209	$122,045	$234,956	$234,671
Cost of products sold (including warehouse
distribution and store occupancy costs)	86,263	88,039	167,410	169,099
Gross Profit	34,946	34,006	67,546	65,572
Operating, selling and administrative expenses	27,271	26,723	53, 837	52,236
Depreciation and amortization	3,562	4,080	6,988	8,007
Operating Income	4,113	3,203	6,721	5,329
Interest expense, net	110	415	165	799
Income from continuing operations before income taxes	4,003	2,788	6,556	4,530
Income tax provision	1,509	1,072	2,540	1,734
Income from continuing operations	2,494	1,716	4,016	2,796
Discontinued Operations (Note 11)
Loss from discontinued operations before income taxes	(60)	(23)	(77)	(55)
Income tax benefit	(23)	(8)	(30)	(20)
Loss from discontinued operations	(37)	(15)	(47)	(35)
Net Income	$2,457	$1,701	$3,969	$2,761

Net Income Per Common Share:
Basic:
Income from continuing operations	$0.15	$0.11	$0.24	$0.17
Loss from discontinued operations	--	(0.01)	--	--
Net Income	$0.15	$0.10	$0.24	$0.17
Weighted Average Number of Shares Outstanding – Basic	16,723	16,299	16,597	16,250
Diluted:
Income from continuing operations	$0.15	$0.10	$0.24	$0.17
Loss from discontinued operations	(0.01)	--	(0.01)	(0.01)
Net Income	$0.14	$0.10	$0.23	$0.16
Weighted Average Number of Shares Outstanding – Diluted	17,096	16,884	17,057	16,862

Dividends per share - declared	$0.08	$0.05	$0.16	$0.10

See accompanying notes

BOOKS-A-MILLION, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands)	Shares	Amount		Shares	Amount
Balance January 28, 2006	19,764	$198	$79,509	3,287	$(16,954)	$82,263	$(7)	$145,009
Net income						3,969		3,969
Unrealized gain on accounting for derivative instruments, net of tax provision of $4							7	7
Subtotal comprehensive income								3,976
Purchase of treasury stock				515	(7,221)			(7,221)
Dividends paid						(2,646)		(2,646)
Stock-based compensation	174	1	762					763
Issuance of stock for employee stock purchase plan	9	--	87					87
Exercise of stock options	468	5	1,373					1,378
Tax benefit from exercise of stock options			2,135					2,135
Balance July 29, 2006	20,415	$204	$83,866	3,802	$(24,175)	$83,586	$--	$143,481

See accompanying notes

BOOKS-A-MILLION, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005
Cash Flows from Operating Activities:
Net income	$3,969	$2,761
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,003	8,036
Stock-based compensation	763	182
Excess tax benefit from exercise of stock options	(2,135)	(257)
(Gain)/loss on disposal of property	(12)	1
Change in deferred income taxes	(1,555)	(1,516)
(Increase)/decrease in inventories	(4,293)	528
Decrease in accounts payable	(4,388)	(9,193)
Changes in certain other assets and liabilities	(2,507)	(2,289)
Total adjustments	(7,124)	(4,508)
Net cash used in operating activities	(3,155)	(1,747)

Cash Flows from Investing Activities:
Capital expenditures	(6,319)	(5,341)
Proceeds from sale of equipment	15	6
Net cash used in investing activities	(6,304)	(5,335)

Cash Flows from Financing Activities:
Borrowings under credit facilities	1,700	97,860
Payments under credit facilities	(1,700)	(97,860)
Purchase of treasury stock	(7,221)	(2,671)
Proceeds from exercise of stock options and employee stock purchase plan, net	1,465	1,701
Excess tax benefit from exercise of stock options	2,135	257
Payment of dividends	(2,646)	(1,621)
Net cash used in financing activities	(6,267)	(2,334)

Net decrease in cash and cash equivalents	(15,726)	(9,416)
Cash and cash equivalents at beginning of period	37,519	16,559
Cash and cash equivalents at end of period	$21,793	$7,143

Supplemental Disclosures of Cash Flow Information:
Cash paid during the twenty-six week period for:
Interest	$532	$832
Income taxes, net of refunds	$4,792	$4,761

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results.

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 28, 2006 and the notes thereto contained in our Annual Report on Form 10-K for the year ended January 28, 2006.

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

Stock-Based Compensation

On January 29, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

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

We have elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and, therefore, have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased or cancelled after January 29, 2006. In addition, we will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 29, 2006, as the remaining service is rendered. The compensation cost we record for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123.

Our pre-tax compensation cost for stock-based employee compensation was $763,000 ($467,000 net of taxes) and $182,000 ($112,000 net of taxes) for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. As a result of the adoption of SFAS No. 123(R), our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

	Thirteen Weeks Ended July 29, 2006	Twenty-Six Weeks Ended July 29, 2006

Income from continuing operations before income taxes	$148,000	$296,000
Income from continuing operations	$92,000	$181,000
Net income	$92,000	$181,000
Basic and diluted net earnings per common share	$0.01	$0.01

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the thirteen and twenty-six weeks ended July 29, 2006, $1,919,000 and $2,135,000 of such excess tax benefits were classified as financing cash flows, respectively.

Stock Option Plan

In April 1999, the Company adopted the Stock Option Plan which provided for option grants to executive officers, directors, and key employees. Upon the approval of the 2005 Incentive Award Plan by the Company’s stockholders at the Company’s annual meeting held in June 2005, the board determined that no more awards would be made under the Stock Option Plan. Options previously issued under the Stock Option Plan remain valid. All options granted prior to January 9, 2001 vested over a five-year period and expired on the sixth anniversary of the date of grant, and all options granted on and after January 9, 2001 vest over a three-year period and expire on the tenth anniversary of the date of grant. All options have exercise prices equal to the fair market value of the common stock on the date of grant. A summary of the status of the Stock Option Plan is as follows (shares in thousands):

	Twenty-Six Weeks Ended July 29, 2006
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of period	814	$ 3.77
Options granted	0	N/A
Options exercised	(467)	$ 2.95
Options forfeited	(2)	$ 5.41
Options outstanding at end of period	345	$ 4.89
Options exercisable at end of period	269	$ 4.45

The total intrinsic value of stock options exercised during the twenty-six weeks ended July 29, 2006 was $5,754,000.

The following table summarizes information about stock options granted pursuant to the Stock Option Plan that are outstanding and exercisable under the Stock Option Plan at July 29, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding at July 29, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at July 29, 2006	Weighted Average Remaining Exercisable Life (Years)	Weighted Average Exercise Price
$1.69 - $ 2.37	91	6.47	$2.35	91	6.47	$2.35
$2.68 - $ 6.13	73	5.71	$3.09	71	5.64	$2.99
$6.46 - $9.62	181	7.62	$6.89	107	7.69	$7.17
Totals	345	6.91	$4.89	269	6.74	$4.45

The aggregate intrinsic values of outstanding options and exercisable options under the Stock Option Plan at July 29, 2006 were $3,619,000 and $2,940,000, respectively.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2005 Incentive Award Plan

On June 1, 2005, the stockholders of the Company approved the adoption of the Books-A-Million, Inc. 2005 Incentive Award Plan (the “2005 Plan”) for a total of 300,000 shares. On June 8, 2006, the stockholders of the Company approved an additional 300,000 shares to be awarded under the Plan. An aggregate of 600,000 shares of common stock may be awarded under the 2005 Plan. From June 1, 2005 through July 29, 2006, awards under the 2005 Plan consisted solely of awards of restricted stock.

There are two types of restricted stock awards to employees. The first type of restricted stock award is “career based shares.” Career based shares are completely unvested until the last day of the fifth fiscal year after the date of the grant whereupon such career based shares vest in full if the employee who received the grant is then employed by the Company. The compensation expense for these shares is recognized ratably over the five-year requisite service period. The second type of restricted stock award is “performance based shares.” Performance based shares are earned based on the achievement of certain performance goals for the fiscal year in which they are granted. If the performance goals are met, the performance based shares vest in 50% increments at the end of the first and second fiscal years after the fiscal year in which they were granted if the employee who received the grant is then employed by the Company. Compensation expense for these shares is recognized ratably over the period beginning on the date the Company determines that it is probable the performance goals will be achieved and ending on the last day of the vesting period.

Additionally, there are annual restricted stock grants to directors. Each director who has served at least eleven consecutive months as of the Company’s annual meeting of stockholders receives a restricted stock grant, which shares of restricted stock vest in one-third increments on each of the first, second and third anniversaries of the grant date. The expense related to the directors’ grants is recognized ratably over the three-year vesting period.

Executive Incentive Plan

The Company maintains an Executive Incentive Plan (the “Incentive Plan”); however, no new grants after the fiscal 2006 performance period are being awarded under the Incentive Plan. The Incentive Plan provides for awards to certain executive officers of either cash or shares of restricted stock. The Company has always issued awards in the form of restricted stock. Issuance of awards under the Incentive Plan is based on the Company achieving pre-established performance goals during a three consecutive fiscal year performance period. Awards issued under the Incentive Plan for a particular performance period vest on the third anniversary of the last day of such performance period if the recipient remains employed by the Company on such vesting date. Awards under the Incentive Plan are expensed ratably over the period from the date that the issuance of such awards becomes probable through the end of the restriction period. The final grant for the Incentive Plan was awarded in March 2006. There will be no future awards under the Incentive Plan.

Restricted Stock Table

A combined summary of the status of restricted stock grants to employees and directors under the 2005 Incentive Award Plan and the Executive Incentive Plan is as follows (shares in thousands):

		Twenty-Six Weeks Ended July 29, 2006

	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period (0 vested; 126 unvested)	126	$ 8.44
Shares granted	173	$11.92
Shares vested	-	-
Shares forfeited	-	-
Shares at end of period (0 vested; 299 unvested)	299	$10.46

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other Information

As of July 29, 2006, we have $3,300,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over the following fiscal years:

Fiscal Year	Stock-based Compensation Expense
2007	$ 883,000
2008	$1,116,000
2009	$ 826,000
2010	$ 283,000
2011	$ 192,000
Total	$3,300,000

We received cash from options exercised during the first twenty-six weeks of fiscal years 2007 and 2006 of $1,378,000 and $1,630,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The number of shares of common stock currently reserved under the 2005 Plan for stock-based compensation programs as of July 29, 2006 is 401,000 shares.

2.	Net Income Per Share

Basic net income per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS has been computed based on the weighted average number of shares outstanding including the effect of outstanding stock options and restricted stock, if dilutive, in each respective thirteen and twenty-six week period. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

	For the Thirteen Weeks Ended
	(in thousands)
	July 29, 2006	July 30, 2005
Weighted average shares outstanding:
Basic	16,723	16,299
Dilutive effect of stock options and restricted stock outstanding	373	585
Diluted	17,096	16,884

	For the Twenty-Six Weeks Ended
	(in thousands)
	July 29, 2006	July 30, 2005
Weighted average shares outstanding:
Basic	16,597	16,250
Dilutive effect of stock options and restricted stock outstanding	460	612
Diluted	17,057	16,862

Options outstanding to purchase 0 and 150,000 shares of common stock as of July 29, 2006 and July 30, 2005, respectively, were not included in the table above as they were anti-dilutive under the treasury stock method.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Related Party Transactions

Charles C. Anderson, a former director of the Company, Terry C. Anderson, a director of the Company, and Clyde B. Anderson, a director and officer of the Company, have ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities (“related parties”) are summarized in the following paragraphs.

The Company purchases a substantial portion of its magazines as well as certain of its seasonal music from Anderson Media Corporation ("Anderson Media"), an affiliate through common ownership. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, purchases of these items from Anderson Media totaled $11,709,000 and $12,939,000, respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. ("Anderson Press"), an affiliate through common ownership. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, such purchases from Anderson Press totaled $550,000 and $657,000, respectively. The Company purchases certain of its gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the twenty-six weeks ended July 29, 2006 and July 30, 2005 were $210,000 and $134,000, respectively. The Company purchases certain magazine subscriptions from Magazines.com, an affiliate through common ownership. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, purchases of these items were $25,000 and $27,000, respectively. The Company purchases content for publication from Publication Marketing Corporation, an affiliate through common ownership. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, purchases of these items were $34,000 and $29,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate through common ownership. The total paid to Anco Far East was $1,362,000 and $1,398,000 during the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $95,000 and $98,000 during the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

The Company sold books to Anderson Media in the amounts of $399,000 and $6,000 during the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, the Company provided $0 and $8,000, respectively, of internet services to Magazines.com. The Company provided internet services to American Promotional Events, an affiliate through common ownership, of $56,000 and $64,000 during the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, a former member of the Board of Directors. The Company leases the building on a month-to-month basis. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, the Company paid rent of $69,000 in each period to the trust under this lease. Anderson & Anderson LLC ("A&A"), an affiliate through common ownership, also leases three buildings to the Company on a month-to-month basis. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, the Company paid A&A a total of $224,000 and $222,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $0 at July 29, 2006. The Company subleases certain property to Hibbett Sporting Goods, Inc. ("Hibbett"), a sporting goods retailer in the southeastern United States. The Company's Executive Chairman, Clyde B. Anderson, is a member of Hibbett's board of directors. During each of the twenty-six weeks ended July 29, 2006 and July 30, 2005, the Company received $95,000 in rent payments from Hibbett.

The Company shares ownership of a plane, which the Company uses in the operation of its business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all of the variable cost, and a portion of the fixed cost of the plane. The total amounts received from affiliated companies for use of the plane during the twenty-six weeks ended July 29, 2006 and July 30, 2005, was $159,000 and $157,000, respectively. The Company also occasionally rents a plane from A&A as well. The amounts paid to A&A for plane rental were $8,000 and $31,000 for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

Clyde B. Anderson, a director and an officer of the Company, and Sandra B. Cochran, a director and an officer of the Company, have ownership interests in K&A Crylics. During the twenty-six weeks ended July 29, 2006 and July 30, 2005 the Company purchased certain store fixtures from K&A Crylics in the amount of $14,000 and $0, respectively.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	Derivative and Hedging Activities

The Company is subject to interest rate fluctuations involving its credit facilities and debt related to an industrial development revenue bond (the “Bond”). However, the Company has used fixed interest rate hedges in the past to manage a portion of this exposure. The Company entered into a $7.5 million interest rate swap in May 1996 that expired on June 7, 2006 and effectively fixed the interest rate on the Bond at 8.73% (the “Bond Hedge”). The Company did not replace the Bond Hedge when it expired.

The Bond Hedge is reported as a liability in the accompanying condensed consolidated balance sheets at a fair value of $0 and $61,000 as of July 29, 2006 and January 28, 2006, respectively. For the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively, adjustment gains of $7,000 (net of tax provision of $4,000) and $58,000 (net of tax provision of $34,000), and in the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively, adjustment gains of $7,000 (net of tax provision of $4,000) and $110,000 (net of tax provision of $71,000) were recorded as unrealized gains in accumulated other comprehensive income (loss) and are detailed in Note 5.

5.	Comprehensive Income

Comprehensive income is net income plus certain other items that are recorded directly to stockholders’ equity. The only such items currently applicable to the Company are the unrealized gains on the hedges explained in Note 4, as follows:

Comprehensive Income	Thirteen Weeks Ended (in thousands)		Twenty-Six Weeks Ended (in thousands)
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net Income	$2,457	$1,701	$3,969	$2,761
Unrealized gains on hedges, net of deferred tax provision for the thirteen-week periods of $4 and $34, respectively, and the twenty-six week periods of $4 and $71, respectively.	7	58	7	110
Total comprehensive income	$2,464	$1,759	$3,976	$2,871

6.	Commitments and Contingencies

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.

From time to time, the Company enters into agreements that require the Company to indemnify parties against third party claims under certain circumstances. Generally these agreements relate to: (a) agreements with vendors and suppliers under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company’s request or otherwise on its behalf; (b) agreements with vendors who publish books or manufacture merchandise specifically for the Company to indemnify vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of the Company; (c) real estate leases, under which the Company may agree to indemnify the lessors from claims arising from the Company’s use of the property; and (d) agreements with the Company’s directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company has Directors and Officers Liability Insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

The nature and terms of these indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, the Company’s maximum liability under such indemnities is not explicitly stated, and, therefore, the overall maximum amount of the Company’s obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

obligations on the Company’s balance sheet at July 29, 2006 and January 28, 2006 as such liabilities are considered de minimis.

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

7.	Inventories

Inventory balances at July 29, 2006 and January 28, 2006 were (in thousands):

	July 29, 2006	January 28, 2006
Inventories (at FIFO)	$210,834	$206,314
LIFO reserve	(1,752)	(1,525)
Net inventories	$209,082	$204,789

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Business Segments

The Company has two reportable segments, retail trade and electronic commerce trade. The retail trade segment is a strategic business segment that is engaged in the retail trade of mostly book merchandise and includes the Company’s distribution center operations, which predominantly supplies merchandise to the Company’s retail stores. The electronic commerce trade segment is a strategic business segment that transacts business over the internet and is managed separately due to divergent technology and marketing requirements.

The accounting policies of the segments are substantially the same as those described in the Company’s Fiscal 2006 Annual Report on Form 10-K. The Company evaluates performance of the segments based on net income from operations before interest and income taxes. Certain intersegment cost allocations have been made based upon consolidated and segment revenues.

Segment Information (in thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Net Sales	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Retail Trade	$119,660	$120,037	$231,755	$231,471
Electronic Commerce Trade	5,880	6,661	12,348	13,180
Intersegment Sales Elimination	(4,331)	(4,653)	(9,147)	(9,980)
Net Sales	$121,209	$122,045	$234,956	$234,671

Operating Income
Retail Trade	$3,961	$3,187	$6,429	$5,259
Electronic Commerce Trade	390	180	623	172
Intersegment Elimination of Certain Costs	(238)	(164)	(331)	(102)
Total Operating Income	$4,113	$3,203	$6,721	$5,329
			As of July 29, 2006	As of January 28, 2006

Assets
Retail Trade			$294,767	$310,447
Electronic Commerce Trade			751	1,286
Intersegment Asset Elimination			(19)	(74)
Total Assets			$295,499	$311,659

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	Recent Accounting Pronouncements

In February 2006 FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It will also allow an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all instruments acquired, issued or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2006 FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. The Company is required to adopt SFAS No. 156 as of the beginning of its fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2006 FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, intent and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of the adoption of FIN 48 on its financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	Debt

The Company’s current credit facility allows for unsecured borrowing up to $100 million. During the thirteen weeks ended July 29, 2006, the Company amended and extended its credit facility to provide for better pricing terms and an extension of the maturity date to July 1, 2011.

The Company also has $7.2 million of outstanding borrowings under loans made pursuant to an industrial development revenue bond (the “Bond”), which is secured by certain property. The Bond has a maturity date of December 1, 2019 with a purchase provision obligating the Company to repurchase the Bond on May 30, 2007, unless extended by the bondholder. As of August 31, 2006 the Company has obtained a commitment letter from a bank to purchase the Bond from its existing bondholder , and the new bondholder will extend the date of the Company’s purchase obligation of the Bond until July 1, 2011.

11.	Discontinued Operations

Discontinued operations represent the fiscal 2007 closure of one retail store in a Georgia market and the fiscal 2006 closure of two retail stores in markets located in Tennessee and West Virginia where the Company does not expect another of its existing stores to absorb the closed stores’ customers. For the thirteen week periods ended July 29, 2006 and July 30, 2005, these stores had net sales of $0 and $372,000, respectively, and pretax operating losses of $60,000 and $23,000, respectively. Also included in the loss on discontinued operations are store closing costs of $4,000 and $4,000 for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively. For the twenty-six week periods ended July 29, 2006 and July 30, 2005, these stores had net sales of $139,000 and $860,000, respectively, and pretax operating losses of $77,000 and $55,000, respectively. Also included in the loss on discontinued operations are store closing costs of $9,000 and $20,000 for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. Expenses relating to store closings when the store is not classified as a discontinued operation are reported in operating, selling and administrative expenses. If the store is closed and another store is in the same market and the cash flows are expected to be materially recovered, the store is not considered a discontinued operation.

12.	Stock Repurchase Programs

On June 8, 2006, the Board approved a new stock repurchase program. The program authorized the repurchase of up to $10 million in shares of the Company’s common stock, but no specific number of shares was approved. This stock repurchase program replaced the program that was in effect from March, 2004 through June, 2006.

On August 23, 2006, the Board approved an additional stock repurchase program. This program authorized the repurchase of up to $25 million in shares of the Company’s common stock. This program is in addition to the previous program to repurchase up to $10 million in shares of common stock that began in June, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

General

We were founded in 1917 and currently operate 205 retail bookstores, including 175 superstores, concentrated in the southeastern United States.

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

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	28.8%	27.9%	28.7%	28.0%
Operating, selling and administrative expenses	22.5%	21.9%	22.9%	22.3%
Depreciation and amortization	2.9%	3.4%	3.0%	3.4%
Operating income	3.4%	2.6%	2.8%	2.3%
Interest expense, net	0.1%	0.3%	0.0%	0.4%
Income from continuing operations before income taxes	3.3%	2.3%	2.8%	1.9%
Income tax provision	1.3%	0.9%	1.1%	0.7%
Income from continuing operations	2.0%	1.4%	1.7%	1.2%
Net income	2.0%	1.4%	1.7%	1.2%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table sets forth net sales data for the thirteen weeks and the twenty-six weeks ended July 29, 2006 and July 30, 2005:

Segment Information (in thousands)

Net Sales	Thirteen Weeks Ended				Twenty-Six Weeks Ended

	July 29, 2006	July 30, 2005	$ Change	% Change	July 29, 2006	July 30, 2005	$ Change	% Change
Retail Trade	$119,660	$120,037	$(377)	(0.3%)	$231,755	$231,471	$284	0.1%
Electronic Commerce Trade	5,880	6,661	(781)	(11.7%)	12,348	13,180	(832)	(6.3%)
Intersegment Sales Elimination	(4,331)	(4,653)	322	6.9%	(9,147)	(9,980)	833	8.3%
Net Sales	$121,209	$122,045	$(836)	(0.7%)	$234,956	$234,671	$285	0.1%

For the thirteen weeks ended July 29, 2006, the decrease in net sales for the retail trade segment was primarily due to lower comparable store sales this year as a result of strong sales of Harry Potter and the Half Blood Prince during the prior year. Comparable store sales in the thirteen weeks ended July 29, 2006 decreased 1.2% when compared with the same thirteen week period for the prior year. For the twenty-six weeks ended July 29, 2006, the increase in net sales for the retail trade segment was primarily due to new stores opened during fiscal 2007, partially offset by lower comparable store sales during the period, which decreased 0.8% when compared with the same twenty-six week period for the prior year. The decrease in net sales for the electronic commerce segment was primarily due to sales of Harry Potter and the Half Blood Prince during fiscal 2006, which were not replaced in each of the thirteen and twenty-six week periods of fiscal 2007 versus the corresponding periods of last year.

Gross profit increased $0.9 million, or 2.8%, to $34.9 million in the thirteen weeks ended July 29, 2006 when compared with $34.0 million in the same thirteen week period for the prior year. For the twenty-six weeks ended July 29, 2006, gross profit increased $1.9 million, or 3.0%, to $67.5 million from $65.6 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended July 29, 2006 was 28.8% versus 27.9% in the same period last year. Gross profit as a percentage of sales for the twenty-six weeks ended July 29, 2006 was 28.7 % versus 28.0% in the same period last year. The increase in gross profit as a percent of net sales for the thirteen and twenty-six week periods was primarily due to fewer promotional markdowns, including promotional markdowns related to sales of Harry Potter and the Half Blood Prince, in these periods versus the corresponding periods for the previous year.

Operating, selling and administrative expenses were $27.3 million in the thirteen week period ended July 29, 2006 compared to $26.7 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended July 29, 2006 increased to 22.5 % from 21.9 % in the same period last year. The increase in operating, selling and administrative expenses stated as a percent to sales for the thirteen-week period was primarily due to higher stock based compensation expense, higher store operating costs and the impact of lower prior year expense due to income from business interruption insurance related to stores damaged by hurricanes. For the twenty-six weeks ended July 29, 2006, operating, selling and administrative expenses were $53.8 million compared to $52.2 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the twenty-six weeks ended July 29, 2006 increased to 22.9% from 22.3% in the same period last year. The increase in operating, selling and administrative expenses for the twenty-six week period was primarily due to increased expense related to higher stock based compensation expense, higher store operating costs and the impact of lower prior year expense due to income from business interruption insurance related to stores damaged by hurricanes.

Depreciation and amortization decreased 12.7% to $3.6 million in the thirteen week period ended July 29, 2006 compared to $4.1 million in the same period last year. In the twenty-six week period ended July 29, 2006 depreciation and amortization decreased 12.7% to $7.0 million from $8.0 million in the same period last year. Decrease in depreciation and amortization expense was due to capital expenditures made in prior years becoming fully depreciated in the current period. The higher capital expenditures in previous years was due to more new store openings and a more aggressive remodel program in the prior years.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table sets forth operating income data for the thirteen weeks and the twenty-six weeks ended July 29, 2006 and July 30, 2005:

Segment Information (in thousands)

Operating Income	Thirteen Weeks Ended				Twenty-Six Weeks Ended

	July 29, 2006	July 30, 2005	$ Change	% Change	July 29, 2006	July 30, 2005	$ Change	% Change
Retail Trade	$3,961	$3,187	$774	24.3%	$6,429	$5,249	$1,170	22.2%
Electronic Commerce Trade	390	180	210	116.7%	623	172	451	262.2%
Intersegment Sales Elimination	(238)	(164)	(74)	(45.1%)	(331)	(102)	(229)	(224.5%)
Net Sales	$4,113	$3,203	$910	28.4%	$6,721	$5,329	$1,392	26.1%

The improvement in operating results for the retail trade segment for the thirteen and twenty-six week periods was partially due to improved gross profit as a percentage of sales due to lower discounts versus last year, which included the discounts related to sales of Harry Potter and the Half Blood Prince, as well as to lower depreciation expense due to capital expenditures made in prior years becoming fully depreciated in the current period. The higher capital expenditures in previous years was due to more new store openings and a more aggressive remodel program in the prior years. Even though net sales for the electronic commerce segment for the thirteen and twenty-six week periods ended July 29, 2006 decreased slightly, operating income for the electronic commerce segment increased compared with the same period last year primarily due to lower costs incurred for shipping and warehouse handling.

Interest expense was $0.1 million in the thirteen weeks ended July 29, 2006 versus $0.4 million in the same period last year and $0.2 million in the twenty-six weeks ended July 29, 2006 versus $0.8 million in the same period last year. The decrease was primarily due to lower average debt balances compared with the prior year.

Discontinued operations represent the fiscal 2007 closure of one retail store in a Georgia market and the fiscal 2006 closure of two retail stores in markets located in Tennessee and West Virginia where the Company does not expect another of its existing stores to absorb the closed stores’ customers. For the thirteen week periods ended July 29, 2006 and July 30, 2005, these stores had net sales of $0 and $372,000, respectively, and pretax operating losses of $60,000 and $23,000, respectively. Also included in the loss on discontinued operations are store closing costs of $4,000 and $4,000 for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively. For the twenty-six week periods ended July 29, 2006 and July 30, 2005, these stores had net sales of $139,000 and $860,000, respectively, and pretax operating losses of $77,000 and $55,000, respectively. Also included in the loss on discontinued operations are store closing costs of $9,000 and $20,000 for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. Expenses relating to store closings when the store is not classified as a discontinued operation are reported in operating, selling and administrative expenses. If the store is closed and another store is in the same market and the cash flows are expected to be materially recovered, the store is not considered a discontinued operation.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. The Company has an unsecured revolving credit facility that allows borrowings up to $100 million, for which no principal repayments are due until the facility expires in July 2011. The credit facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. The Company is in compliance with all of the covenants, including the minimum fixed charge coverage ratio, as of July 29, 2006. As of July 29, 2006 and January 28, 2006, there was no outstanding debt under this credit facility. The maximum and average outstanding balances during the thirteen weeks ended July 29, 2006 were $0 and $0, respectively, compared to $23.7 million and $14.6 million, respectively for the same period in the prior year. The maximum and average outstanding balances during the twenty-six weeks ended July 29, 2006 were $1.7 million and $29,000, respectively, compared to $23.7 million and $12.0 million, respectively for the same period in the prior year. The decrease in the maximum and average outstanding balances from the prior year was due to the pay down of debt during fiscal 2006 with cash provided by operating activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Additionally, as of July 29, 2006 and January 28, 2006, the Company has $7.2 million in aggregate outstanding borrowings under the Bond which is a variable rate industrial revenue bond secured by certain property. The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond on May 30, 2007, unless extended by the bondholder. Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date not more than five years from the renewal date. As of August 31, 2006 the Company has obtained a commitment letter from a bank to purchase the Bond from its existing bondholder, and the new bondholder will extend the date of the Company’s purchase obligation of the Bond until July 1, 2011.

Financial Position

Inventory balances were $209.1 million as of July 29, 2006 compared to $204.8 million as of January 28, 2006. The inventory increase was due to seasonal fluctuations in inventory. Inventory levels generally are lowest at the end of the fiscal year due to large post holiday returns to vendors. Accrued expenses were $38.6 million as of July 29, 2006 compared to $45.5 million as of January 28, 2006. Accrued expenses decreased primarily due to payment of fiscal 2006 management bonuses in the first quarter of fiscal 2007, redemption of gift cards sold to customers during the fourth quarter and lower capital expenditure accruals.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at July 29, 2006 (in thousands):

Payments Due Under Contractual Obligations
	Total	FY 2007	FY 2008	FY 2009	FY 2010	FY 2011	Thereafter
Long-term debt-revolving credit facility	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Long-term debt -industrial revenue bond	7,200	-	7,200	-	-	-	-
Subtotal of debt	$ 7,200	-	7,200	-	-	-	-
Operating leases	139,066	16,444	29,591	24,234	18,816	15,096	34,885
Total of obligations	$146,266	$ 16,444	$ 36,791	$ 24,234	$ 18,816	$ 15,096	$ 34,885

Guarantees

From time to time, the Company enters into agreements that require the Company to indemnify parties against third party claims under certain circumstances. Generally these agreements relate to: (a) agreements with vendors and suppliers under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company’s request or otherwise on its behalf; (b) agreements with vendors who publish books or manufacture merchandise specifically for the Company to indemnify vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of the Company; (c) real estate leases, under which the Company may agree to indemnify the lessors from claims arising from the Company’s use of the property; and (d) agreements with the Company’s directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company has Directors and Officers Liability Insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

The nature and terms of these indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, the Company’s maximum liability under such indemnities is not explicitly stated, and, therefore, the overall maximum amount of the Company’s obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at July 29, 2006 and January 28, 2006 as such liabilities are considered de minimis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

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

Off Balance Sheet Arrangements

The Company does not have off balance sheet transactions that have or are reasonably likely to have a current or future material effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

Operating activities used cash of $3.2 million and $1.7 million in the twenty-six week periods ended July 29, 2006 and July 30, 2005, respectively, and included the following effects:

•

Cash (used for) provided by inventories in the twenty-six week periods ended July 29, 2006 and July 30, 2005 was ($4.3) million and $0.5 million, respectively. Cash used for inventories for the twenty-six week period ended July 29, 2006 was due to normal seasonal fluctuations in inventory levels. Cash provided by inventories for the twenty-six week period ended July 30, 2005 was the result of implementing improved information systems for managing inventory during fiscal 2006 which allowed the Company to reduce inventory balances versus year-end inventory levels.

•

Cash used for accounts payable in the twenty-six week periods ended July 29, 2006 and July 30, 2005 was $4.4 million and $9.2 million, respectively. The change versus the prior year was due to the timing of payments for merchandise purchases from vendors.

•

Depreciation and amortization expenses were $7.0 million and $8.0 million, respectively in the twenty-six week periods ended July 29, 2006 and July 30, 2005. Decrease in depreciation and amortization expense was due to the impact of certain assets becoming fully depreciated during the prior year.

Cash flows used in investing activities reflected a $6.3 million and $5.3 million net use of cash for the twenty-six week periods ended July 29, 2006 and July 30, 2005, respectively. Cash was used primarily to fund capital expenditures for new stores, store relocations, renovation and improvements to existing stores, and investments in management information systems.

Financing activities used cash of $6.3 million and $2.3 million in the twenty-six week periods ended July 29, 2006 and July 30, 2005, respectively. Financing activities used cash in fiscal 2007 primarily to purchase the Company’s common stock ($7.2 million) and for dividend payments ($2.6 million), partially offset by proceeds from option exercises ($1.5 million) and related tax benefits ($2.1 million). Financing activities used cash in fiscal 2006 primarily to purchase the Company’s common stock ($2.7 million) and for dividend payments ($1.6 million), partially offset by proceeds from option exercises ($1.7 million) and related tax benefits ($0.3 million).

Outlook

During the twenty-six weeks ended July 29, 2006, the Company opened four stores, relocated one store, remodeled five stores and closed four stores. During the remainder of fiscal 2007, the Company expects to open four to six stores, complete remodels on approximately six to ten stores and close one to two stores. The Company’s capital expenditures totaled $6.3 million in the twenty-six week period ended July 29, 2006. Management estimates that capital expenditures for the remainder of fiscal 2007 will be approximately $17.0 million, and that such amounts will be used primarily for opening new stores, relocating existing stores, renovating and improving existing stores, upgrading and expanding warehouse distribution facilities, and investing in management information systems. Management believes that existing cash on hand and net cash from operating activities, together with borrowings under the Company’s credit facilities, will be adequate to finance the Company’s planned capital expenditures and to meet the Company’s working capital requirements for the remainder of fiscal 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Related Party Activities

Charles C. Anderson, a former director of the Company, Terry C. Anderson, a director of the Company, and Clyde B. Anderson, a director and officer of the Company, have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities (“related parties”) are summarized in the following paragraphs.

The Company purchases a substantial portion of its magazines as well as certain of its seasonal music from Anderson Media Corporation ("Anderson Media"), an affiliate through common ownership. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, purchases of these items from Anderson Media totaled $11,709,000 and $12,939,000, respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. ("Anderson Press"), an affiliate through common ownership. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, such purchases from Anderson Press totaled $550,000 and $657,000, respectively. The Company purchases certain of its gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the twenty-six weeks ended July 29, 2006 and July 30, 2005 were $210,000 and $134,000, respectively. The Company purchases certain magazine subscriptions from Magazines.com, an affiliate through common ownership. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, purchases of these items were $25,000 and $27,000, respectively. The Company purchases content for publication from Publication Marketing Corporation, an affiliate through common ownership. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, purchases of these items were $34,000 and $29,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate through common ownership. The total paid to Anco Far East was $1,362,000 and $1,398,000 during the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $95,000 and $98,000 during the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

The Company sold books to Anderson Media in the amounts of $399,000 and $6,000 during the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, the Company provided $0 and $8,000, respectively, of internet services to Magazines.com. The Company provided internet services to American Promotional Events, an affiliate through common ownership, of $56,000 and $64,000 during the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, a former member of the Board of Directors. The Company leases the building on a month-to-month basis. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, the Company paid rent of $69,000 in each period to the trust under this lease. Anderson & Anderson LLC ("A&A"), an affiliate through common ownership, also leases three buildings to the Company on a month-to-month basis. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, the Company paid A&A a total of $224,000 and $222,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $0 at July 29, 2006. The Company subleases certain property to Hibbett Sporting Goods, Inc. ("Hibbett"), a sporting goods retailer in the southeastern United States. The Company's Executive Chairman, Clyde B. Anderson, is a member of Hibbett's board of directors. During each of the twenty-six weeks ended July 29, 2006 and July 30, 2005, the Company received $95,000 in rent payments from Hibbett.

The Company shares ownership of a plane, which the Company uses in the operation of its business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all of the variable cost, and a portion of the fixed cost of the plane. The total amounts received from affiliated companies for use of the plane during the twenty-six weeks ended July 29, 2006 and July 30, 2005, was $159,000 and $157,000, respectively. The Company also occasionally rents a plane from A&A as well. The amounts paid to A&A for plane rental were $8,000 and $31,000 for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

Clyde B. Anderson, a director and an officer of the Company, and Sandra B. Cochran, a director and an officer of the Company, have controlling ownership interests in K&A Crylics. During the twenty-six weeks ended July 29, 2006 and July 30, 2005 the Company purchased certain store fixtures from K&A Crylics in the amount of $14,000 and $0, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate fluctuations involving its credit facilities and debt related to the Bond. However, the Company has used fixed interest rate hedges in the past to manage a portion of this exposure. The Company entered into a $7.5 million interest rate swap in May 1996 that expired on June 7, 2006 and effectively fixed the interest rate on the Bond at 8.73% (the “Bond Hedge”). The Company did not replace the Bond Hedge when it expired.

To illustrate the sensitivity of the results of operations to changes in interest rates on its debt, the Company estimates that a 66% increase in LIBOR rates would have increased interest expense by approximately $37,000 for the thirteen weeks ended July 29, 2006 due to average debt of $4,209,000. The average debt under the credit agreement was $0. The average debt under the Bond was $7.2 million, which was partially offset by the average amount of the hedge of $3.0 million. Likewise, a 66% decrease in LIBOR rates would have decreased interest expense by $37,000 for the thirteen weeks ended July 29, 2006. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A: Risk Factors

There have been no material changes in the risk factors disclosed in our Form 10-K/A for the fiscal year ended January 28, 2006.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program at End of Period
April 30, 2006 through May 27, 2006	50,000	$ 15.35	50,000	147,725
May 28, 2006 through July 1, 2006	50,000	$ 15.45	50,000	97,725
July 2, 2006 through July 29, 2006	--	--	--	--
Total	100,000	$ 15.40	100,000	--

On June 8, 2006, the Board approved a new stock repurchase program. (the “2006 Repurchase Program”) to replace the 2004 Repurchase Program. Pursuant to the 2006 Repurchase Program, the Company is authorized to purchase up to $10 million of its common stock. The following table shows common stock repurchases under the 2006 Repurchase Program during the thirteen weeks ended July 29, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program at End of Period
April 30, 2006 through May 27, 2006	--	--	--	--
May 28, 2006 through July 1, 2006	--	--	--	$10,000,000
July 2, 2006 through July 29, 2006	284,000	$ 14.76	284,000	$ 5,813,000
Total	284,000	$ 14.76	284,000	$ 5,813,000

On August 23, 2006, the Board amended the 2006 Repurchase Program to authorize the repurchase of up to an additional $25 million of shares of the Company’s common stock. Accordingly, as of August 23, 2006, the Company may purchase up to $30.6 million of shares of its common stock under the 2006 Repurchase Program.

ITEM 3: Defaults Upon Senior Securities

None

ITEM 4: Submission of Matters to a Vote of Security-Holders

•	Date of Meeting – June 8, 2006

•	Annual Meeting

•	Name of each director elected at meeting: Clyde B. Anderson, Ronald G. Bruno and Sandra B. Cochran

•	Name of each director whose term in office as director continued after the meeting:

•	Albert C. Johnson
•	Terry C. Anderson
•	J. Barry Mason
•	William H. Rogers, Jr.

•	Other matters voted on at Annual Meeting

i)

To approve an amendment to increase the shares available under the 2005 Incentive Award Plan, which provides for the grant of incentive stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments and deferred stock for members of the Board, employees and consultants of the Company.

Result of votes:

Election of	Number of Votes Cast For	Number of Votes Cast Against	Number of Votes Abstaining	Number of Broker Non-Votes
Clyde B. Anderson	15,851,096	151,334	0	0
Ronald G. Bruno	15,830,648	171,782	0	0
Sandra B. Cochran	15,852,814	149,616	0	0
Item i) above	10,672,340	1,314,326	209,273	3,806,491

ITEM 5: Other Information

None

ITEM 6: Exhibits

(A)	Exhibits

Exhibit 3i Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 in the Company’s Registration Statement on Form S-1 (Capital Registration No. 33-52256)).

Exhibit 3ii By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.2 in the Company’s Registration Statement on Form S-1 (Capital Registration No. 33-52256)).

Exhibit 10.1 Third Amendment to Credit Agreement among Books-A-Million and Bank of America N.A., Sun Trust Bank N. A., Wells Fargo Bank,N.A., South Trust Bank N. A. and AmSouth Bank N.A. (Exhibit 10 to Form 8-K dated July 7, 2006).

Exhibit 10.2 First Amendment to the Books-A-Million, Inc. 2005 Incentive Award Plan.

Exhibit 31.1 Certification of Clyde B. Anderson, Executive Chairman of the Board of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2 Certification of Sandra B. Cochran, President and Chief Executive Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 31.3 Certification of Douglas G. Markham, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 Certification of Clyde B. Anderson, Executive Chairman of the Board of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2 Certification of Sandra B. Cochran, President and Chief Executive Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

Exhibit 32.3 Certification of Douglas G. Markham, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BOOKS-A-MILLION, INC.

Date: September 7, 2006	by:/s/ Clyde B. Anderson

Clyde B. Anderson

Executive Chairman of the Board

Date: September 7, 2006	by:/s/ Sandra B. Cochran

Sandra B. Cochran

President and Chief Executive Officer

Date: September 7, 2006	by:/s/ Douglas G. Markham

Douglas G. Markham

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 7, 2006

/s/ Clyde B. Anderson

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 7, 2006

/s/ Sandra B. Cochran

Sandra B. Cochran

President and Chief Executive Officer

Exhibit 31.3

CERTIFICATIONS

I, Douglas G. Markham, certify that:

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 7, 2006

/s/ Douglas G. Markham

Douglas G. Markham

Chief Financial Officer

Exhibit 32.1

Certification of Executive Chairman of the Board

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the “Company”) hereby certifies, to the best of such officer’s knowledge, that:

(i)   the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended July 29, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 7, 2006	/s/ Clyde B. Anderson
Clyde B. Anderson
Executive Chairman of the Board

Exhibit 32.2

Certification of President and Chief Executive Officer

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the “Company”) hereby certifies, to the best of such officer’s knowledge, that:

(i)   the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended July 29, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 7, 2006	/s/ Sandra B. Cochran
Sandra B. Cochran
President and Chief Executive Officer

Exhibit 32.3

Certification of Chief Financial Officer

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the “Company”) hereby certifies, to the best of such officer’s knowledge, that:

(i)   the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended July 29, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 7, 2006	/s/ Douglas G. Markham
Douglas G. Markham
Chief Financial Officer