Form 10-Q
period 2006-10-28
BOOKS A MILLION INC
filed 2006-12-07
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

_____X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: October 28, 2006

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

Yes X No _________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ______   Accelerated filer X Non-accelerated filer_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of November 24, 2006 were 16,642,476 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statement of Changes in Stockholders’ Equity	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security-Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOOKS-A-MILLION, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except per share and share amounts)

	As of October 28, 2006	As of January 28, 2006
	(unaudited)
ASSETS Current Assets:
Cash and cash equivalents	$13,585	$37,519
Accounts receivable, net	6,497	9,668
Related party accounts receivable, net	1,149	1,134
Inventories	228,987	204,789
Prepayments and other	6,707	4,340
Total Current Assets	256,925	257,450

Property and Equipment:
Gross property and equipment	215,067	203,538
Less accumulated depreciation and amortization	(162,790)	(152,537)
Net Property and Equipment	52,277	51,001

Deferred Income Taxes	2,266	1,662
Other Assets	1,579	1,546
Total Assets	$313,047	$311,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$106,293	$98,171
Related party accounts payable	5,695	2,691
Accrued expenses	40,385	45,459
Accrued income taxes	--	1,838
Deferred income taxes	1,666	2,654
Total Current Liabilities	154,039	150,813

Long-Term Debt	7,200	7,200
Other Long-Term Liabilities	9,053	8,637
Total Non-Current Liabilities	16,253	15,837

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares outstanding	--	--
Common stock, $.01 par value, 30,000,000 shares authorized, 20,458,498 and 19,764,223 shares issued at October 28, 2006 and January 28, 2006, respectively	205	198
Additional paid-in capital	84,914	79,509
Less treasury stock, at cost (3,818,356 and 3,287,317 shares at October 28, 2006 and January 28, 2006, respectively)	(24,424)	(16,954)
Accumulated other comprehensive loss, net of tax	--	(7)
Retained earnings	82,060	82,263
Total Stockholders’ Equity	142,755	145,009
Total Liabilities and Stockholders’ Equity	$313,047	$311,659

See accompanying notes

BOOKS-A-MILLION, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Net Sales	$110,692	$107,638	$345,648	$341,958
Cost of products sold (including warehouse
distribution and store occupancy costs)	81,604	79,566	249,014	248,313
Gross Profit	29,088	28,072	96,634	93,645
Operating, selling and administrative expenses	26,154	26,445	79,990	78,681
Gain on insurance recovery (Note 13)	163	1,248	163	1,248
Depreciation and amortization	3,399	3,881	10,388	11,888
Operating Income (Loss)	(302)	(1,006)	6,419	4,324
Interest expense, net	64	378	229	1,178
Income (loss) from continuing operations before income taxes	(366)	(1,384)	6,190	3,146
Income taxes provision (benefit)	(173)	(530)	2,367	1,204
Income (loss) from continuing operations	(193)	(854)	3,823	1,942
Discontinued Operations (Note 11)
Loss from discontinued operations before income taxes	(12)	(31)	(89)	(86)
Income tax benefit	(4)	(12)	(34)	(32)
Loss from discontinued operations	(8)	(19)	(55)	(54)
Net Income (Loss)	$(201)	$(873)	$3,768	$1,888

Net Income Per Common Share:
Basic:
Income (loss) from continuing operations	$(0.01)	$(0.05)	$0.23	$0.12
Loss from discontinued operations	--	--	--	--
Net Income (Loss)	$(0.01)	$(0.05)	$0.23	$0.12
Weighted Average Number of Shares Outstanding – Basic	16,312	16,364	16,346	16,227
Diluted:
Income (loss) from continuing operations	$(0.01)	$(0.05)	$0.23	$0.12
Loss from discontinued operations	--	--	(0.01)	(0.01)
Net Income (Loss)	$(0.01)	$(0.05)	$0.22	$0.11
Weighted Average Number of Shares Outstanding – Diluted	16,312	16,364	16,826	16,829

Dividends per share - declared	$0.08	$0.05	$0.24	$0.15

See accompanying notes

BOOKS-A-MILLION, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands)	Shares	Amount		Shares	Amount
Balance January 28, 2006	19,764	$198	$79,509	3,287	$(16,954)	$82,263	$(7)	$145,009
Net income						3,768		3,768
Unrealized gain on accounting for derivative instruments, net of tax provision of $4							7	7
Subtotal comprehensive income								3,775
Purchase of treasury stock				531	(7,470)			(7,470)
Dividends paid						(3,971)		(3,971)
Stock-based compensation	147	1	1,081					1,082
Issuance of stock for employee stock purchase plan	9	--	87					87
Exercise of stock options	538	6	1,667					1,673
Tax benefit from exercise of stock options			2,570					2,570
Balance October 28, 2006	20,458	$205	$84,914	3,818	$(24,424)	$82,060	$--	$142,755

See accompanying notes

BOOKS-A-MILLION, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005
Cash Flows from Operating Activities:
Net income	$3,768	$1,888
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,401	11,925
Stock-based compensation	1,082	287
Loss on impairment of assets	--	210
Excess tax benefit from exercise of stock options	(2,570)	(391)
(Gain)/loss on disposal of property	(12)	1
Change in deferred income taxes	(1,592)	(3,161)
(Increase)/decrease in inventories	(24,198)	(16,579)
Increase in accounts payable	11,126	2,835
Changes in certain other assets and liabilities	(3,215)	(4,184)
Total adjustments	(8,978)	(9,057)
Net cash used in operating activities	(5,210)	(7,169)

Cash Flows from Investing Activities:
Capital expenditures	(11,628)	(9,521)
Proceeds from sale of equipment	15	8
Net cash used in investing activities	(11,613)	(9,513)

Cash Flows from Financing Activities:
Borrowings under credit facilities	1,050	146,650
Payments under credit facilities	(1,050)	(139,410)
Purchase of treasury stock	(7,470)	(2,711)
Proceeds from exercise of stock options and employee stock purchase plan, net	1,760	2,719
Excess tax benefit from exercise of stock options	2,570	391
Payment of dividends	(3,971)	(2,446)
Net cash (used in) provided by financing activities	(7,111)	5,193

Net decrease in cash and cash equivalents	(23,934)	(11,489)
Cash and cash equivalents at beginning of period	37,519	16,559
Cash and cash equivalents at end of period	$13,585	$5,070

Supplemental Disclosures of Cash Flow Information:
Cash paid during the thirty-nine week period for:
Interest	$532	$1,206
Income taxes, net of refunds	$7,120	$6,387

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

Our pre-tax compensation cost for stock-based employee compensation was $1,082,000 ($668,000 net of taxes) and $287,000 ($177,000 net of taxes) for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. As a result of the adoption of SFAS No. 123(R), our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

	Thirteen Weeks Ended October 28, 2006	Thirty-Nine Weeks Ended October 28, 2006

Income from continuing operations before income taxes	$148,000	$443,000
Income from continuing operations	$92,000	$274,000
Net income	$92,000	$274,000
Basic and diluted net earnings per common share	$0.01	$0.02

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the thirteen and thirty-nine weeks ended October 28, 2006, $435,000 and $2,570,000 of such excess tax benefits were classified as financing cash flows, respectively.

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

	Thirty-Nine Weeks Ended October 28, 2006
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of period	814	$3.77
Options granted	-	-
Options exercised	(538)	$3.11
Options forfeited	(2)	$5.67
Options outstanding at end of period	274	$5.07
Options exercisable at end of period	199	$4.56

The total intrinsic value of stock options exercised during the thirty-nine weeks ended October 28, 2006 was $6,828,000.

The following table summarizes information about stock options granted pursuant to the Stock Option Plan that are outstanding and exercisable under the Stock Option Plan at October 28, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
	Options	Average		Options	Average
	Outstanding at	Remaining	Weighted	Exercisable at	Remaining	Weighted
Range of	at October 28,	Contractual	Average	October 28,	Exercisable	Average
Exercise Price	2006	Life (Years)	Exercise Price	2006	Life (Years)	Exercise Price
$1.69-$2.37	52	6.19	$2.34	52	6.19	$2.34
$2.68-$5.85	72	5.45	$3.07	69	5.39	$2.99
$6.13-$9.62	150	7.39	$6.98	78	7.52	$7.44
	274	6.66	$5.07	199	6.43	$4.56

The aggregate intrinsic values of outstanding options and exercisable options under the Stock Option Plan at October 28, 2006 were $4,025,000 and $3,025,000, respectively.

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

Restricted Stock Table

A combined summary of the status of restricted stock grants to employees and directors under the 2005 Incentive Award Plan and the Executive Incentive Plan is as follows (shares in thousands):

		Thirty-Nine Weeks Ended October 28, 2006

	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period (0 vested; 126 unvested)	126	$ 8.44
Shares granted	180	$12.03
Shares vested	-	-
Shares forfeited	(33)	$10.64
Shares at end of period (0 vested; 273 unvested)	273	$10.54

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other Information

As of October 28, 2006, we have $2,826,000 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over the following fiscal years:

Fiscal Year	Stock-based Compensation Expense
2007	$ 579,000
2008	$1,093,000
2009	$ 719,000
2010	$ 251,000
2011	$ 184,000
Total	$2,826,000

We received cash from options exercised during the first thirty-nine weeks of fiscal years 2007 and 2006 of $1,673,000 and $2,636,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The number of shares of common stock currently reserved under the 2005 Plan for stock-based compensation programs as of October 28, 2006 is 353,000 shares.

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

	For the Thirteen Weeks Ended
	(in thousands)
	October 28, 2006	October 29, 2005
Weighted average shares outstanding:
Basic	16,312	16,364
Dilutive effect of stock options and restricted stock outstanding	--	--
Diluted	16,312	16,364

	For the Thirty-Nine Weeks Ended
	(in thousands)
	October 28, 2006	October 29, 2005
Weighted average shares outstanding:
Basic	16,346	16,227
Dilutive effect of stock options and restricted stock outstanding	480	602
Diluted	16,826	16,829

Options outstanding to purchase 0 and 24,500 shares of common stock as of October 28, 2006 and October 29, 2005, respectively, were not included in the table above as they were anti-dilutive under the treasury stock method.

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

The Company purchases a substantial portion of its magazines as well as certain of its seasonal music from Anderson Media Corporation ("Anderson Media"), an affiliate through common ownership. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, purchases of these items from Anderson Media totaled $18,054,000 and $25,425,000, respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. ("Anderson Press"), an affiliate through common ownership. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, such purchases from Anderson Press totaled $1,103,000 and $1,162,000, respectively. The Company purchases certain of its gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the thirty-nine weeks ended October 28, 2006 and October 29, 2005 were $303,000 and $156,000, respectively. The Company purchases certain magazine subscriptions from Magazines.com, an affiliate through common ownership. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, purchases of these items were $34,000 and $44,000, respectively. The Company purchases content for publication from Publication Marketing Corporation, an affiliate through common ownership. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, purchases of these items were $53,000 and $53,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate through common ownership. The total paid to Anco Far East was $1,884,000 and $1,768,000 during the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $132,000 and $124,000 during the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.

The Company sold books to Anderson Media in the amounts of $838,000 and $239,000 during the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, the Company provided $0 and $7,000, respectively, of internet services to Magazines.com. The Company provided internet services to American Promotional Events, an affiliate through common ownership, of $61,000 and $69,000 during the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, a former member of the Board of Directors. The Company leases the building on a month-to-month basis. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, the Company paid rent of $103,000 in each period to the trust under this lease. Anderson & Anderson LLC ("A&A"), an affiliate through common ownership, also leases three buildings to the Company on a month-to-month basis. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, the Company paid A&A a total of $336,000 and $333,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $0 at October 28, 2006. The Company subleases certain property to Hibbett Sporting Goods, Inc. ("Hibbett"), a sporting goods retailer in the southeastern United States. The Company's Executive Chairman, Clyde B. Anderson, is a member of Hibbett's board of directors. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, the Company received $143,000 and $157,000 in rent payments from Hibbett.

The Company shares ownership of a plane, which the Company uses in the operation of its business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all of the variable cost, and a portion of the fixed cost of the plane. The total amounts received from affiliated companies for use of the plane during the thirty-nine weeks ended October 28, 2006 and October 29, 2005, was $284,000 and $238,000, respectively. The Company also occasionally rents a plane from A&A as well. The amounts paid to A&A for plane rental were $9,000 and $35,000 for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.

.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	Derivative and Hedging Activities

The Company is subject to interest rate fluctuations involving its credit facilities and debt related to an industrial development revenue bond (the “Bond”). However, the Company has used fixed interest rate hedges in the past to manage a portion of this exposure. The Company entered into a $7.5 million interest rate swap in May 1996 that expired on June 7, 2006 and effectively fixed the interest rate on the Bond during that period at 8.73% (the “Bond Hedge”). The Company did not replace the Bond Hedge when it expired.

Prior to its expiration, the Bond Hedge was reported as a liability in the accompanying condensed consolidated balance sheets at a fair value of $0 and $61,000 as of October 28, 2006 and January 28, 2006, respectively. For the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively, adjustment gains of $0 (net of tax provision of $0) and $21,000 (net of tax provision of $12,000), and in the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively, adjustment gains of $7,000 (net of tax provision of $4,000) and $130,000 (net of tax provision of $85,000) were recorded as unrealized gains in accumulated other comprehensive income (loss) and are detailed in Note 5.

5.	Comprehensive Income (Loss)

Comprehensive income (loss) is net income plus certain other items that are recorded directly to stockholders’ equity. The only such items currently applicable to the Company are the unrealized gains on the hedges explained in Note 4, as follows:

Comprehensive Income (Loss)	Thirteen Weeks Ended (in thousands)		Thirty-Nine Weeks Ended (in thousands)
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net Income (Loss)	$(201)	$(873)	$3,768	$1,888
Unrealized gains on hedges, net of deferred tax provision for the thirteen-week periods of $0 and $12, respectively, and the thirty-nine week periods of $4 and $84, respectively.	-	21	7	131
Total comprehensive income (loss)	$(201)	$(852)	$3,775	$2,019

6.	Commitments and Contingencies

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

The nature and terms of these indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, the Company’s maximum liability under such indemnities is not explicitly stated, and, therefore, the overall maximum amount of the Company’s obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

obligations on the Company’s balance sheet at October 28, 2006 and January 28, 2006 as such liabilities are considered de minimis.

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

7.	Inventories

Inventory balances at October 28, 2006 and January 28, 2006 were (in thousands):

	October 28, 2006	January 28, 2006
Inventories (at FIFO)	$230,846	$206,314
LIFO Reserve	(1,859)	(1,525)
Net inventories	$228,987	$204,789

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Business Segments

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

Segment Information (in thousands)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Net Sales	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Retail Trade	$108,872	105,434	340,627	336,554
Electronic Commerce Trade	6,155	6,807	18,503	19,987
Intersegment Sales Elimination	(4,335)	(4,603)	(13,482)	(14,583)
Net Sales	$110,692	107,638	345,648	341,958

Operating Income (Loss)
Retail Trade	$(672)	(1,398)	5,757	3,862
Electronic Commerce Trade	454	478	1,077	650
Intersegment Elimination of Certain Costs	(84)	(86)	(415)	(188)
Total Operating Income (Loss)	$(302)	(1,006)	6,419	4,324
			As of October 29, 2006	As of January 28, 2006

Assets
Retail Trade			$312,285	$310,447
Electronic Commerce Trade			766	1,286
Intersegment Asset Elimination			(4)	(74)
Total Assets			$313,047	$311,659

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	Recent Accounting Pronouncements

In February 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It will also allow an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all instruments acquired, issued or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

In June 2006 FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of the adoption of FIN 48 on its financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 was issued to provide increased consistency and comparability in fair value measurements. Specifically, SFAS No. 157 creates a significant definition of fair value emphasizing fair value as a market-based measurement. The Company is required to adopt SFAS No. 157 as of the beginning of its fiscal year that begins after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in which the Staff provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality.  The Company will adopt SAB 108 as of January 31, 2007, as required. The cumulative effect, if any, of applying the provisions of SAB 108 will be reported as an adjustment to retained earnings. The adoption of SAB 108 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	Debt

The Company’s current credit facility allows for unsecured borrowing up to $100 million. In July 2006, the Company amended and extended its credit facility to provide for better pricing terms and an extension of the maturity date to July 1, 2011.

In August 2006, the Company obtained two amendments to its credit agreement. These were the fourth and fifth amendments, respectively. The fourth amendment increased the limit on unsecured indebtness, exclusive of the credit facility. The fifth amendment revised certain debt covenants and allowed the Company to purchase an increased amount of its own stock.

The Company also has $7.2 million of outstanding borrowings under loans made pursuant to an industrial development revenue bond (the “Bond”), which is secured by certain property. The Bond has a maturity date of December 1, 2019 with a purchase provision obligating the Company to repurchase the Bond on May 30, 2007, unless extended by the bondholder. As of December 5, 2006 the Company has obtained a commitment letter from a bank to purchase the Bond from the existing bondholder , and it is expected that the new bondholder will extend the date of the Company’s purchase obligation of the Bond until July 1, 2011.

11.	Discontinued Operations

Discontinued operations represent the fiscal 2007 closure of one retail store in a Georgia market and the fiscal 2006 closure of two retail stores in markets located in Tennessee and West Virginia where the Company does not expect another of its existing stores to absorb the closed stores’ customers. For the thirteen week periods ended October 28, 2006 and October 29, 2005, these stores had net sales of $0 and $351,000, respectively, and pretax operating losses of $12,000 and $31,000, respectively. Store closing costs were $0 for the thirteen weeks ended October 28, 2006 and October 29, 2005.. For the thirty-nine week periods ended October 28, 2006 and October 29, 2005, these stores had net sales of $139,000 and $1.2 million, respectively, and pretax operating losses of $89,000 and $86,000, respectively. Also included in the loss on discontinued operations are store closing costs of $9,000 and $20,000 for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. Expenses relating to store closings when the store is not classified as a discontinued operation are reported in operating, selling and administrative expenses. If the store is closed and another store is in the same market and the cash flows are expected to be materially recovered, the store is not considered a discontinued operation.

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

13.	Insurance Gain

For the thirteen weeks ended October 28, 2006 and October 29, 2005, the Company recognized insurance gains of $86,000 and $770,000, net of taxes, related to insurance recoveries for hurricane damage suffered at certain stores in the third quarter of fiscal 2005 and fiscal 2006. The insurance recovery amounts were finalized with the insurance company during the third quarter of fiscal 2006 (for stores damaged by hurricanes in fiscal 2005) and 2007 (for stores damaged by hurricanes in fiscal 2006), and therefore the gains were recorded in the respective periods.

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

General

We were founded in 1917 and currently operate 208 retail bookstores, including 178 superstores, concentrated in the southeastern United States.

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

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	26.3%	26.2%	28.0%	27.4%
Operating, selling and administrative expenses	23.6%	24.6%	23.1%	23.0%
Gain on insurance recovery	0.1%	1.1%	0.0%	0.4%
Depreciation and amortization	3.1%	3.6%	3.0%	3.5%
Operating income (loss)	(0.3)%	(0.9)%	1.9%	1.3%
Interest expense, net	0.0%	0.4%	0.1%	0.4%
Income (loss) from continuing operations before income taxes	(0.3)%	(1.3)%	1.8%	0.9%
Income tax provision (benefit)	(0.1)%	(0.5)%	0.7%	0.3%
Income (loss) from continuing operations	(0.2)%	(0.8)%	1.1%	0.6%
Net income (loss)	(0.2)%	(0.8)%	1.1%	0.6%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table sets forth net sales data for the thirteen weeks and the thirty-nine weeks ended October 28, 2006 and October 29, 2005:

Segment Information (in thousands)

Net Sales	Thirteen Weeks Ended				Thirty-Nine Weeks Ended

	October 28, 2006	October 29, 2005	$ Change	% Change	October 28, 2006	October 29, 2005	$ Change	% Change
Retail Trade	$108,872	$105,434	$3,438	3.3%	$340,627	$336,554	$4,073	1.2%
Electronic Commerce Trade	6,155	6,807	(652)	(9.6%)	18,503	19,987	(1,484)	(7.4%)
Intersegment Sales Elimination	(4,335)	(4,603)	268	5.8%	(13,482)	(14,583)	1,101	7.5%
Net Sales	$110,692	$107,638	3,054	2.8%	$345,648	$341,958	$3,690	1.1%

For the thirteen weeks ended October 28, 2006, the 3.3% increase in net sales for the retail trade segment was primarily due to higher comparable store sales this year. Comparable store sales in the thirteen weeks ended October 28, 2006 increased 2.3% when compared with the same thirteen week period for the prior year. For the thirty-nine weeks ended October 28, 2006, the increase in net sales for the retail trade segment was primarily due to new stores opened during fiscal 2007. Comparable store sales increased 0.2% for the thirty-nine weeks ended October 28, 2006 when compared with the same thirty-nine week period for the prior year. The increase in comparable store sales for the thirteen and thirty-nine week periods was primarily due to higher sales in the book department. The book sales increase was driven by strong sales in categories such as Political, Adventure, Pets and Inspirational. The decrease in net sales for the electronic commerce segment for the thirteen-week period was primarily due to lower business-to-business sales volume. The decrease in net sales for the electronic commerce segment for the thirty-nine week period was primarily due to sales of Harry Potter and the Half Blood Prince during fiscal 2006, which were not replaced in fiscal 2007. .

Gross profit increased $1.0 million, or 3.6%, to $29.1 million in the thirteen weeks ended October 28, 2006 when compared with $28.1 million in the same thirteen week period for the prior year. For the thirty-nine weeks ended October 28, 2006, gross profit increased $3.0 million, or 3.2%, to $96.6 million from $93.6 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended October 28, 2006 was 26.3% versus 26.2% in the same period last year. Gross profit as a percentage of sales for the thirty-nine weeks ended October 28, 2006 was 28.0% versus 27.4% in the same period last year. The increase in gross profit as a percentage of net sales for the thirty-nine week period was primarily due to fewer promotional markdowns, including promotional markdowns related to sales of Harry Potter and the Half Blood Prince, in the thirty-nine week period versus the corresponding periods for the previous year.

Operating, selling and administrative expenses were $26.2 million in the thirteen-week period ended October 28, 2006 compared to $26.4 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended October 28, 2006 decreased to 23.6 % from 24.6% in the same period last year. The decrease in operating, selling and administrative expenses stated as a percentage of net sales for the thirteen-week period was primarily due to sales leverage from increased comparable store sales, as well as lower costs incurred for professional fees associated with Sarbanes-Oxley compliance work in the current year. For the thirty-nine weeks ended October 28, 2006, operating, selling and administrative expenses were $80.0 million compared to $78.7 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirty-nine weeks ended October 28, 2006 increased slightly to 23.1% from 23.0% in the same period last year. The increase in operating, selling and administrative expenses for the thirty-nine week period was primarily due to increased expense related to higher stock-based compensation expense partially offset by lower costs incurred for professional fees associated with Sarbanes-Oxley compliance work in the current year.

Depreciation and amortization decreased 12.8% to $3.4 million in the thirteen week period ended October 28, 2006, compared to $3.9 million in the same period last year. In the thirty-nine week period ended October 28, 2006, depreciation and amortization decreased 12.6% to $10.4 million from $11.9 million in the same period last year. The decrease in depreciation and amortization expense was due to the impact of certain assets becoming fully depreciated during the prior year. The higher capital expenditures in previous years was due to more new store openings and a more aggressive remodel program in the prior years.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table sets forth operating income data for the thirteen weeks and the thirty-nine weeks ended October 28, 2006 and October 29, 2005:

Operating Income (Loss)	Thirteen Weeks Ended				Twenty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	$ Change	% Change	October 28, 2006	October 29, 2005	$ Change	% Change
Retail Trade	$(672)	$(1,398)	$726	51.9%	$5,757	$3,862	$1,895	49.1%
Electronic Commerce Trade	454	478	(24)	(5.0%)	1,077	650	427	65.7%
Intersegment Elimination of Certain Costs	(84)	(86)	2	2.3%	(415)	(188)	(227)	(120.7%)
Total Operating Income	$(302)	$(1,006)	$704	70.0%	$6,419	$4,324	$2,095	48.5%

The improvement in operating results for the retail trade segment for the thirteen week period was due to higher net sales coupled with slightly better margins and lower operating expenses and depreciation. This improvement was partially offset by higher insurance gains in the prior year period. The slight decline in operating results for the electronic commerce segment for the thirteen week period was due to lower net sales which were partially offset by lower costs incurred for shipping and warehouse handling.

The improvement in operating results for the retail trade segment for the thirty-nine week period was partially due to improved gross profit as a percentage of sales due to lower discounts versus last year, which included the discounts related to sales of Harry Potter and the Half Blood Prince, as well as to lower depreciation expense due to capital expenditures made in prior years becoming fully depreciated in the current period. Even though net sales for the electronic commerce segment for the thirty-nine week period ended October 28, 2006 decreased slightly, operating income for the electronic commerce segment increased compared with the same period last year primarily due to lower costs incurred for shipping and warehouse handling.

Interest expense was $64,000 in the thirteen weeks ended October 28, 2006 versus $0.4 million in the same period last year and $0.2 million in the thirty-nine weeks ended October 28, 2006 versus $1.2 million in the same period last year. The decrease was primarily due to lower average debt balances compared with the prior year.

Discontinued operations represent the fiscal 2007 closure of one retail store in a Georgia market and the fiscal 2006 closure of two retail stores in markets located in Tennessee and West Virginia where the Company does not expect another of its existing stores to absorb the closed stores’ customers. For the thirteen-week periods ended October 28, 2006 and October 29, 2005, these stores had net sales of $0 and $351,000, respectively, and pretax operating losses of $12,000 and $31,000, respectively. Store closing costs were $0 for the thirteen weeks ended October 28, 2006 and October 29, 2005. For the thirty-nine week periods ended October 28, 2006 and October 29, 2005, these stores had net sales of $139,000 and $1.2 million, respectively, and pretax operating losses of $89,000 and $86,000, respectively. Also included in the loss on discontinued operations are store closing costs of $9,000 and $20,000 for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. Expenses relating to store closings when the store is not classified as a discontinued operation are reported in operating, selling and administrative expenses. If the store is closed and another store is in the same market and the cash flows are expected to be materially recovered, the store is not considered a discontinued operation.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. The Company has an unsecured revolving credit facility that allows borrowings up to $100 million, for which no principal repayments are due until the facility expires in July 2011. The credit facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. The Company is in compliance with all of the covenants, including attaining the minimum fixed charge coverage ratio, as of October 28, 2006. As of October 28, 2006 and January 28, 2006, there was no outstanding debt under this credit facility. The maximum and average outstanding balances during the thirteen weeks ended October 28, 2006 were $1.1 million and $53,000, respectively, compared to $18.5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

million and $11.2 million, respectively for the same period in the prior year. The maximum and average outstanding balances during the thirty-nine weeks ended October 28, 2006 were $1.7 million and $25,000, respectively, compared to $23.7 million and $11.7 million, respectively for the same period in the prior year. The decrease in the maximum and average outstanding balances from the prior year was due to the pay down of debt during fiscal 2006 with cash provided by operating activities.

Additionally, as of October 28, 2006 and January 28, 2006, the Company has $7.2 million in aggregate outstanding borrowings under the Bond which is a variable rate industrial revenue bond secured by certain property. The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond on May 30, 2007, unless extended by the bondholder. Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date not more than five years from the renewal date. As of December 5, 2006 the Company has obtained a commitment letter from a bank to purchase the Bond from the existing bondholder, and it is expected that the new bondholder will extend the date of the Company’s purchase obligation of the Bond until July 1, 2011.

Financial Position

Inventory balances were $229.0 million as of October 28, 2006 compared to $204.8 million as of January 28, 2006. The inventory increase was due to seasonal fluctuations in inventory. Inventory levels generally are lowest at the end of the fiscal year due to large post holiday returns to vendors. Accrued expenses were $40.4 million as of October 28, 2006 compared to $45.5 million as of January 28, 2006. Accrued expenses decreased primarily due to payment of fiscal 2006 management bonuses in the first quarter of fiscal 2007, redemption of gift cards sold to customers during the fourth quarter and lower capital expenditure accruals.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at October 28, 2006 (in thousands):

Payments Due Under Contractual Obligations
	Total	FY 2007	FY 2008	FY 2009	FY 2010	FY 2011	Thereafter
Long-term debt-revolving credit facility	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Long-term debt -industrial revenue bond	7,200	-	7,200	-	-	-	-
Subtotal of debt	$ 7,200	-	7,200	-	-	-	-
Operating leases	140,696	8,410	30,770	25,413	19,995	16,275	39,833
Total of obligations	$ 147,896	$ 8,410	$ 37,970	$ 25,413	$ 19,995	$ 16,275	$ 39,833

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

The nature and terms of these indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, the Company’s maximum liability under such indemnities is not explicitly stated, and, therefore, the overall maximum amount of the Company’s obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

obligations on the Company’s balance sheet at October 28, 2006 and January 28, 2006 as such liabilities are considered de minimis.

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

Cash Flows

Operating activities used cash of $5.2 million and $7.2 million in the thirty-nine week periods ended October 28, 2006 and October 29, 2005, respectively, and included the following effects:

•

Cash used for inventories in the thirty-nine week periods ended October 28, 2006 and October 29, 2005 was $24.2 million and $16.6 million, respectively. Cash used for inventories for the thirty-nine week periods were due to normal seasonal fluctuations in inventory levels. The increased use of cash for inventories from the prior year was due to the opening of seven new stores during fiscal 2007.

•

Cash provided by accounts payable in the thirty-nine week periods ended October 28, 2006 and October 29, 2005 was $11.1 million and $2.8 million, respectively. The change versus the prior year was due to the timing of payments for merchandise purchases from vendors.

•

Depreciation and amortization expenses were $10.4 million and $11.9 million, respectively in the thirty-nine week periods ended October 28, 2006 and October 29, 2005. The decrease in depreciation and amortization expense was due to the impact of certain assets becoming fully depreciated during the prior year.

Cash flows used in investing activities reflected a $11.6 million and $9.5 million net use of cash for the thirty-nine week periods ended October 28, 2006 and October 29, 2005, respectively. Cash was used primarily to fund capital expenditures for new stores, store relocations, renovation and improvements to existing stores, and investments in management information systems.

Cash flows provided by (used in) financing activities were $(7.1) million and $5.2 million in the thirty-nine week periods ended October 28, 2006 and October 29, 2005, respectively. Financing activities used cash in fiscal 2007 primarily to purchase the Company’s common stock ($7.5 million) and for dividend payments ($4.0 million), partially offset by proceeds from option exercises ($1.8 million) and related tax benefits ($2.6 million). Financing activities provided cash in fiscal 2006 from net borrowings under credit facilities ($7.2 million), proceeds from option exercises ($2.7 million) and related tax benefits ($0.4 million) partially offset by purchases of the Company’s common stock ($2.7 million) and for dividend payments ($2.4 million).

Outlook

During the thirty-nine weeks ended October 28, 2006, the Company opened seven stores, relocated two stores, remodeled five stores and closed four stores. During the remainder of fiscal 2007, the Company expects to open two stores, complete remodels on approximately one to two stores and close two to three stores. The Company’s capital expenditures totaled $11.6 million in the thirty-nine week period ended October 28, 2006. Management estimates that capital expenditures for the remainder of fiscal 2007 will be approximately $8.3 million, and that such amounts will be used primarily for opening new stores, relocating existing stores, renovating and improving existing stores, upgrading and expanding warehouse distribution facilities, and investing in management information systems. Management believes that existing cash on hand and net cash from operating activities, together with borrowings under the Company’s credit facilities, will be adequate to finance the Company’s planned capital expenditures and to meet the Company’s working capital requirements for the remainder of fiscal 2007.

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

The Company purchases a substantial portion of its magazines as well as certain of its seasonal music from Anderson Media Corporation ("Anderson Media"), an affiliate through common ownership. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, purchases of these items from Anderson Media totaled $18,054,000 and $25,425,000, respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. ("Anderson Press"), an affiliate through common ownership. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, such purchases from Anderson Press totaled $1,103,000 and $1,162,000, respectively. The Company purchases certain of its gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the thirty-nine weeks ended October 28, 2006 and October 29, 2005 were $303,000 and $156,000, respectively. The Company purchases certain magazine subscriptions from Magazines.com, an affiliate through common ownership. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, purchases of these items were $34,000 and $44,000, respectively. The Company purchases content for publication from Publication Marketing Corporation, an affiliate through common ownership. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, purchases of these items were $53,000 and $53,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate through common ownership. The total paid to Anco Far East was $1,884,000 and $1,768,000 during the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $132,000 and $124,000 during the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.

The Company sold books to Anderson Media in the amounts of $838,000 and $239,000 during the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, the Company provided $0 and $7,000, respectively, of internet services to Magazines.com. The Company provided internet services to American Promotional Events, an affiliate through common ownership, of $61,000 and $69,000 during the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, a former member of the Board of Directors. The Company leases the building on a month-to-month basis. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, the Company paid rent of $103,000 in each period to the trust under this lease. Anderson & Anderson LLC ("A&A"), an affiliate through common ownership, also leases three buildings to the Company on a month-to-month basis. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, the Company paid A&A a total of $336,000 and $333,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $0 at October 28, 2006. The Company subleases certain property to Hibbett Sporting Goods, Inc. ("Hibbett"), a sporting goods retailer in the southeastern United States. The Company's Executive Chairman, Clyde B. Anderson, is a member of Hibbett's board of directors. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, the Company received $143,000 and $157,000 in rent payments from Hibbett.

The Company shares ownership of a plane, which the Company uses in the operation of its business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all of the variable cost, and a portion of the fixed cost of the plane. The total amounts received from affiliated companies for use of the plane during the thirty-nine weeks ended October 28, 2006 and October 29, 2005, was $284,000 and $238,000, respectively. The Company also occasionally rents a plane from A&A as well. The amounts paid to A&A for plane rental were $9,000 and $35,000 for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate fluctuations involving its credit facilities and debt related to the Bond. In prior periods, the Company used fixed interest rate hedges to manage this exposure. The Company entered into a $7.5 million interest rate swap in May 1996 that expired on June 7, 2006 and effectively fixed the interest rate on the Bond during that period at 8.73% (the “Bond Hedge”). The Company did not replace the Bond Hedge when it expired.

To illustrate the sensitivity of the results of operations to changes in interest rates on its debt, the Company estimates that a 66% increase in LIBOR rates would have increased interest expense by approximately $64,000 for the thirteen weeks ended October 28, 2006 due to average debt of $7,253,000. The average debt under the credit agreement was $53,000. The average debt under the Bond was $7.2 million. Likewise, a 66% decrease in LIBOR rates would have decreased interest expense by $64,000 for the thirteen weeks ended October 28, 2006. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

On June 8, 2006, the Board approved a new stock repurchase program (the “2006 Repurchase Program”) to replace the 2004 Repurchase Program. Pursuant to the 2006 Repurchase Program, the Company is authorized to purchase up to $10 million of its common stock. On August 23, 2006, the Board amended the 2006 Repurchase Program to authorize the repurchase of up to an additional $25 million of shares of the Company’s common stock. The following table shows common stock repurchases under the 2006 Repurchase Program during the thirteen weeks ended October 28, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program at End of Period
July 30, 2006 through September 1, 2006	16,290	$15.24	16,290	$30,564,297
September 2, 2006 through October 6, 2006	--	--	--	$30,564,297
October 7, 2006 through October 28, 2006	--	--	--	$30,564,297
Total	16,290	$15.24	16,290	$30,564,297

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

Exhibit 10.1 Fourth Amendment to Credit Agreement among Books-A-Million and Bank of America N.A., Sun Trust Bank N. A., Wells Fargo Bank,N.A., SouthTrust Bank N. A. and AmSouth Bank N.A. (Exhibit 10 to Form 8-K dated August 9, 2006).

Exhibit 10.2 Fifth Amendment to Credit Agreement among Books-A-Million and Bank of America N.A., Sun Trust Bank N. A., Wells Fargo Bank,N.A., SouthTrust Bank N. A. and AmSouth Bank N.A. (Exhibit 10 to Form 8-K dated September 6, 2006).

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

BOOKS-A-MILLION, INC.

Date: December 7, 2006	by:/s/ Clyde B. Anderson

Clyde B. Anderson

Executive Chairman of the Board

Date: December 7, 2006	by:/s/ Sandra B. Cochran

Sandra B. Cochran

President and Chief Executive Officer

Date: December 7, 2006	by:/s/ Douglas G. Markham

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

Date: December 7, 2006

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

Date: December 7, 2006

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

Date: December 7, 2006

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

Chief Financial Officer

Exhibit 32.1

Certification of Executive Chairman of the Board

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the “Company”) hereby certifies, to the best of such officer’s knowledge, that:

(i)   the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended October 28, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 7, 2006	/s/ Clyde B. Anderson
Clyde B. Anderson
Executive Chairman of the Board

Exhibit 32.2

Certification of President and Chief Executive Officer

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the “Company”) hereby certifies, to the best of such officer’s knowledge, that:

(i)   the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended October 28, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 7, 2006	/s/ Sandra B. Cochran
Sandra B. Cochran
President and Chief Executive Officer

Exhibit 32.3

Certification of Chief Financial Officer

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the “Company”) hereby certifies, to the best of such officer’s knowledge, that:

(i)   the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended October 28, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 7, 2006	/s/ Douglas G. Markham
Douglas G. Markham
Chief Financial Officer