Form 10-K
period 2007-02-03
BOOKS A MILLION INC
filed 2007-04-19
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

OR

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from	to

Commission File No. 0-20664

BOOKS-A-MILLION, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	63-0798460
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

402 Industrial Lane
Birmingham, Alabama	35211
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(205) 942-3737

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of

July 28, 2006 (based on the closing sale price as reported on the NASDAQ National Market on such date), was $119,846,926.

The number of shares outstanding of the Registrant's Common Stock as of March 30, 2007 was 16,638,477.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended February 3, 2007 are incorporated by reference into Parts I and II of this report.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2007 are incorporated by reference into Part III of this report.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

10-K INDEX

Signatures
Certifications

PART I

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause the actual results, performance or, achievements of Books-A-Million, Inc. the “Company,” or the results of its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company’s specific market areas; inflation; economic conditions in general and in the Company’s specific market areas; the number of store openings and closings; the profitability of certain product lines, capital expenditures and future liquidity; liability and other claims asserted against the Company; uncertainties related to the Internet and the Company’s Internet initiative; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1. BUSINESS

General

Books-A-Million, Inc. is a leading book retailer in the southeastern United States. The Company was founded in 1917 and operates both superstores and traditional bookstores. Superstores, the first of which was opened in 1987, range in size from 8,000 to 36,000 square feet and operate under the names "Books-A-Million" and “Books and Co.” Traditional bookstores are smaller stores operated under the names “Bookland,” and “Books-A-Million”. These stores range in size from 2,000 to 7,000 square feet and are located primarily in enclosed malls. All store formats generally offer an extensive selection of best sellers and other hardcover and paperback books, magazines, and newspapers. In addition to the retail store formats, we offer our products over the Internet at Booksamillion.com.

We were founded in 1917, originally incorporated under the laws of the State of Alabama in 1964 and reincorporated in Delaware in September 1992. Our principal executive offices are located at 402 Industrial Lane, Birmingham, Alabama 35211, and our telephone number is (205) 942-3737. Unless the context otherwise requires, references to “we,” “our” or “the Company” include our wholly owned subsidiaries, American Wholesale Book Company, Inc. ("American Wholesale"), American Internet Service, Inc. (“AIS”) and Books-A-Million Card Services, Inc. (“Card Services”).

Our periodic and current reports filed with the SEC are made available on our website at www.booksamillioninc.com as soon as reasonably practicable. Our corporate governance guidelines, code of conduct and key committee charters are also available on our website. These reports are available free of charge to stockholders upon written request. Such requests should be directed to Douglas G. Markham, our Chief Financial Officer. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E, Room 1850, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at http: //www.sec.gov.

Business Segments

We have two reportable segments: retail trade and electronic commerce trade. In the retail trade segment we are engaged in the retail trade of primarily book merchandise. The retail trade segment includes our distribution center operations which predominantly supplies merchandise to our retail stores. In the electronic commerce trade segment we transact business over the Internet primarily. This segment is managed separately due to divergent technology and marketing requirements. For additional information, see Note 8 “Business Segments” in the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the fiscal year ended February 3, 2007 incorporated herein by reference.

Retail Stores

We opened our first Books-A-Million superstore in 1987. We developed superstores to capitalize on the growing consumer demand for the convenience, selection and value associated with the superstore retailing format. Each superstore is designed to be a receptive and open environment conducive to browsing and reading and includes ample space for promotional events open to the public, including book autograph sessions and children's storytelling. We operated 179 superstores as of February 3, 2007.

Our superstores emphasize selection, value and customer service. Each of our superstores offers an extensive selection of best sellers and other hardcover and paperback books, magazines, local newspapers and gifts and dedicates space to bargain books that are sold at a discount from publishers' originally suggested retail prices. Each superstore has a service center staffed with associates who are knowledgeable about the store's merchandise and who are trained to answer customers' questions, assist customers in locating books within the store and place special orders. The majority of our superstores also include a Joe Muggs café, serving Joe Muggs coffee and assorted pastries. Our superstores are conveniently located on major, high-traffic roads and in enclosed malls or strip shopping centers with adequate parking, and generally operate for extended hours up to 11:00 pm local time.

Our traditional stores are tailored to the size, demographics and competitive conditions of the particular market area. Traditional stores are located primarily in enclosed malls and generally feature a wide selection of books, magazines and gift items. We had 27 traditional stores as of February 3, 2007.

Merchandising

We employ several value-oriented merchandising strategies. Books on our best-seller list, which is developed by us based on the sales and customer demand in our stores, are generally sold in the Company's superstores below publishers' suggested retail prices. In addition, customers can join the Millionaire's Club and save 10% on all purchases in any of our stores, including already discounted best-sellers. Our point-of-sale computer system provides data designed to enable us to anticipate consumer demand and customize store inventory selection to reflect local customer interest.

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

Internet Operations

Through our wholly owned subsidiary, AIS, we sell a broad range of products over the Internet under the names Booksamillion.com and Joemuggs.com. On Booksamillion.com we sell a wide selection of books, magazines and gift items similar to those sold in our Books-A-Million superstores. We also operate an online café under the name Joemuggs.com where we offer a wide selection of whole bean coffee, confections and related gift items for purchase over the Internet.

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

We purchase merchandise from over 1,500 vendors. We purchase the majority of our collectors' supplies from Anderson Press and substantially all of our magazines from Anderson Media, each of which is a related party (see “Certain Relationships & Related Transactions” on page16 of the Proxy). No one vendor accounted for over 13.0% of our overall merchandise purchases in the fiscal year ended February 3, 2007. In general, in excess of 80% of our inventory may be returned for credit, which substantially reduces our risk of inventory obsolescence.

Distribution Capabilities

American Wholesale receives a substantial portion of our inventory shipments, including substantially all of our books, at its two facilities located in Florence and Tuscumbia, Alabama. Orders from our bookstores are processed by computer and assembled for delivery to the stores on pre-determined weekly schedules. Substantially all deliveries of inventory from American Wholesale’s facilities are made by their dedicated transportation fleet. At the time deliveries are made to each of our stores, returns of slow moving or obsolete books are picked up and returned to the American Wholesale returns processing center. American Wholesale then returns these books to publishers for credit.

Competition

The retail bookstore industry is highly competitive and includes competitors that have substantially greater financial and other resources than we have. We compete directly with national bookstore chains, independent bookstores, booksellers on the Internet and certain mass merchandisers. Our largest competitors are Barnes and Noble, Inc. and Borders Group, Inc. In recent years, competing bookstore chains have been expanding their businesses, and certain leading regional and national chains have developed and opened superstores and Internet web sites. We also compete indirectly with retail specialty stores that offer books in a particular area of specialty. We believe that the key competitive factors in the retail book industry are convenience of location, selection, customer service and price.

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

Trademarks

“Books-A-Million,” “BAM!,” “Bookland,” “Books & Co.,” “Millionaire’s Club,” “Sweet Water Press,” “Thanks-A-Million,” “Big Fat Coloring Book,” “Up All Night Reader,” “Read & Save Rebate,” “Readables Accessories for Readers,” “Kids-A-Million,” “Teachers First,” “The Write-Price,” “Bambeanos,” “Book$mart,” “BAMM,” “BAMM.com,” “BOOKSAMILLION.com,” “Chillatte,” “Joe Muggs Newsstand,” “Page Pets,” “JOEMUGGS.com,” “Laser Line,” “FAITHPOINT.com,” “Joe Muggs,” “Anderson’s Bookland,” “Snow Joe,” “The Testaments Shoppe” and “NetCentral” are the primary registered trademarks of the Company. Management does not believe that these trademarks are materially important to the continuation of our operations.

Employees

As of fiscal year end, we employed approximately 3,000 full-time associates and 2,000 part-time associates. The number of part-time associates employed fluctuates based upon seasonal needs. None of our associates are covered by a collective bargaining agreement. We believe that relations with our associates are good.

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

Intense competition from traditional retail sources and the Internet may adversely affect our business.

The retail book business is highly competitive, and competition within the industry is fragmented. We face direct competition from other superstores, such as Barnes & Noble and Borders, and we also face competition from mass merchandisers, such as Wal-Mart and Costco, and online retailers such as Amazon, Barnes and Noble, Borders and Wal-Mart. Our bookstores also compete with specialty retail stores that offer books in particular subject areas, independent single store operators, variety discounters, drug stores, warehouse clubs, mail order clubs and other retailers offering books. In addition, our bookstores may face additional competition from the expanding market for electronic books and from other categories of retailers entering the retail book market.

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

Our business is highly seasonal.

Our business is highly seasonal with sales and earnings generally highest in the fourth quarter and lowest in the first quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter. During the fiscal year ended February 3, 2007, approximately 34% of our sales and approximately 79% of our operating income were generated in the fourth quarter. If we do not stock popular products in sufficient amounts or fail to have sources to timely restock popular products during the busy holiday period such that we fail to meet customer demand, it could significantly affect our revenue and earnings and our future growth. In addition, if we experience less than satisfactory net sales during the fourth quarter, we may not be able to sufficiently compensate for any losses which may be incurred during the first three quarters of the year.

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

We rely heavily upon our suppliers to provide us with new products as quickly as possible. The loss of any of our suppliers could reduce our product offerings, which could cause us to be at a competitive disadvantage. In addition, we depend upon the business terms we can obtain from suppliers, including competitive prices, unsold product return policies, new release title quantity allocations, advertising and market development allowances, freight charges and payment terms. Our failure to maintain favorable business terms with our suppliers could adversely affect our ability to offer products to consumers at competitive prices. To the extent that our suppliers rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions in the form of tariffs or quotas and currency fluctuations, could hurt our business.

Our vendor relationships subject us to a number of risks, and we heavily rely on one supplier for magazine purchases that is a related party.

Although we purchase merchandise from over 1,500 vendors and no one vendor accounted for more than 13% of our inventory purchases in the fiscal year ended February 3, 2007, we have significant vendors that are important to us. If our current vendors were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms. We have entered into and may, in the future, enter into various transactions and agreements with entities wholly or partially owned by certain stockholders or directors (including certain officers) of the Company. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable to us as could reasonably have been obtained at such time from third parties.

If we do not successfully optimize inventory and manage our distribution, our business could be harmed

If we do not successfully optimize our inventory and operate our distribution centers, it could significantly limit our ability to meet customer demand. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing, fulfillment, or distribution capacity. Additionally, if we open new stores in new geographic areas where we don’t currently have a presence, we may not be able to provide those stores with efficient distribution and fulfillment services which may impact our stores in those markets. We may be unable to adequately staff our fulfillment and customer service centers to meet customer demand. There can be no assurance that we will be able to operate our network effectively.

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

We also rely heavily on American Wholesale’s dedicated transportation fleet for deliveries of inventory. As a result, our ability to receive inbound inventory efficiently may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, acts of God and similar factors.

Any of the inventory risk factors set forth above may adversely affect our financial condition, operating results and cash flows.

Failure to retain key personnel

Our continued success depends to a significant extent upon the efforts and abilities of our senior management. The failure to retain our senior managers could have a material adverse effect on our business and our results of operations. We do not maintain “key man” life insurance on any of our senior managers.

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

Given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as acts of God, fires, tornadoes, hurricanes, floods, earthquakes, power losses, telecommunications failures, acts of war or terrorism, physical or electronic break-ins, and similar events or disruptions, and usage errors by our employees. If our systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations.

Our electronic commerce trade faces business risks, which include:

•	risks associated with a limited operating history;

•	competition from other Internet-based companies and traditional retailers;

•	risks associated with a failure to manage growth effectively;

•	risks of the Internet as a medium for commerce, including internet security risks;

•	risks associated with the need to keep pace with rapid technological change;

•	risks of system failure or inadequacy; and

•	risks associated with the maintenance of domain names.

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

A fundamental requirement for e-commerce is the secure storage and transmission of confidential information. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to prevent or mitigate such fraud or breaches may adversely affect our operating results.

We are subject to a number of risks related to payments we accept.

We accept payments by a variety of methods, including credit card, debit card, gift cards, direct debit from a customer’s bank account, physical bank check and cash. For certain payment transactions, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected. If one or more of these agreements are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our operating results. In addition, as we offer new payment options to our customers, we may be subject to additional regulations and compliance requirements and a greater risk of fraud.

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

We are involved in a number of legal proceedings. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial condition or results of operations. However, we can give no assurances that certain lawsuits either now or in the future will not materially affect our financial condition or results of operations.

Our stock price may be subject to volatility.

The trading price of our common stock may fluctuate in response to a number of events and factors, many of which are beyond our control, such as:

•	general economic conditions;

•	changes in interest rates;

•	conditions or trends in the retail book and electronic commerce trade industries;

•	fluctuations in the stock market in general;

•	quarterly variations in operating results;

•	new products, services, innovations, and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;

•	changes in financial estimates by us or securities analysts and recommendations by securities analysts;

•	changes in regulation;

•	changes in our capital structure, including issuance of additional debt or equity to the public;

•	corporate restructurings, including layoffs or closures of facilities;

•	changes in the valuation methodology of, or performance by, others in the retail book and electronic trade industries; and

•	transactions in our common stock by major investors, and analyst reports, news, and speculation.

Any of these events may cause our stock price to rise or fall and may adversely affect our financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

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

Our principal executive offices are located in a 20,550 square foot leased building located in Birmingham, Alabama. We also lease a 37,000 square foot building located in Irondale, Alabama for additional corporate office space. Both leases involve related parties (see “Certain Relationships & Related Transactions” on page 16 of the Proxy). The Birmingham, Alabama office space is leased month-to-month. The Irondale, Alabama office space is leased month-to-month. In addition, we lease approximately 4,025 square feet of office space in Nashville, Tennessee for the offices of NetCentral. The NetCentral space is leased month-to-month. We believe that the loss of any office space currently leased on a month-to-month basis would not have a material adverse effect on our business, financial condition or results of operations.

American Wholesale owns its wholesale distribution center located in an approximately 290,000 square foot facility in Florence, Alabama. During fiscal 1995 and 1996, we financed the acquisition and construction of the wholesale distribution facility through loans obtained from the proceeds of an industrial development revenue bond (the “Bond”). We also lease on a month to month basis, from a related party, a second 210,000 square foot warehouse facility located in Tuscumbia, Alabama. We believe that the failure to extend the lease for this warehouse facility currently leased on a month-to-month basis would not have a material adverse effect on our business, financial condition or results of operations. In addition we lease all of the tractors that pull the company-owned trailers, which comprise our transportation fleet.

ITEM 3. LEGAL PROCEEDINGS

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information under the heading “Market and Dividend Information” on page 35 of the Annual Report to Stockholders for the year ended February 3, 2007, is incorporated herein by reference.

Neither we nor any of our affiliates made any purchases of Books-A-Million, Inc. Common Stock during the fourth quarter of the fiscal year ended February 3, 2007. Approximately $30.6 million in share repurchase authorization remained as of February 3, 2007.

ITEM 6. SELECTED FINANCIAL DATA

The information under the heading "Selected Consolidated Financial Data" for the years ended February 1, 2003, through February 3, 2007 on page 3 of the Annual Report to Stockholders for the year ended February 3, 2007, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The information under the heading "Management's Discussion & Analysis of Financial Condition & Results of Operations" on pages 4 through 12 of the Annual Report to Stockholders for the year ended February 3, 2007, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate fluctuations involving our credit facilities. In prior periods, we used fixed interest rate hedges to manage this exposure. We entered into a $7.5 million interest rate swap in May 1996 that expired on June 7, 2006 and effectively fixed the interest rate on the Bond during that period at 8.73% (the “Bond Hedge”). We did not replace the Bond Hedge when it expired.

To illustrate the sensitivity of our results of operations to changes in interest rates on our debt, we estimate that a 66% increase in LIBOR rates would have increased interest expense by approximately $253,000 for the fiscal year ended February 3, 2007 due to average debt of $7,218,000. The average debt under our credit agreement and the Bond was $26,000 and $7.2 million, respectively, for the fiscal year ended February 3, 2007. Likewise, a 66% decrease in LIBOR rates would have decreased interest expense by $253,000 for the fiscal year ended February 3, 2007. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years.

The information in note 3 “Debt and Lines of Credit” in the Notes to Consolidated Financial Statements on page 23 of the Annual Report to Stockholders for the fiscal year ended February 3, 2007 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Registrant and its subsidiaries included in the Annual Report to Stockholders for the year ended February 3, 2007 are incorporated herein by reference:

Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006.

Consolidated Statements of Income for the Fiscal Years Ended February 3, 2007, January 28, 2006, and January 29, 2005.

Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended February 3, 2007, January 28, 2006, and January 29, 2005.

Consolidated Statements of Cash Flows for the Fiscal Years Ended February 3, 2007, January 28, 2006, and January 29, 2005.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firms

The information in footnote 13, Summary of Quarterly Results (Unaudited) on page 30 of the Annual Report to Stockholders for the Fiscal Years Ended February 3, 2007 and January 28, 2006 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

Upon the recommendation of the Audit Committee of our Board of Directors, Deloitte and Touche LLP (“Deloitte”) was dismissed as our independent auditor effective April 29, 2005. Deloitte served as our independent auditor for the fiscal years ended January 31, 2004 and January 29, 2005. The reports of Deloitte for those fiscal years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During those fiscal years and for the period from January 30, 2005 through April 29, 2005 there were no (A) disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to such disagreements in its reports provided to us; and (B) reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Effective April 29, 2005, our Audit Committee engaged Grant Thornton LLP to audit our financial statements for the fiscal year ending on January 28, 2006. Prior to the engagement of Grant Thornton LLP, neither we nor anyone on behalf of us had consulted with Grant Thornton LLP during our two most recent fiscal years and for the period from January 30, 2005 through April 29, 2005 in any matter regarding either: (A) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither was a written report nor oral advice provided to us that Grant Thornton LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (B) any matter which was the subject of either a disagreement or a reportable event, as each are defined in Item 304(a)(1)(iv) and (v) of Regulation S-K, respectively. Additionally, the Company's Audit Committee engaged Grant Thornton LLP to audit the Company's financial statements for the fiscal year ending on February 3, 2007.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material affect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements included in this report, has also audited management’s assessment of the effectiveness of our internal control over financial reporting and the effectiveness of our internal control over financial reporting as of the end of the period covered by this report as set forth under the caption “Report of Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting” on page 31 of the Annual Report to Stockholders for the year ended February 3, 2007 and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

There have been no other changes in our disclosure controls and procedures, or our internal control over financial reporting, during the fourth quarter of the fiscal year ended February 3, 2007 that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The sections under the heading “Proposal I-Election of Directors” titled “Nominees for Election - Term Expiring 2010,” “Incumbent Directors - Term Expiring 2008,” and “Incumbent Directors - Term Expiring 2009” on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2007, are incorporated herein by reference for information on the directors of the Registrant. The information under the heading “Information Concerning the Board of Directors” on pages 4 through 8 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2007 is incorporated herein by reference.

Executive Officers

All of our executive officers are elected annually by and serve at the discretion of the Board of Directors. Our current executive officers are listed below:

Name	Age	Position with the Company
Clyde B. Anderson	46	Executive Chairman of the Board
Sandra B. Cochran	48	President, Chief Executive Officer and Secretary
Terrance G. Finley	53	President Books-A-Million, Inc. Merchandising Group
Douglas G. Markham	51	Chief Financial Officer

Clyde B. Anderson has served as Executive Chairman of the Board since February 2004 and has served as a director of the Company since August 1987. Mr. Anderson served as the Chairman of the Board from January 2000 until February 2004 and also served as the Chief Executive Officer of the Company from July 1992 until February 2004. Mr. Anderson also served as the President of the Company from November 1987 to August 1999. From November 1987 to March 1994, Mr. Anderson also served as the Company’s Chief Operating Officer. Mr. Anderson serves on the Board of Directors of Hibbett Sporting Goods, Inc., a sporting goods retailer. Mr. Anderson is the brother of Terry C. Anderson, a member of the Company’s Board of Directors.

Sandra B. Cochran was appointed to the position of Chief Executive Officer in February 2004, in addition to her duties as President and Secretary and has served as a director of the Company since June 2006. Ms. Cochran has served as President of the Company since August 1999 and Secretary since June 1998. Ms. Cochran served as the Company’s Executive Vice President from February 1996 to August 1999 and as its Chief Financial Officer from September 1993 to August 1999. Ms. Cochran previously served as Vice President and Assistant Secretary of the Company from August 1992 to September 1993. Prior to joining the Company, Ms. Cochran served as a Vice President (as well as in other capacities) of SunTrust Securities, Inc., a subsidiary of SunTrust Banks, Inc. for more than five years. Sandra B. Cochran serves as an officer and a board member of certain affiliated companies.

Terrance G. Finley has served as President Books-A-Million, Inc. Merchandising Group of the Company since October 2001 and as the President of American Internet Service, Inc. since December 1998. Mr. Finley served in various other capacities in the merchandising department from April 1994 to December 1998. Mr. Finley served as the General Manager of Book$mart from February 1992 to April 1994. Prior to joining the Company, Mr. Finley served as the Vice President - Sales for Smithmark Publishers.

Douglas G. Markham has served as the Chief Financial Officer of the Company since July 2006. Prior to joining the Company, Mr. Markham served as the Sr. Vice President – Controller (as well as other capacities) for Saks Department Stores for more than ten years.

The section under the heading “Information Concerning Board of Directors” titled “Code of Conduct” on page 8 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2007 is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors, executive officers and persons who own beneficially more than 10% of the Company's common stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission (the “SEC”) and the NASDAQ Stock Market, Inc. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, our directors, executive officers and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal 2007.

ITEM 11. EXECUTIVE COMPENSATION

The sections under the heading "Compensation Discussion and Analysis," other than those titled "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", and "Certain Relationships and Related Transactions", on pages 11 through 20 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2007 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise prices of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders: (1)
Stock option plan	270,000	$ 5.09	-
Restricted stock plan	208,000	$11.40	353,000
Employee stock purchase plan	Not Applicable	Not Applicable	132,000
Total	478,000	$7.84	485,000

(1) We have no equity compensation plans which were not approved by our stockholders.

Additional information under the heading "Information Concerning the Board of Directors" titled "Beneficial Ownership of Common Stock" on pages 8 and 11 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2007 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections under the heading "Compensation Discussion and Analysis" titled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" on page 16 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2007 are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section under the heading “Information Concerning Board of Directors” titled “Auditor Fees and Services” on pages 6 and 7 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2007 is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:

The following Consolidated Financial Statements of Books-A-Million, Inc. and its subsidiaries, included in the Registrant's Annual Report to Stockholders for the fiscal year ended February 3, 2007 are incorporated by reference in Part II, Item 8:

Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006.

Consolidated Statements of Income for the Fiscal Years Ended February 3, 2007, January 28, 2006 and January 29, 2005.

Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended February 3, 2007, January 28, 2006 and January 29, 2005.

Consolidated Statements of Cash Flows for the Fiscal Years Ended February 3, 2007, January 28, 2006 and January 29, 2005.

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

Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992 (the “S-1 Registration Statement”)).

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

10.23	--	2005 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to form 8-K for adoption of the plan on June 1, 2005, File No. 333-126008, filed June 29, 2005).

10.24	--	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 on Form 8-K, File No. 0-20664, filed August 22, 2005).

10.25	--	Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 on Form 8-K, File No. 0-20664, filed August 22, 2005).

10.26	--

Third Amendment to Credit Agreement among Books-A-Million and Bank of America N.A., Sun Trust Bank N. A., Wells Fargo Bank,N.A., South Trust Bank N. A. and AmSouth Bank N.A. (Exhibit 10 to Form 8-K dated July 7, 2006).

10.27	--

Fourth Amendment to Credit Agreement among Books-A-Million and Bank of America N.A., Sun Trust Bank N. A., Wells Fargo Bank,N.A., SouthTrust Bank N. A. and AmSouth Bank N.A. (Exhibit 10 to Form 8-K dated August 9, 2006).

10.28	--

Fifth Amendment to Credit Agreement among Books-A-Million and Bank of America N.A., Sun Trust Bank N. A., Wells Fargo Bank,N.A., SouthTrust Bank N. A. and AmSouth Bank N.A. (Exhibit 10 to Form 8-K dated September 6, 2006).

13	--	Portions of the Annual Report to Stockholders for the year ended February 3, 2007 that are expressly incorporated by reference into Parts I and II of this Report.

21	--	Subsidiaries of the Registrant

23.1	--	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.2	--	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	--

Certification of place Clyde B. Anderson, Executive Chairman of the Board of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

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

32.1	--	Certification of placeClyde B. Anderson, Executive Chairman of the Board of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.
pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	--	Certification of Douglas G. Markham, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18
U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

32.3	--	Certification of Sandra B. Cochran, President and Chief Executive Officer of Books-A-Million, Inc.,
pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

(b)	See Item 15(a) (3), the Exhibit Index and the Exhibits attached hereto.

(c)	See Item 15(a) (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKS-A-MILLION, INC.

by:	/s/ Clyde B. Anderson
Clyde B. Anderson
Executive Chairman of the Board
Date: April 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

/s/ Clyde B. Anderson

Clyde B. Anderson

Executive Chairman of the Board

Date: April 19, 2007

Principal Financial and Accounting Officer:

/s/ Douglas G. Markham

Douglas G. Markham

Chief Financial Officer

Date: April 19, 2007

Directors:

/s/ Clyde B. Anderson

Clyde B. Anderson

Date: April 19, 2007

/s/ Ronald G. Bruno

Ronald G. Bruno

Date: April 19, 2007

Directors:

/s/ J. Barry Mason

J. Barry Mason

Date: April 19, 2007

/s/ Terry C. Anderson

Terry C. Anderson

Date: April 19, 2007

/s/ Albert C. Johnson

Albert C. Johnson

Date: April 19, 2007

/s/ William H. Rogers, Jr.

William H. Rogers, Jr.

Date: April 19, 2007

/s/ Sandra B. Cochran

Sandra B. Cochran

Date: April 19, 2007

REPORT OF GRANT THORNTON, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON FINANCIAL STATEMENTS

Board of Directors and

Shareholders of Books-A-Million, Inc.

We have audited the accompanying consolidated balance sheets of Books-A-Million, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006 and the related statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Books-A-Million, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, Books-A-Million, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” effective January 29, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Books-A-Million, Inc.’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 18, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal controls over financial reporting.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

April 18, 2007

REPORT OF GRANT THORNTON, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and

Shareholders of Books-A-Million, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Books-A-Million, Inc. and subsidiaries referred to in our report dated April 18, 2007, which is included in the annual report to stockholders and incorporated by reference in Part II of this form. Our report on the consolidated financial statements includes an explanatory paragraph, which discusses the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” effective January 29, 2006 as discussed in Note 1 to the consolidated financial statements. Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II for the years ended February 3, 2007 and January 28, 2006 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

April 18, 2007

REPORT OF GRANT THORNTON, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and

Shareholders of Books-A-Million, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Books-A-Million, Inc. maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Books-A-Million, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Books-A-Million, Inc. maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the Internal Control – Integrated Framework issued by the COSO. Also in our opinion, Books-A-Million, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Books-A-Million, Inc. as of February 3, 2007 and January 28, 2006, and the related statements of income, stockholders' equity, and cash flows for the years then ended and our report dated April 18, 2007 expressed an unqualified opinion.

.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

April 18, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

BOOKS-A-MILLION, INC.

BIRMINGHAM, ALABAMA

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Books-A-Million, Inc. and subsidiaries (the "Company") for the fiscal year ended January 29, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the fiscal year ended January 29, 2005 of Books-A-Million, Inc. and subsidiaries, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Birmingham, Alabama

April 25, 2005 (April 12, 2006 as to Note 7)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Books-A-Million, Inc.:

We have audited the consolidated financial statements of Books-A-Million, Inc. and its subsidiaries (the "Company") as of January 29, 2005 and for the fiscal year then ended, and have issued our report thereon dated April 25, 2005 (April 12, 2006 as to Note 7); such financial statements and report are included in the Company's 2007 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the financial statement schedule of Books-A-Million, Inc. for the year ended January 29, 2005, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Birmingham, Alabama

April 25, 2005

Schedule II.

Books-A-Million, Inc.

Valuation And Qualifying Accounts

For The Years Ended January 29, 2005, January 28, 2006 and February 3, 2007

Charged/

Balance at	(Credited)	(Deductions)/
Beginning	to Costs	Recoveries	Balance at
of Year	and Expenses	Net	End of Year

For the year ended January 29, 2005:
Allowance for doubtful accounts	$545,245	$241,152	$(205,845)	$580,552

For the year ended January 28, 2006:
Allowance for doubtful accounts	$580,552	$218,493	$41,086	$840,131

For the year ended February 3, 2007:
Allowance for doubtful accounts	$840,131	$438,634	$(567,348)	$711,417