Form 10-Q
period 2007-05-05
BOOKS A MILLION INC
filed 2007-06-14
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

_____X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: May 5, 2007

- OR -

__________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transaction period from__________to__________

BOOKS-A-MILLION, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	0-20664	63-0798460
___________________________________________________________________________________________________________
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

402 Industrial Lane, Birmingham, Alabama ____________________________________________________________	35211 ______________________________
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (205) 942-3737

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

   Yes         X           No ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ______  Accelerated filer___X___Non-accelerated filer_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes    ______       No      X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of June 5, 2007 were 16,818,178 shares.

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

PART I. FINANCIAL INFORMATION

                                                                                                 ITEM 1. FINANCIAL STATEMENTS

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands except per share and share amounts)

	As of May 5, 2007 (Unaudited)	As of February 3, 2007
ASSETS Current Assets:
Cash and cash equivalents	$22,104	$34,121
Accounts receivable, net	5,909	7,524
Related party receivables	2,250	2,647
Inventories	214,856	200,277
Prepayments and other	4,112	4,365
Total Current Assets	249,231	248,934

Property and Equipment:
Gross property and equipment	214,017	210,974
Less accumulated depreciation and amortization	162,737	159,503
Net Property and Equipment	51,280	51,471

Deferred	2,401	2,031
Other Assets	1,583	1,601
Total Assets	$304,495	$304,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$84,936	$83,419
Related party accounts payable	4,851	2,988
Accrued expenses	36,195	38,584
Accrued income taxes	1,189	2,714
Deferred income taxes	3,334	3,492
Total Current Liabilities	130,505	131,197

Long-Term Debt	7,100	7,100
Other Long-Term Liabilities	10,713	8,706
Total Non-Current Liabilities	17,813	15,806

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares outstanding	-	-
Common stock, $.01 par value, 30,000,000 shares authorized, 20,636,367 and 20,461,333 shares issued at May 5, 2007 and February 3, 2007, respectively	206	205
Additional paid-in capital	85,927	85,396
Treasury stock at cost (3,818,356 shares at May 5, 2007 and February 3, 2007)	(24,414)	(24,414)
Retained earnings	94,458	95,847
Total Stockholders’ Equity	156,177	157,034
Total Liabilities and Stockholders’ Equity	$304,495	$304,037

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended

	May 5, 2007	April 29, 2006

Net Sales	$116,318	$113,887
Cost of products sold (including warehouse
distribution and store occupancy costs)	82,559	81,277
Gross Profit	33,759	32,610
Operating, selling and administrative expenses	26,969	26,590
Depreciation and amortization	3,336	3,428
Operating Income	3,454	2,592
Interest expense (income), net	(117)	56
Income before income taxes	3,571	2,536
Income tax provision	1,460	1,024
Net Income	$2,111	$1,512

Net Income Per Common Share:
Basic	$0.13	$0.09
Diluted	$0.13	$0.09
Weighted Average Common Shares Outstanding
Basic	16,442	16,471
Diluted	16,731	17,001

Dividends Declared Per Share	$0.09	$0.08

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity
(in thousands)	Shares	Amount		Shares	Amount
Balance February 3, 2007	20,461	$205	$85,396	3,818	($24,414)	$95,847	$157,034
Adoption of FIN 48 (Note 12)						(1,987)	(1,987)
Net income						2,111	2,111
Dividends paid						(1,513)	(1,513)
Issuance of restricted stock	154	1	302				303
Issuance of stock for employee stock purchase plan	9	-	95				95
Exercise of stock options	12	-	77				77
Excess tax benefit from exercise of stock options			57				57
Balance May 5, 2007	20,636	$206	$85,927	3,818	($24,414)	$94,458	$156,177

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Cash Flows from Operating Activities:
Net income	$2,111	$1,512
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,336	3,428
Stock-based compensation	303	407
Excess tax benefit from exercise of stock options	(57)	(216)
(Gain) loss on disposal of property	34	(3)
Deferred income tax benefit	(528)	(1,080)
Increase in inventories	(14,579)	(8,649)
Increase (decrease) in accounts payable	3,380	(4,418)
Changes in certain other assets and liabilities	(806)	(8,378)
Total adjustments	(8,917)	(18,909)

Net cash used in operating activities	(6,806)	(17,397)

Cash Flows from Investing Activities:
Capital expenditures	(3,927)	(1,357)
Proceeds from sale of equipment	-	6
Net cash used in investing activities	(3,927)	(1,351)

Cash Flows from Financing Activities:
Borrowings under credit facilities	-	1,700
Repayments under credit facilities	-	(1,700)
Purchase of treasury stock	-	(1,494)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	172	283
Excess tax benefit from exercise of stock options	57	216
Payment of dividends	(1,513)	(1,313)
Net cash used in financing activities	(1,284)	(2,308)

Net decrease in cash and cash equivalents	(12,017)	(21,056)
Cash and cash equivalents at beginning of period	34,121	37,519

Cash and cash equivalents at end of period	$22,104	$16,463
Supplemental Disclosures of Cash Flow Information:
Cash paid during the thirteen week period for:
Interest	$141	$192
Income taxes, net of refunds	$3,144	$2,013
Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$(748)	$(1,260)

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Books-A-Million, Inc. and its subsidiaries (the “Company”) are principally engaged in the sale of books, magazines and related items through a chain of retail bookstores. The Company presently operates 207 bookstores in 20 states and the District of Columbia, which are predominantly located in the southeastern United States. The Company also operates a retail Internet website. The Company presently consists of Books-A-Million, Inc. and its three wholly owned subsidiaries, American Wholesale Book Company, Inc. (“American Wholesale”), American Internet Service, Inc (“AIS”) and Books-A-Million Card Services, Inc. (“Card Services”). All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 8.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results.

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 3, 2007 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock-Based Compensation

On January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the Company to recognize expense related to the fair value of its stock-based compensation awards, including employee stock options.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation awards using the intrinsic value method as required by APB Opinion 25. Accordingly, the Company did not recognize compensation expense in its statement of income for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. However, the Company did record compensation expense related to restricted stock units based on the market value of its stock at the date of grant. As required by SFAS No. 123, the Company also provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of SFAS No. 123 had been applied.

The Company used the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, the Company applied the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased or cancelled after January 29, 2006. In addition, the Company recognizes compensation cost for the portion of awards for which the requisite service had not been rendered (unvested awards) that were outstanding as of January 29, 2006, as the remaining service is rendered. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123.

The Company’s pre-tax compensation cost for stock-based employee compensation was $303,000 ($179,000 net of taxes) and $407,000 ($243,000 net of taxes) for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Option Plan

In April 1999, the Company adopted the Amended and Restated Employee Stock Purchase Plan (the “Stock Option Plan”) which provided for option grants to executive officers, directors, and key employees. Upon the approval of the 2005 Incentive Award Plan by the Company’s stockholders at the Company’s annual meeting held in June 2005, the board of directors determined that no more awards would be made under the Stock Option Plan. Options previously issued under the Stock Option Plan remain valid. All options granted prior to January 9, 2001 vested over a five-year period and expired on the sixth anniversary of the date of grant, and all options granted on and after January 9, 2001 vest over a three-year period and expire on the tenth anniversary of the date of grant. All options have exercise prices equal to the fair market value of the common stock on the date of grant. A summary of the status of the Stock Option Plan is as follows (shares in thousands):

	Thirteen Weeks Ended May 5, 2007
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of period	270	$5.09
Options granted	-	-
Options exercised	(12)	6.23
Options forfeited	-	-
Options outstanding at end of period	258	$5.04
Options Exercisable at end of period	255	$5.03

The total intrinsic value of stock options exercised during the thirteen weeks ended May 5, 2007 was $149,000.

The following table summarizes information about stock options outstanding and exercisable under the Stock Option Plan as of May 5, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding at May 5, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at May 5, 2007	Weighted Average Exercise Price
$1.69 - $2.37	50	5.70	$2.35	50	$2.35
$2.68 - $5.85	71	4.96	$3.07	68	$2.99
$6.13 - $9.62	137	6.89	$7.03	137	$7.02
Totals	258	6.13	$5.04	255	$5.03

The aggregate intrinsic value of outstanding options and exercisable options under the Stock Option Plan at May 5, 2007 was $3,163,000 and $3,137,000, respectively.

2005 Incentive Award Plan

On June 1, 2005, the stockholders of the Company approved the adoption of the Books-A-Million, Inc. 2005 Incentive Award Plan (the “2005 Plan”) for a total of 300,000 shares. On June 8, 2006, the stockholders of the Company approved an additional 300,000 shares to be awarded under the Plan. An aggregate of 600,000 shares of common stock may be awarded under the 2005 Plan. From June 1, 2005 through May 5, 2007, awards under the 2005 Plan consisted solely of awards of restricted stock.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Executive Incentive Plan

The Company maintains an Executive Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for awards to certain executive officers of either cash or shares of restricted stock. The Company has always issued awards in the form of restricted stock. Issuance of awards under the Incentive Plan is based on the Company achieving pre-established performance goals during a three consecutive fiscal year performance period. Awards issued under the Incentive Plan for a particular performance period vest on the third anniversary of the last day of such performance period if the recipient remains employed by the Company on such vesting date. Awards under the Incentive Plan are expensed ratably over the period from the date that the issuance of such awards becomes probable through the end of the restriction period. There will be no future awards under the Incentive Plan.

Restricted Stock Table

A combined summary of the status of restricted stock grants to employees and directors under the 2005 Incentive Award Plan and the Executive Incentive Plan is as follows (shares in thousands):

		Thirteen Weeks Ended May 3, 2007

	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	281	$11.56
Shares granted	158	$14.14
Shares vested	-	-
Shares forfeited	(4)	$12.42
Shares at end of period	435	$12.49

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

As of May 5, 2007, the Company has $4,091,000 of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Stock-based Compensation Expense
2008	$1,211,000
2009	1,371,000
2010	894,000
2011	402,000
2012	213,000
Total	$4,091,000

The Company received cash from options exercised during the thirteen weeks ended May 5, 2007 and April 29, 2006 of $77,000 and $196,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

The number of shares of common stock currently reserved under the 2005 Plan for stock-based compensation programs as of May 5, 2007 is 199,727 shares.

2.	Net Income Per Share

Basic net income per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if stock options are exercised or restricted stock granted to employees vested and resulted in an increase of common stock that then shared in the earnings of the Company. Diluted EPS has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options and restricted stock, if dilutive, in each respective thirteen week period. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

	For the Thirteen Weeks Ended
	(in thousands)
	May 5, 2007	April 29, 2006
Weighted average shares outstanding:
Basic	16,442	16,471
Dilutive effect of stock options and restricted stock outstanding	289	530
Diluted	16,731	17,001

There were no options outstanding to purchase shares of common stock as of May 5, 2007 and April 29, 2006 that were anti-dilutive under the treasury stock method. Therefore, no options were excluded from the table above.

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

The Company purchases a substantial portion of its magazines as well as certain of its seasonal music and newspapers from Anderson Media Corporation (“Anderson Media”), an affiliate through common ownership. During the thirteen weeks ended May 5, 2007 and April 29, 2006, purchases of these items from Anderson Media totaled $8,553,000 and $7,016,000, respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. (“Anderson Press”), an affiliate through common ownership. During the thirteen weeks ended May 5, 2007 and April 29, 2006, such purchases from Anderson Press totaled $784,000 and $266,000, respectively. The Company purchases certain of its greeting cards and gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the thirteen weeks ended May 5, 2007 and April 29, 2006 were $170,000 and $170,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate through common ownership. The total paid to Anco Far East was $761,000 and $829,000 during the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $53,000 and $58,000 during the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

The Company sold books to Anderson Media in the amounts of $213,000 and $1,000 during the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, a former member of the board of directors. The Company leases the building on a month-to-month basis. During the thirteen weeks ended May 5, 2007 and April 29, 2006, the Company paid rent of $39,000 and $34,000, respectively, in connection with this lease. Anderson & Anderson LLC (”A&A”), an affiliate through common ownership, also leases two buildings to the Company on a month-to-month basis. During the thirteen weeks ended May 5, 2007 and April 29, 2006, the Company paid A&A a total of $108,000 and $112,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $0 at May 5, 2007. The Company subleases certain property to Hibbett Sporting Goods, Inc. (”Hibbett”), a sporting goods retailer in the southeastern United States. The Company’s Executive Chairman, Clyde B. Anderson, is a member of Hibbett’s board of directors. During each of the thirteen weeks ended May 5, 2007 and April 29, 2006, the Company received $48,000 in rent payments from Hibbett.

The Company shares ownership of a plane, which the Company uses in the operation of its business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all of the variable costs, and a portion of the fixed cost of the plane. The total amounts received from affiliated companies for use of the plane during the thirteen weeks ended May 5, 2007 and April 29, 2006, was $124,000 and $103,000, respectively. The Company also occasionally rents a plane from A&A as well. The amounts paid to A&A for plane rental were $24,000 and $5,000 for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Derivative and Hedging Activities

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivatives and Certain Hedging Activities,” and SFAS No.149, “Amendment of SFAS No. 133 on Derivatives and Hedging Activities.” SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. At May 5, 2007 and February 3, 2007, there were no liabilities related to derivatives classified as other long-term liabilities.

5.	Comprehensive Income

Comprehensive income is net income plus certain other items that are recorded directly to stockholders’ equity. For the thirteen weeks ended May 5, 2007 and April 29, 2006, there were no such items.

6.	Commitments and Contingencies

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.

From time to time, the Company enters into certain types of agreements that require the Company to indemnify parties against third party claims. Generally, these agreements relate to: (a) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company’s request or otherwise on its behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for the Company to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of the Company, (c) real estate leases, under which the Company may agree to indemnify the lessors for claims arising from the Company’s use of the property, and (d) agreements with the Company’s directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company has Directors and Officers Liability Insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at May 5, 2007 and February 3, 2007 as such liabilities are considered de minimis. Currently, no such agreements are in place.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Inventories

Inventories are valued at the lower of cost or market, using the retail method. Market is determined based on the lower of replacement cost or estimated realizable value. Using the retail method, store and warehouse inventories are valued by applying a calculated cost to retail ratio to the retail value of inventories.

The Company currently utilizes the last-in, first-out (“LIFO”) method of accounting for inventories. The cumulative difference between replacement and current cost of inventory over stated LIFO value is $2.2 million as of May 5, 2007 and $2.1 million as of February 3, 2007. The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value of $217.0 million.

Physical inventory counts are taken throughout the course of the fiscal period and reconciled to the Company’s records. Accruals for inventory shortages are estimated based upon historical shortage results.

Inventory balances at May 5, 2007 and February 3, 2007 were (in thousands):

	May 5, 2007	February 3, 2007
Inventories (at FIFO)	217,013	202,327
LIFO reserve	(2,157)	(2,050)
Net inventories	214,856	200,277

8.	Business Segments

The Company has two reportable segments: retail trade and electronic commerce trade. The retail trade segment is a strategic business segment that is engaged in the retail trade of mostly book merchandise and includes the Company’s distribution center operations, which supplies merchandise predominantly to the Company’s retail stores. The electronic commerce trade segment is a strategic business segment that transacts business over the Internet and is managed separately due to divergent technology and marketing requirements. The Company evaluates performance of the segments based on profit and loss from operations before interest and income taxes. Certain intersegment cost allocations have been made based upon consolidated and segment revenues. Shipping income related to internet sales is included in net sales, and shipping expense is included in cost of sales.

Segment Information (in thousands)	Thirteen Weeks Ended
Net Sales	May 5, 2007	April 29, 2006

Retail Trade	$114,640	$112,235
Electronic Commerce Trade	6,139	6,468
Intersegment Sales Elimination	(4,461)	(4,816)
Net Sales	$116,318	$113,887

Operating Income
Retail Trade	$3,337	$2,452
Electronic Commerce Trade	617	233
Intersegment Elimination of Certain Costs	(500)	(93)
Total Operating Income	$3,454	$2,592

Assets	As of May 5, 2007	As of February 3, 2007
Retail Trade	$303,622	$303,110
Electronic Commerce Trade	873	927
Intersegment Asset Elimination	-	-
Total Assets	$304,495	$304,037

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Recent Accounting Pronouncements

In June, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards ( “SFAS”) No. 109. “Accounting for Income Taxes”. Interpretation No. 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of Interpretation No. 48 effective February, 4, 2007. As a result of the adoption of Interpretation No. 48 the Company recorded an increase of $1,987,000 in other long-term liabilities in its consolidated balance sheet for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the February 4, 2007 balance of retained earnings. Please refer to Note 12 for details.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The fair value option is generally applied on an instrument-by-instrument basis and may be elected for a single item without electing other identical items, even if issued in a single transaction. The Company is required to adopt SFAS No. 159 as of the beginning of its fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

10.	Discontinued Operations

The Company closed one store during the thirteen weeks ended April 29, 2006 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market. The store’s sales and operating results for the thirteen weeks ended April 29, 2006 were not reported as discontinued operations because the impact on the financial statements was immaterial. The Company did not close any stores during the thirteen weeks ended May 5, 2007. Prior year amounts were reclassified to conform to the current year presentation.

11.	Debt and Lines of Credit

The Company’s current credit facility allows for unsecured borrowings up to $100 million for which no principal payments are due until the facility expires in July 2011. Availability under the facility is reduced by outstanding letters of credit issued thereunder. Interest on borrowings under the credit facility is determined based upon applicable LIBOR rates and the Company’s rate spread, which varies depending on the maintenance of certain covenants. The credit facility contains financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. The Company was in compliance with all covenants for the thirteen weeks ended May 5, 2007 and as of May 5, 2007. As of May 5, 2007 and February 3, 2007 there were no outstanding borrowings under this credit facility and the face amount of letters of credit issued under the credit facility were $2.7 million and $2.9 million, respectively. Excluding letters of credit issued thereunder, there were no borrowings under the credit facility for the thirteen weeks ended May 5, 2007. Therefore, the maximum and average outstanding borrowings under the credit facility (excluding letters of credit thereunder) for the thirteen weeks ended May 5, 2007 were $0.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”), which was secured by a mortgage interest in these facilities. As of May 5, 2007 and February 3, 2007, there was $7.1 million of borrowings outstanding, under these arrangements, which bear interest at variable rates (6.32% as of May 5, 2007). The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond, unless extended by the bondholder. In fiscal 2007, an unrelated bank purchased the Bond from the existing bondholder, and the new bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the Bond. Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date. The Company entered into a $7.5 million interest rate swap in May 1996 that expired on June 7, 2006 and effectively fixed the interest rate on the Bond during that period at 8.73% (the “Bond Hedge”). The Company did not replace the Bond Hedge when it expired.

Net interest for the thirteen weeks ended May 5, 2007 and April 29, 2006 includes interest expense of $182,000 and $222,000, respectively.

12.	Income Taxes

The Company and its subsidiaries file income tax returns in the U. S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U. S. federal income tax examinations by tax authorities for fiscal years prior to fiscal 2004. There are no ongoing income tax examinations of any of the open years.

With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years prior to fiscal 2003. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from the open years for any federal, state or local jurisdictions.

The Company adopted the provisions of Interpretation No. 48 effective February 4, 2007. As a result of the implementation of Interpretation No. 48, the Company recorded an increase of $1,987,000 in other long-term liabilities, including interest and penalties, which was accounted for as a cumulative effect reduction to the February 4, 2007 balance of retained earnings. As of February 4, 2007, the gross amount of unrecognized tax benefits was $1,551,000, all of which would affect the effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $676,000 in interest and penalties related to unrecognized tax benefits accrued as of February 4, 2007.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of new audits by federal, state or local jurisdictions, settlement of ongoing audits or the expiration of the statute of limitations related to certain tax periods currently still open with the taxing jurisdictions. The amount of unrecognized tax benefits, including interest and penalties, that would no longer need to be accrued due to the passage of various statutes of limitations in the next 12 months is $469,000. The balance of the unrecognized tax benefits is primarily related to uncertain tax positions for which there are no current ongoing federal or state audits and therefore, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company’s effective tax rate for the first quarter of fiscal 2008 was 40.9%. The effective tax rate for the first quarter included an adjustment of $100,000 tax expense related to amounts required to be recorded for changes to the Company’s uncertain tax positions under Interpretation No. 48. Excluding the adjustment required under Interpretation No. 48 the Company’s effective tax rate was 38.1% for the first quarter of fiscal 2008.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Subsequent Event

On June 4, 2007, the Company’s board of directors declared a special one-time cash dividend of $3.00 per common share. The dividend will be paid on July 5, 2007 to stockholders of record at the close of business on June 20, 2007. A total of approximately $50.4 million will be paid on the Company’s 16.8 million outstanding shares of common stock as a result of the special dividend. The Company expects this dividend will be paid from existing cash balances as well as borrowings from the Company’s credit facilities of $25 million to $30 million.

14.	Revenue Recognition

The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. In fiscal 2007, the Company formed a gift card subsidiary, Books-A-Million Card Services to administer the Company’s gift card program and to provide a more advantageous legal structure. Breakage income for the thirteen weeks ended May 5, 2007 and April 29, 2006 was $173,000 and $119,000, respectively.

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

General

We were founded in 1917 and currently operate 207 retail bookstores, including 180 superstores, concentrated in the southeastern United States.

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

Results of Operations

The following table sets forth statement of income data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Net sales	100.0%	100.0%
Gross profit	29.0%	28.6%
Operating, selling and administrative expenses	23.2%	23.3%
Depreciation and amortization	2.8%	3.0%
Operating income	3.0%	2.3%
Interest expense (income), net	(0.1%)	0.1%
Income before income taxes	3.1%	2.2%
Income tax provision	1.3%	0.9%
Net income	1.8%	1.3%

                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table sets forth net sales data by segment for the thirteen weeks ended May 5, 2007 and April 29, 2006:

Net Sales by Segment (in thousands)

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006	$ Change	% Change
Retail Trade	$114,640	$112,235	$2,405	2.1%
Electronic Commerce Trade	6,139	6,468	(329)	(5.1%)
Intersegment Sales Elimination	(4,461)	(4,816)	355	(7.4%)
Net Sales	$116,318	$113,887	$2,431	2.1%

The increase in net sales for the retail trade segment was primarily due to new stores opened over the past year. Comparable store sales in the thirteen weeks ended May 5, 2007 decreased 0.5% when compared with the same thirteen week period for the prior year. The decrease in comparable store sales for the thirteen weeks was primarily due to lower sales in the café departments. The cafés continue to experience increased competition in our markets. During the thirteen weeks ended May 5, 2007, the Company opened one superstore. The decrease in net sales for the electronic commerce segment was due to lower overall order volume.

Gross profit increased $1.2 million, or 3.5%, to $33.8 million in the thirteen weeks ended May 5, 2007 when compared with $32.6 million in the same thirteen week period for the prior year. Gross profit as a percentage of net sales for the thirteen weeks ended May 5, 2007 and April 29, 2006 was 29.0% and 28.6%, respectively. The increase in gross profit is primarily due to fewer promotional markdowns during the period and higher club card membership income resultant from increasing the annual membership fee from $10 to $15.

Operating, selling and administrative expenses were $27.0 million in the thirteen week period ended May 5, 2007 compared to $26.6 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended May 5, 2007 decreased slightly to 23.2% from 23.3% in the same period last year.

Depreciation and amortization was $3.3 million and $3.4 million respectively in the thirteen week periods ended May 5, 2007 and April 29, 2006. The decrease in depreciation and amortization expense was due to capital expenditures made several years ago becoming fully depreciated over the past year.

The following table sets forth operating income data by segment for the thirteen weeks ended May 5, 2007 and April 29, 2006:

Operating Income (Loss) by Segment (in thousands)

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006	$ Change	% Change
Retail Trade	$3,337	$2,452	$885	36.1%
Electronic Commerce Trade	617	233	384	164.8%
Intersegment Elimination of Certain Costs	(500)	(93)	(407)	(437.6%)
Total Operating Income	$3,454	$2,592	$862	33.3%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The improvement in operating results for the retail trade segment for the thirteen week period ended May 5, 2007 was due to higher retail sales, as well as improved gross profit as a percentage of sales due to fewer promotional markdowns in the current period versus the same thirteen week period for the prior year. Even though net sales for the electronic commerce segment for the thirteen weeks ended May 5, 2007 decreased slightly, operating income for the electronic commerce segment increased compared with the same period last year due to lower costs incurred for shipping and warehouse handling.

Interest expense (income) was ($0.1) million in the thirteen weeks ended May 5, 2007 versus $0.1 million in the same period last year. The decrease was primarily due to lower average debt balances and higher average cash balances compared with the prior year.

The Company closed one store during the thirteen weeks ended April 29, 2006 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market. The store’s sales and operating results for the thirteen weeks ended April 29, 2006 have not been reported as discontinued operations because the impact on the financial statements was immaterial. The Company did not close any stores during the thirteen weeks ended May 5, 2007.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facilities. The Company has an unsecured revolving credit facility under a credit agreement with a syndicate of banks that allows borrowings up to $100.0 million, for which no principal repayments are due until the facility expires in July 2011. Availability under the facility is reduced by outstanding letters of credit issued under this facility. The credit agreement contains certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. The Company was in compliance with all covenants for the thirteen weeks ended May 5, 2007 and as of May 5, 2007. As of May 5, 2007 and February 3, 2007, there were no outstanding balances under this credit facility and the face amount of letters of credit issued under the facility was $2.7 million and $2.9 million, respectively. Excluding letters of credit issued thereunder, there were no borrowings under the credit facility for the thirteen weeks ended May 5, 2007. Therefore, the maximum and average outstanding borrowings under the credit facility (excluding letters of credit thereunder) for the thirteen weeks ended May 5, 2007 were $0. The maximum and average outstanding balances during the thirteen weeks ended April 29, 2006 were $1.7 million and $57,000, respectively. The decrease in the maximum and average outstanding balances from the prior year was due to the pay down of debt during fiscal 2007 with cash provided by operating activities.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”). As of May 5, 2007 and February 3, 2007, there was $7.1 million of borrowings outstanding, under these arrangements, which bear interest at variable rates. The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond, unless extended by the bondholder. In fiscal 2007, an unrelated bank purchased the Bond from the existing bondholder, and the new bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the bond. Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

On June 4, 2007, the Company’s Board of Directors declared a special one-time cash dividend of $3.00 per common share. The dividend will be paid on July 5, 2007, to shareholders of record at the close of business on June 20, 2007. A total of approximately $50.4 million will be paid on the Company’s 16.8 million outstanding shares of common stock as a result of the special dividend. The Company expects this dividend will be paid from existing cash balances as well as borrowings from the Company’s credit facilities of $25 million to $30 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Financial Position

Inventory balances were $214.9 million as of May 5, 2007 compared to $200.3 million as of February 3, 2007. The inventory increase was primarily due to seasonal fluctuations in inventory. Inventory levels generally are lowest at the end of the fiscal year due to large post holiday returns to vendors. Accrued expenses were $36.2 million as of May 5, 2007 compared to $38.6 million as of February 3, 2007. Accrued expenses decreased primarily due to payment of fiscal 2007 management bonuses in the first quarter of fiscal 2008 and redemption of gift cards sold to customers during the fourth quarter of fiscal 2007.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at May 5, 2007 (in thousands):

Payments Due Under Contractual Obligations
	Total	FY 2008	FY 2009	FY 2010	FY 2011	FY 2012	Thereafter
Long-term debt-revolving credit facility	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Long-term debt -industrial revenue bond	7,100	-	-	-	-	7,100	-
Subtotal of debt	7,100	-	-	-	-	7,100	-
Operating leases	140,609	25,404	28,566	22,966	18,162	12,784	32,727
Total of obligations	$147,709	$ 25,404	$ 28,566	$ 22,966	$ 18,162	$19,884	$32,727

Guarantees

From time to time, the Company enters into certain types of agreements that require the Company to indemnify parties against third-party claims. Generally, these agreements relate to: (a) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company’s request or otherwise on its behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for the Company to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of the Company, (c) real estate leases, under which the Company may agree to indemnify the lessors for claims arising from the Company’s use of the property, and (d) agreements with the Company’s directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company maintains Directors and Officers Liability Insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at May 5, 2007 and February 3, 2007, as such liabilities are considered de minimis. Currently, no such agreements are in place.

Cash Flows

Operating activities used cash of $6.8 million and $17.4 million in the thirteen week periods ended May 5, 2007 and April 29, 2006, respectively, and included the following effects:

•

Cash used for inventories in the thirteen week periods ended May 5, 2007 and April 29, 2006 was $14.6 million and $8.6 million, respectively. The higher usage was primarily due to lower inventory balances at the end of fiscal 2007 versus the prior fiscal year end due to the timing of merchandise receipts which resulted in higher merchandise receipts in the first quarter of fiscal 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

•

Cash provided (used) for accounts payable in the thirteen week periods ended May 5, 2007 and April 29, 2006 was $3.4 million and ($4.4 million), respectively. The change versus the prior year was due to the timing of payments for merchandise purchases from vendors.

•

Depreciation and amortization expenses were $3.3 million and $3.4 million, respectively in the thirteen week periods ended May 5, 2007 and April 29, 2006. The decrease in depreciation and amortization expense was due to the impact of certain assets becoming fully depreciated during the prior year.

Cash flows used in investing activities reflected a $3.9 million and $1.4 million net use of cash for the thirteen week periods ended May 5, 2007 and April 29, 2006, respectively. Cash was used primarily to fund capital expenditures for new stores, store relocations, renovation and improvements to existing stores, and investments in management information systems.

Financing activities used cash of $1.3 million and $2.3 million in the thirteen week periods ended May 5, 2007 and April 29, 2006, respectively. Financing activities used cash in fiscal 2008 primarily for dividend payments ($1.5 million). Financing activities used cash in fiscal 2007 primarily to purchase stock ($1.5 million) and for dividend payments ($1.3 million).

Outlook

During the thirteen weeks ended May 5, 2007, the Company opened one store. During the remainder of fiscal 2008, the Company expects to open six to eight stores, complete remodels on approximately ten to twelve stores and close three to five stores. The Company’s capital expenditures totaled $3.9 million in the thirteen week period ended May 5, 2007. Management estimates that capital expenditures for the remainder of fiscal 2008 will be approximately $18.6 million, and that such amounts will be used primarily for opening new stores, relocating existing stores, renovating and improving existing stores, upgrading and expanding warehouse distribution facilities, and investing in management information systems. Management believes that existing cash on hand and net cash from operating activities, together with borrowings under the Company’s credit facilities, will be adequate to finance the Company’s planned capital expenditures, the special one-time dividend to be paid in July 2007 and to meet the Company’s working capital requirements for the remainder of fiscal 2008.

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

The Company purchases a substantial portion of its magazines as well as certain of its seasonal music and newspapers from Anderson Media Corporation ("Anderson Media"), an affiliate through common ownership. During the thirteen weeks ended May 5, 2007 and April 29, 2006, purchases of these items from Anderson Media totaled $8,553,000 and $7,016,000, respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. ("Anderson Press"), an affiliate through common ownership. During the thirteen weeks ended May 5, 2007 and April 29, 2006, such purchases from Anderson Press totaled $784,000 and $266,000, respectively. The Company purchases certain of its greeting cards and gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the thirteen weeks ended May 5, 2007 and April 29, 2006 were $170,000 and $170,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate through common ownership. The total paid to Anco Far East was $761,000 and $829,000 during the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $53,000 and $58,000 during the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

The Company sold books to Anderson Media in the amounts of $213,000 and $1,000 during the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, a former member of the Board of Directors. The Company leases the building on a month-to-month basis. During the thirteen weeks ended May 5, 2007 and April 29, 2006, the Company paid rent of $39,000 and $34,000, respectively, in connection with this lease. Anderson & Anderson LLC ("A&A"), an affiliate through common ownership, also leases two buildings to the Company on a month-to-month basis. During the thirteen weeks ended May 5, 2007 and April 29, 2006, the Company paid A&A a total of $108,000 and $112,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $0 at May 5, 2007. The Company subleases certain property to Hibbett Sporting Goods, Inc. ("Hibbett"), a sporting goods retailer in the southeastern United States. The Company's Executive Chairman, Clyde B. Anderson, is a member of Hibbett's board of directors. During each of the thirteen weeks ended May 5, 2007 and April 29, 2006, the Company received $48,000 in rent payments from Hibbett.

The Company shares ownership of a plane, which the Company uses in the operation of its business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all of the variable costs, and a portion of the fixed cost of the plane. The total amounts received from affiliated companies for use of the plane during the thirteen weeks ended May 5, 2007 and April 29, 2006, was $124,000 and $103,000, respectively. The Company also occasionally rents a plane from A&A as well. The amounts paid to A&A for plane rental were $24,000 and $5,000 for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

Critical Accounting Policies

A summary of the Company’s critical accounting policies is included in the Management Discussion and Analysis section of the Company’s Form 10-K for the year ended February 3, 2007 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the thirteen weeks ended May 5, 2007.

New Accounting Pronouncements

In June, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards ( “SFAS”) No. 109. “Accounting for Income Taxes”. Interpretation No. 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of Interpretation No. 48 effective February, 4, 2007. As a result of the adoption of Interpretation No. 48 the Company recorded an increase of $1,987,000 in other long-term liabilties in its consolidated balance sheet for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the February 4, 2007 balance of retained earnings. Please refer to Note 12 for details.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The fair value option is generally applied on an instrument-by-instrument basis and may be elected for a single item without electing other identical items, even if issued in a single transaction. The Company is required to adopt SFAS No. 159 as of the beginning of its fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate fluctuations involving its credit facilities and debt related to an industrial development revenue bond (the “Bond”). To illustrate the sensitivity of the results of operations to changes in interest rates on its debt, the Company estimates that a 66% increase or decrease in LIBOR rates would have changed interest expense by $62,000 for the thirteen weeks ended May 5, 2007 due to average debt of $7,100,000. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years.

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes.

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

ITEM 1A: Risk Factors

There have been no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended February 3, 2007.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

On June 8, 2006, the Board approved a new stock repurchase program (the “2006 Repurchase Program”) to replace the 2004 Repurchase Program. Pursuant to the 2006 Repurchase Program, the Company is authorized to purchase up to $10 million of its common stock. On August 23, 2006, the Board amended the 2006 Repurchase Program to authorize the repurchase of up to an additional $25 million of shares of the Company’s common stock. During the thirteen weeks ended May 5, 2007, no common stock repurchases under the 2006 Repurchase Program occurred.

ITEM 3: Defaults Upon Senior Securities

None

ITEM 4: Submission of Matters to a Vote of Security-Holders

None

ITEM 5: Other Information

None

ITEM 6: Exhibits

(A)	Exhibits

Exhibit 3.1 Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1 (Capital Registration No. 33-52256)

Exhibit 3.2 By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form S-1 (Capital Registration No. 33-52256))

Exhibit 10.1 Sixth Amendment to Credit Agreement among Books-A-Million and Bank of America N.A., Sun Trust Bank N.A., Wells Fargo Bank, N.A., Wachovia Bank N.A. and Regions Bank N.A. (Exhibit 10 to Form 8-K dated June 13, 2007).

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

BOOKS-A-MILLION, INC.

Date: June 14, 2007	by:/s/ Clyde B. Anderson
Clyde B. Anderson
Executive Chairman of the Board

Date: June 14, 2007	by:/s/ Sandra B. Cochran
Sandra B. Cochran
President and Chief Executive Officer

Date: June 14, 2007	by:/s/ Douglas G. Markham
Douglas G. Markham
Chief Financial Officer