Form 10-Q
period 2007-08-04
BOOKS A MILLION INC
filed 2007-09-13
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 4, 2007

- OR -

[	]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transaction period from __________to__________

Commission File Number 0-20664

BOOKS-A-MILLION, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	63-0798460 (IRS Employer Identification No.)

402 Industrial Lane, Birmingham, Alabama (Address of principal executive offices)	35211 (Zip Code)

(205) 942-3737

(Registrant’s Telephone number, including area code)

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

Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):      Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of September 4, 2007 were 16,383,853 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share and share amounts)

	As of August 4, 2007 (Unaudited)	As of February 3, 2007
ASSETS Current Assets:
Cash and cash equivalents	$6,146	$34,121
Accounts receivable, net	5,174	7,524
Related party receivables	1,148	2,647
Inventories	218,242	200,277
Prepayments and other	4,835	4,365
Total Current Assets	235,545	248,934

Property and Equipment:
Gross property and equipment	217,553	210,974
Less accumulated depreciation and amortization	165,358	159,503
Net Property and Equipment	52,195	51,471

Deferred Income Taxes	2,279	2,031
Other Assets	1,564	1,601
Total Assets	$291,583	$304,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$97,127	$83,419
Related party accounts payable	6,311	2,988
Accrued expenses	35,969	38,584
Accrued income taxes	--	2,714
Deferred income taxes	3,808	3,492
Short-term borrowings (Note 11)	31,300	--
Total Current Liabilities	174,515	131,197

Long-Term Debt	7,100	7,100
Other Long-Term Liabilities	10,319	8,706
Total Non-Current Liabilities	17,419	15,806

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	--	--
Common stock, $0.01 par value, 30,000,000 shares authorized, 20,849,694 and 20,461,333 shares issued at August 4, 2007 and February 3, 2007, respectively	208	205
Additional paid-in capital	88,684	85,396
Treasury stock at cost (4,402,506 and 3,818,356 shares at August 4, 2007 and February 3, 2007, respectively)	(34,396)	(24,414)
Retained earnings	45,153	95,847
Total Stockholders’ Equity	99,649	157,034
Total Liabilities and Stockholders’ Equity	$291,583	$304,037

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Net Sales	$132,802	$121,209	$249,120	$235,095
Cost of products sold (including warehouse
distribution and store occupancy costs)	95,110	86,291	177,669	167,567
Gross Profit	37,692	34,918	71,451	67,528
Operating, selling and administrative expenses	29,331	27,291	56,300	53,882
Depreciation and amortization	3,496	3,574	6,832	7,002
Operating Income	4,865	4,053	8,319	6,644
Interest expense (income), net	64	110	(53)	165
Income before income taxes	4,801	3,943	8,372	6,479
Income tax provision	1,701	1,486	3,161	2,510
Net Income	$3,100	$2,457	$5,211	$3,969

Net Income Per Common Share:
Basic	$0.19	$0.15	$0.32	$0.24
Diluted	$0.19	$0.15	$0.31	$0.23
Weighted Average Common Shares Outstanding:
Basic	16,437	16,434	16,440	16,363
Diluted	16,656	16,901	16,693	16,899

Dividends Declared Per Share (Note 13)	$3.09	$0.08	$3.18	$0.16

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance February 3, 2007	20,461	$205	$85,396	3,818	($24,414)	$95,847	$157,034
Adoption of FIN 48 (Note 12)						(1,987)	(1,987)
Purchase of treasury stock				584	(9,982)		(9,982)
Net income						5,211	5,211
Dividends paid						(53,918)	(53,918)
Issuance of restricted stock	154	1	704				705
Issuance of stock for employee stock purchase plan	8		95				95
Exercise of stock options	226	2	1,136				1,138
Excess tax benefit from stock-based compensation			1,353				1,353
Balance August 4, 2007	20,849	$208	$88,684	4,402	($34,396)	$45,153	$99,649

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty Six Weeks Ended
	August 4, 2007	July 29, 2006
Cash Flows from Operating Activities:
Net income	$5,211	$3,969
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation and amortization	6,832	7,002
Stock-based compensation	705	763
Excess tax benefit from stock based compensation	(1,353)	(2,135)
Gain on disposal of property	(26)	(12)
Deferred income tax benefit	68	(1,555)
Increase in inventories	(17,965)	(4,293)
Increase (decrease) in accounts payable	17,031	(4,388)
Changes in certain other assets and liabilities	(1,686)	(2,506)
Total adjustments	3,606	(7,124)
Net cash provided (used) in operating activities	8,817	(3,155)

Cash Flows from Investing Activities:
Capital expenditures	(6,778)	(6,319)
Proceeds from sale of equipment	--	15
Net cash used in investing activities	(6,778)	(6,304)

Cash Flows from Financing Activities:
Borrowings under credit facilities (Note 11)	33,300	1,700
Repayments under credit facilities	(2,000)	(1,700)
Purchase of treasury stock	(9,982)	(7,221)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	1,233	1,465
Excess tax benefit from stock based compensation	1,353	2,135
Payment of dividends (Note 13)	(53,918)	(2,646)
Net cash used in financing activities	(30,014)	(6,267)

Net decrease in cash and cash equivalents	(27,975)	(15,726)
Cash and cash equivalents at beginning of period	34,121	37,519

Cash and cash equivalents at end of period	$6,146	$21,793
Supplemental Disclosures of Cash Flow Information:
Cash paid during the twenty-six week period for:
Interest	$230	$532
Income taxes, net of refunds	$5,537	$4,792
Supplemental Disclosures of Non Cash Investing Activities:
(Increase) decrease in accrued expenses for capital expenditures	$(796)	$806

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Books-A-Million, Inc. and its subsidiaries (the “Company”) are principally engaged in the sale of books, magazines and related items through a chain of retail bookstores. The Company presently operates 206 bookstores in 20 states and the District of Columbia, which are predominantly located in the southeastern United States. The Company also operates a retail Internet website. The Company presently consists of Books-A-Million, Inc. and its three wholly owned subsidiaries, American Wholesale Book Company, Inc. (“American Wholesale”), American Internet Service, Inc (“AIS”) and Books-A-Million Card Services, Inc. (“Card Services”). All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 8.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification to the prior year amounts in the current year presentation are for amounts reported in the prior year for discontinued operations in the consolidated statements of income that have been reclassified to be consistent with current year presentation.

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

The Company used the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, the Company applied the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased or cancelled after January 29, 2006. In addition, the Company recognizes compensation cost for the portion of awards for which the requisite service had not been rendered (unvested awards) that were outstanding as of January 29, 2006, as the remaining service is rendered. The compensation cost recorded for these awards is based on their grant-date fair value as previously calculated for the pro forma disclosures required by SFAS No. 123.

The Company’s pre-tax compensation cost for stock-based employee compensation was $705,000 ($439,000 net of taxes) and $763,000 ($467,000 net of taxes) for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

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

	Twenty-Six Weeks Ended August 4, 2007
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of period	270	$5.09
Options granted	--	N/A
Options exercised	226	$5.04
Options forfeited	--	N/A
Options outstanding at end of period	44	$5.33
Options exercisable at end of period	44	$5.33

The total intrinsic value of stock options exercised during the twenty-six weeks ended August 4, 2007 was $3,011,000.

The following table summarizes information about stock options outstanding and exercisable under the Stock Option Plan as of August 4, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding at August 4, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at August 4, 2007	Weighted Average Exercise Price
$1.69 - $2.37	11	5.31	$2.31	11	$2.31
$2.68 - $5.85	7	4.50	$3.04	7	$3.04
$6.13 - $9.62	26	6.70	$7.22	26	$7.22
Totals	44	6.01	$5.33	44	$5.33

The aggregate intrinsic value of outstanding options and exercisable options under the Stock Option Plan at August 4, 2007 was $430,000 and $430,000, respectively.

2005 Incentive Award Plan

On June 1, 2005, the stockholders of the Company approved the adoption of the Books-A-Million, Inc. 2005 Incentive Award Plan (the “2005 Plan”) for a total of 300,000 shares. On June 8, 2006, the stockholders of the Company approved an additional 300,000 shares to be awarded under the Plan. An aggregate of 600,000 shares of common stock may be awarded under the 2005 Plan. From June 1, 2005 through August 4, 2007, awards under the 2005 Plan consisted solely of awards of restricted stock.

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

Restricted Stock Table

A combined summary of the status of restricted stock grants to employees and directors under the 2005 Incentive Award Plan and the Executive Incentive Plan is as follows (shares in thousands):

	Twenty-Six Weeks Ended August 4, 2007

	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	281	$11.56
Shares granted	160	$14.16
Shares vested	(3)	$16.00
Shares forfeited	(6)	$13.59
Shares at end of period	432	$16.64

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

As of August 4, 2007, the Company had $3,720,000 of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Stock-based Compensation Expense
2008	$815,000
2009	1,385,000
2010	908,000
2011	396,000
2012	216,000
Total	$3,720,000

The Company received cash from options exercised during the twenty-six weeks ended August 4, 2007 and July 29, 2006 of $1,138,000 and $1,378,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The number of shares of common stock currently reserved under the 2005 Plan for stock-based compensation programs as of August 4, 2007 is 199,727 shares.

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution, using the treasury stock method, which could occur if stock options are exercised or restricted stock granted to employees vested and resulted in an increase of common stock that then shared in the earnings of the Company. Diluted net income per common share has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options and restricted stock, if dilutive, in each of the thirteen week and twenty-six week periods set forth below. A reconciliation of the weighted average shares for basic and diluted net income per common share is as follows:

	For the Thirteen Weeks Ended
	(in thousands)
	August 4, 2007	July 29, 2006
Weighted average shares outstanding:
Basic	16,437	16,434
Dilutive effect of stock options and restricted stock outstanding	219	467
Diluted	16,656	16,901

	For the Twenty-Six Weeks Ended
	(in thousands)
	August 4, 2007	July 29, 2006
Weighted average shares outstanding:
Basic	16,440	16,363
Dilutive effect of stock options and restricted stock outstanding	253	536
Diluted	16,693	16,899

There were no options outstanding to purchase shares of common stock nor shares of restricted stock outstanding as of August 4, 2007 or July 29, 2006 that were anti-dilutive under the treasury stock method. Therefore, no options nor shares of restricted stock were excluded from the table above.

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

We purchase a substantial portion of our magazines, as well as certain of our seasonal music and newspapers from Anderson Media Corporation (“Anderson Media”), an affiliate through common ownership. During the twenty-six weeks ended August 4, 2007 and July 29, 2006, purchases of these items from Anderson Media totaled $15,490,000 and $11,709,000 respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. (“Anderson Press”), an affiliate through common ownership. During the twenty-six weeks ended August 4, 2007 and July 29, 2006, such purchases from Anderson Press totaled $1,260,000 and $550,000, respectively. The Company purchases certain of its greeting cards and gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the twenty-six weeks ended August 4, 2007 and July 29, 2006 were $141,000 and $210,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate through common ownership. The total paid to Anco Far East was $1,292,000 and $1,362,000 during the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $90,000 and $95,000 during the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

The Company sold books to Anderson Media in the amounts of $417,000 and $399,000 during the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. The Company leases the building on a month-to-month basis. During the twenty-six weeks ended August 4, 2007 and July 29, 2006, the Company paid rent of $77,000 and $69,000, respectively, in connection with this lease. Anderson & Anderson LLC (”A&A”), an affiliate through common ownership, also leases two buildings to the Company on a month-to-month basis. During the twenty-six weeks ended August 4, 2007 and July 29, 2006, the Company paid A&A a total of $205,000 and $224,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $0 at August 4, 2007. The Company subleases certain property to Hibbett Sporting Goods, Inc. (”Hibbett”), a sporting goods retailer in the southeastern United States. The Company’s Executive Chairman, Clyde B. Anderson, is a member of Hibbett’s board of directors. During each of the twenty-six weeks ended August 4, 2007 and July 29, 2006, the Company received $95,000 in rent payments from Hibbett.

We share ownership of a plane, which we use in the operation of our business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all of the variable costs, and a portion of the fixed cost of the plane. The total amounts received from affiliated companies for use of the plane during the twenty-six weeks ended August 4, 2007 and July 29, 2006, was $277,000 and $159,000, respectively. The Company also occasionally rents a plane from A&A as well. The amounts paid to A&A for plane rental were $31,000 and $8,000 for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

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

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At August 4, 2007 and February 3, 2007, there were no liabilities related to derivatives classified as other long-term liabilities.

The Company was subject to interest rate fluctuations involving its credit facilities and debt related to an industrial development revenue bond (the “Bond”). However, the Company has used fixed interest rate hedges in the past to manage a portion of this exposure. The Company entered into a $7.5 million interest rate swap in May 1996 that expired on June 7, 2006 and effectively fixed the interest rate on the Bond at 8.73% (the “Bond Hedge”). The Company did not replace the Bond Hedge when it expired.

For the thirteen and twenty-six weeks ended July 29, 2006, an adjustment gain of $7,000 (net of tax provision of $4,000) was recorded as unrealized gains in accumulated other comprehensive income (loss), as detailed in Note 5.

5.	Comprehensive Income

Comprehensive income is net income plus certain other items that are recorded directly to stockholders’ equity. The only such items currently applicable to the Company are the unrealized gains on the hedges explained in Note 4, as follows:

Comprehensive Income (in thousands)	Thirteen Weeks Ended July 29, 2006	Twenty-six Weeks Ended July 29, 2006
Net Income	$2,457	$3,969
Unrealized gains on hedges, net of deferred tax provision of $4	7	7
Total comprehensive income	$2,464	$3,976

Comprehensive income equals net income for the thirteen and twenty-six weeks ended August 4, 2007.

6.	Commitments and Contingencies

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.

From time to time, the Company enters into certain types of agreements that require the Company to indemnify parties against third party claims. Generally, these agreements relate to: (a) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company’s request or otherwise on its behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for the Company to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of the Company, (c) real estate leases, under which the Company may agree to indemnify the lessors for claims arising from the Company’s use of the property, and (d) agreements with the Company’s directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. Currently, no such agreements are in place. The Company has Directors and Officers Liability Insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded because there were no agreements in place to indemnify outside parties as of August 4, 2007 and February 3, 2007.

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

The Company currently utilizes the last-in, first-out (“LIFO”) method of accounting for inventories. The cumulative difference between replacement and current cost of inventory over stated LIFO value is $2.3 million as of August 4, 2007 and $2.1 million as of February 3, 2007. The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value of $220.5 million.

Physical inventory counts are taken throughout the course of the fiscal period and reconciled to the Company’s records. Accruals for inventory shortages are estimated based upon historical shortage results.

Inventory balances at August 4, 2007 and February 3, 2007 were (in thousands):

	August 4, 2007	February 3, 2007
Inventories (at FIFO)	$220,521	$202,327
LIFO reserve	(2,279)	(2,050)
Net inventories	$218,242	$200,277

8.	Business Segments

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

Segment Information (in thousands)	Thirteen Weeks Ended				Twenty-Six Weeks Ended
		August 4, 2007		July 29, 2006	August 4, 2007	July 29, 2006
Net Sales
Retail Trade		$131,556		$119,660	$246,196	$231,894
Electronic Commerce Trade		6,502		5,880	12,641	12,348
Intersegment Sales Elimination		(5,256)		(4,331)	(9,717)	(9,147)
Net Sales		$132,802		$121,209	$249,120	$235,095
Operating Income
Retail Trade		$4,769		$3,894	$8,055	$6,345
Electronic Commerce Trade		311		397	602	630
Intersegment Elimination of Certain Costs		(215)		(238)	(338)	(331)
Total Operating Income		$4,865		$4,053	$8,319	$6,644
					As of August 4, 2007	As of February 3, 2007
Assets
Retail Trade	$		$		$290,724	$303,110
Electronic Commerce Trade					859	927
Intersegment Asset Elimination					--	--
Total Assets	$		$		$291,583	$304,037

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48, effective February, 4, 2007. As a result of the adoption of FIN 48, the Company recorded an increase of $1,987,000 in other long-term liabilities in its consolidated balance sheet for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the February 4, 2007 balance of retained earnings. Please refer to Note 12 for details.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 was issued to provide increased consistency and comparability in fair value measurements. Specifically, SFAS No. 157 creates a significant definition of fair value emphasizing fair value as a market-based measurement. The Company is required to adopt SFAS No. 157 as of the beginning of its fiscal year that begins after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purposes of recognizing previously unrecognized tax benefits. The Company is required to apply the guidance provided in FSP FIN 48-1 upon its adoption of FIN 48 which was as of February 4, 2007. The application of FSP FIN 48-1 has not had a material effect on the Company’s financial position, results of operations, or cash flows.

In June 2007, the Emerging Issues Task Force (EITF) of the FASB ratified their consensus position 06-11 (EITF 06-11), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 provides guidance on how a company should recognize the income tax benefit received on dividends that are paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options charged to retained earnings under FASB Statement 123(R), “Share-Based Payment.” The Company is required to apply the guidance provided in EITF 06-11 prospectively to income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. Early application of EITF 06-11 is permitted for the income tax benefit of dividends on equity-classified employee share-based payment awards that are declared in periods for which financial statements have not yet been issued. The Company has elected early application as of the fiscal quarter ending August 4, 2007. The early application of EITF 06-11 has not had a material effect on the Company’s financial position, results of operation or cash flows.

10.	Discontinued Operations

The Company closed one store during the twenty-six weeks ended July 29, 2006 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market. The store’s sales and operating results for the twenty-six weeks ended July 29, 2006 were not reported as discontinued operations because the impact on the financial statements was immaterial. The Company did not close any stores during the twenty-six weeks ended August 4, 2007 in markets where we do not expect to retain the closed stores’ customers. Prior year amounts were reclassified to conform to the current year presentation.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Debt and Lines of Credit

The Company’s current credit facility allows for unsecured borrowings of up to $100 million for which no principal payments are due until the facility expires in July 2011. Availability under the facility is reduced by outstanding letters of credit issued thereunder. Interest on borrowings under the credit facility is determined based upon applicable LIBOR rates and the Company’s rate spread, which varies depending on the maintenance of certain covenants. The credit facility contains financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. The Company was in compliance with all covenants for the twenty-six weeks ended August 4, 2007 and as of August 4, 2007. As of August 4, 2007 and February 3, 2007 there were outstanding borrowings under this credit facility of $31.3 million and $0, respectively and the face amount of letters of credit issued under the credit facility were $2.7 million and $2.9 million, respectively. The maximum and average outstanding borrowings under the credit facility (excluding letters of credit issued there-under) during the twenty-six weeks ended August 4, 2007 were $34.5 million and $4.9 million, respectively.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to the Bond, which was secured by a mortgage interest in these facilities. As of August 4, 2007 and February 3, 2007, there was $7.1 million of borrowings outstanding, under these arrangements, which bear interest at variable rates (6.32% as of August 4, 2007). The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date. In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the Bond. Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

Net interest for the thirteen weeks ended August 4, 2007 and July 29, 2006 includes interest expense of $326,000 and $239,000, respectively. Net interest for the twenty-six weeks ended August 4, 2007 and July 29, 2006 includes interest expense of $526,000 and $472,000, respectively.

12.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to fiscal 2004. There are no ongoing income tax examinations of any of the open years.

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

The Company adopted the provisions of FIN 48 effective February 4, 2007. As a result of the implementation of FIN 48, the Company recorded an increase of $1,987,000 in other long-term liabilities, including interest and penalties, which was accounted for as a cumulative effect reduction to the February 4, 2007 balance of retained earnings.

As of August 4, 2007, the gross amount of unrecognized tax benefits was $1,509,000, all of which would affect the effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $725,000 in interest and penalties related to unrecognized tax benefits accrued as of August 4, 2007. The Company’s total liability for unrecognized tax benefits, including interest and penalties, as of August 4, 2007 was $2,234,000.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of new audits by federal, state or local jurisdictions, settlement of ongoing audits or the expiration of the statute of limitations related to certain tax periods currently still open with the taxing jurisdictions. The amount of unrecognized tax benefits, including interest and penalties, that would no longer need to be accrued due to the passage of various statutes of limitations in the next 12 months is $470,000. The balance of the unrecognized tax benefits is primarily related to uncertain tax positions for which there are no current ongoing federal or state audits and therefore, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company’s effective tax rate for the twenty-six weeks ended August 4, 2007 was 37.8% versus an effective tax rate of 38.7% for the twenty-six weeks ended July 29, 2006.

13.	Special Dividend

On June 4, 2007, the Company’s board of directors declared a special one-time cash dividend of $3.00 per common share. The dividend was paid on July 5, 2007 to stockholders of record at the close of business on June 20, 2007. A total of $50.9 million was paid on the Company’s 16,958,000 outstanding shares of common stock as a result of the special dividend.

14.	Revenue Recognition

The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. In fiscal 2007, the Company formed a gift card subsidiary, Books-A-Million Card Services, Inc. to administer the Company’s gift card program and to provide a more advantageous legal structure. Breakage income for the thirteen weeks ended August 4, 2007 and July 29, 2006 was $266,000 and $155,000, respectively. Breakage income for the twenty-six weeks ended August 4, 2007 and July 29, 2006 was $439,000 and $273,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in our specific market areas; inflation; economic conditions in general and in our specific market areas; the number of store openings and closings; the profitability of certain product lines and capital expenditures; future liquidity; liability and other claims asserted against us; uncertainties related to the Internet and our Internet initiatives; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

We were founded in 1917 and currently operate 206 retail bookstores, including 179 superstores, concentrated in the southeastern United States.

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

Results of Operations

The following table sets forth statement of income data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	28.4%	28.8%	28.7%	28.7%
Operating, selling and administrative expenses	22.1%	22.5%	22.6%	22.9%
Depreciation and amortization	2.6%	2.9%	2.7%	3.0%
Operating income	3.7%	3.4%	3.4%	2.8%
Interest expense, net	0.1%	0.1%	0.0%	0.0%
Income from continuing operations before income taxes	3.6%	3.3%	3.4%	2.8%
Income tax provision	1.3%	1.3%	1.3%	1.1%
Income from continuing operations	2.3%	2.0%	2.1%	1.7%
Net income	2.3%	2.0%	2.1%	1.7%

The following table sets forth net sales data by segment for the periods presented:

Segment Information (in thousands)

Net Sales	Thirteen Weeks Ended				Twenty-Six Weeks Ended

	August 4, 2007	July 29, 2006	$ Change	% Change	August 4, 2007	July 29, 2006	$ Change	% Change
Retail Trade	$131,556	$119,660	$11,896	9.9%	$246,196	$231,894	$14,302	6.2%
Electronic Commerce Trade	6,502	5,880	622	10.6%	12,641	12,348	293	2.4%
Intersegment Sales Elimination	(5,256)	(4,331)	(925)	(21.4%)	(9,717)	(9,147)	(570)	(6.2%)
Net Sales	$132,802	$121,209	$11,593	9.6%	$249,120	$235,095	$14,025	6.0%

The increase in net sales for the retail trade segment for the thirteen weeks ended August 4, 2007 compared to the thirteen weeks ended July 29, 2006 was primarily due to an increase in comparable store sales, as well as additional sales from an increase in our total number of superstores. Comparable store sales for the thirteen weeks ended August 4, 2007 increased 6.6% when compared with the same thirteen week period for the prior year. The increase in comparable store sales for the thirteen week period was primarily due to sales of Harry Potter and the Deathly Hallows and related gift items, as well as a strong performance in our best sellers and Summer sale lineup. For the twenty-six weeks ended August 4, 2007 compared to the twenty-six weeks ended July 29, 2006, the increase in net sales for the retail trade segment was also due to an increase in comparable store sales as well as additional sales from an increase in our total number of superstores. During the twenty-six weeks ended August 4, 2007, we opened two superstores. The increase in net sales for the electronic commerce segment was primarily due to higher sales driven by Harry Potter and the Deathly Hallows as well as a strong performance in our business-to-business sales.

Gross profit increased $2.8 million, or 7.9%, to $37.7 million in the thirteen weeks ended August 4, 2007 when compared with $34.9 million in the same thirteen week period for the prior year. For the twenty-six weeks ended August 4, 2007, gross profit increased $4.0 million, or 5.8%, to $71.5 million from $67.5 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended August 4, 2007 and July 29, 2006 was 28.4% and 28.8% respectively. Gross Profit as a percentage of net sales for the twenty-six weeks ended August 4, 2007 and July 29, 2006 was 28.7% and 28.7% respectively. The decrease in gross profit as a percentage of net sales for the thirteen week period ended August 4, 2007 was primarily due to the discounting of Harry Potter and the Deathly Hallows.

Operating, selling and administrative expenses were $29.3 million in the thirteen weeks ended August 4, 2007, compared to $27.3 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended August 4, 2007 decreased to 22.1% from 22.5% in the same period last year. The decrease in operating, selling and administrative expenses stated as a percentage of sales for the thirteen-week period ended August 4, 2007 was primarily due to the strong comparable store sales for the period, as well as improvements in store selling and corporate expenses. For the twenty-six weeks ended August 4, 2007, operating, selling and administrative expenses were $56.3 million compared to $53.9 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the twenty six weeks ended August 4, 2007 decreased to 22.6% from 22.9% from the same period last year. The decrease in operating, selling and administrative expenses as a percentage of net sales for the twenty-six week period ended August 4, 2007 was also primarily due to the strong comparable store sales for the period, as well as improvements in store selling and corporate expenses.

Depreciation and amortization decreased 2.2% to $3.5 million in the thirteen week period ended August 4, 2007 compared to $3.6 million in the same period last year. In the twenty-six week period ended August 4, 2007 depreciation decreased 2.4% to $6.8 million from $7.0 million in the same period last year. Decrease in depreciation and amortization expense was due to capital expenditures made in prior years becoming fully depreciated in the current period. The higher capital expenditures in previous years were due to more new store openings and a more aggressive remodel program in the prior years.

The following table sets forth operating income data by segment for the periods presented:

Segment Information (in thousands)

Operating Income	Thirteen Weeks Ended				Twenty-Six Weeks Ended

	August 4, 2007	July 29, 2006	$ Change	% Change	August 4, 2007	July 29, 2006	$ Change	% Change
Retail Trade	$4,769	$3,894	$875	22.5%	$8,055	$6,345	$1,710	27.0%
Electronic Commerce Trade	311	397	(86)	(21.7%)	602	630	(28)	(4.4%)
Intersegment Elimination of Certain Costs	(215)	(238)	23	9.7%	(338)	(331)	(7)	(2.1%)
Total Operating Income	$4,865	$4,053	$812	20.0%	$8,319	$6,644	$1,675	25.2%

The improvement in operating results for the retail trade segment for the thirteen week and twenty-six periods ended August 4, 2007 was due to higher retail sales, as well as lower store selling expenses as a percentage of sales versus the same thirteen and twenty-six week periods in the prior year. Operating results for the electronic commerce segment for the thirteen week and twenty-six week periods ended August 4, 2007 decreased compared with the same period last year primarily due to increased warehouse handling costs.

Net interest expense was $0.1 million in the thirteen weeks ended August 4, 2007 versus $0.1 million in the same period last year and $0.0 million in the twenty-six weeks ended August 4, 2007 versus $0.2 million in the same period last year. While interest expense has increased due to higher average debt balances in the current year, increases in interest income offset this increase due to higher average invested cash balances during the period, resulting in lower net interest expense.

We closed one store during the twenty-six weeks ended July 29, 2006 in a market where we do not expect to retain the closed stores’ customers at another store in the same market. The store’s sales and operating results for the twenty-six weeks ended July 29, 2006 were not reported as discontinued operations because the impact on the financial statements was immaterial. We did not close any stores during the twenty-six weeks ended August 4, 2007 in markets where we do not expect to retain the closed stores’ customers.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility. We have an unsecured revolving credit facility that allows borrowings of up to $100 million, for which no principal repayments are due until the facility expires in July 2011. The credit facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. We were in compliance with all of the covenants, including the minimum fixed charge coverage ratio, as of August 4, 2007. As of August 4, 2007 and February 3, 2007 there were outstanding borrowings under this credit facility of $31.3 million and $0, respectively and the face amount of letters of credit issued under the credit facility were $2.7 million and $2.9 million, respectively. The maximum and average outstanding balances during the thirteen weeks ended August 4, 2007 were $34.5 million and $14.8 million, respectively, compared to $0 and $0, respectively for the same period in the prior year. The maximum and average outstanding balances during the twenty-six weeks ended August 4, 2007 were $34.5 million and $4.9 million, respectively, compared to $1.7 million and $29,000, respectively for the same period in the prior year. The increase in the maximum and average outstanding balances from the prior year was due to borrowing associated with the special dividend and share repurchase program.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to the Bond, which was secured by a mortgage interest in these facilities. As of August 4, 2007 and February 3, 2007, there was $7.1 million of borrowings outstanding, under these arrangements, which bear interest at variable rates (6.32% as of August 4, 2007). The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date. In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the Bond. Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

On June 4, 2007, our board of directors declared a special one-time cash dividend of $3.00 per common share. The dividend was paid on July 5, 2007, to stockholders of record at the close of business on June 20, 2007.

A total of $50.9 million was paid on our 16,958,000 outstanding shares of common stock as a result of the special dividend. At this time, the Company does not believe that the dividend includes any return of capital to stockholders and will therefore be taxable to its stockholders at the dividend tax rate. The Company will continue to evaluate the treatment of the special dividend and will inform its stockholders should it determine that any part of the special dividend is, in fact, a return of capital.

Financial Position

Inventory balances were $218.2 million as of August 4, 2007 compared to $200.3 million as of February 3, 2007. The inventory increase was primarily due to seasonal fluctuations in inventory. Inventory levels are generally the lowest at the end of the fiscal year due to large post holiday returns to vendors. Trade accounts payable balances were $97.1 million as of August 4, 2007 compared to $83.4 million as of February 3, 2007. The increase in accounts payable was primarily due to an increase in inventory. Accrued expenses were $36.0 million as of August 4, 2007 compared to $38.6 million as of February 3, 2007. Accrued expenses decreased primarily due to payment of fiscal 2007 management bonuses in the first quarter of fiscal 2008 and redemption of gift cards sold to customers during the fourth quarter of fiscal 2007.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at August 4, 2007 (in thousands):

Payments Due Under Contractual Obligations
	Total	FY 2008	FY 2009	FY 2010	FY 2011	FY 2012	Thereafter
Short-term borrowings	$31,300	$31,300	$ --	$ --	$ --	$ --	$ --
Long-term debt -industrial revenue bond	7,100	--	--	--	--	7,100	--
Subtotal of debt	38,400	31,300	--	--	--	7,100	--
Operating leases	132,049	16,844	28,566	22,966	18,162	12,784	32,727
Total of obligations	$170,449	$48,144	$28,566	$22,966	$18,162	$19,884	$32,727

Guarantees

From time to time, we enter into certain types of agreements that require us to indemnify parties against third-party claims. Generally, these agreements relate to: (a) agreements with vendors and suppliers, under which we may provide customary indemnification to our vendors and suppliers in respect of actions they take at our request or otherwise on our behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for us to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on our behalf, (c) real estate leases, under which we may agree to indemnify the lessors for claims arising from our use of the property, and (d) agreements with our directors, officers and employees, under which we may agree to indemnify such persons for liabilities arising out of their relationship with us. Currently, no such agreements are in place. We maintain Directors and Officers Liability Insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by us with respect to our directors and officers up to specified limits and subject to certain deductibles.

The nature and terms of these types of indemnities vary. The events or circumstances that would require us to perform under these indemnities are transaction and circumstance specific. Historically, we have not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded because there were no agreements in place to indemnify outside parties as of August 4, 2007 and February 3, 2007.

Cash Flows

Operating activities provided cash of $8.8 million and used cash of $3.2 million in the twenty-six week periods ended August 4, 2007 and July 29, 2006, respectively, and included the following effects:

•

Cash used for inventories in the twenty-six week periods ended August 4, 2007 and July 29, 2006 was $18.0 million and $4.3 million, respectively. The higher usage was primarily due to lower inventory balances at the end of fiscal 2007 versus the prior fiscal year and higher inventory levels at our warehouses in preparation for new store openings in the second half of fiscal 2008.

•

Cash provided (used) for accounts payable in the twenty-six week periods ended August 4, 2007 and July 29, 2006 was $17.0 million and $(4.4) million, respectively. The change versus the prior year was due to the timing of payments for merchandise purchases from vendors.

•

Depreciation and amortization expenses were $6.8 million and $7.0 million, respectively in the twenty-six week periods ended August 4, 2007 and July 29, 2006. The decrease in depreciation and amortization expense was due to the impact of certain assets becoming fully depreciated during the prior year.

Cash flows used in investing activities reflected a $6.8 million and $6.3 million net use of cash for the twenty-six week periods ended August 4, 2007 and July 29, 2006, respectively. Cash was used primarily to fund capital expenditures for new stores, store relocations, renovation and improvements to existing stores, and investments in management information systems.

Financing activities used cash of $30.0 million and $6.3 million in the twenty-six week periods ended August 4, 2007 and July 29, 2006, respectively. Financing activities used cash in the twenty-six week period ended August 4, 2007 primarily for dividend payments ($53.9 million) and to purchase treasury stock ($10.0 million), partially offset by net borrowings on the revolving credit facility ($31.3 million). Financing activities used cash in the twenty-six week period ended July 29, 2006 primarily to purchase treasury stock ($7.2 million) and for dividend payments ($2.6 million).

Outlook

During the thirteen weeks ended August 4, 2007, we opened one store. During the remainder of fiscal 2008, we expect to open five to seven stores, complete remodels on approximately eight to ten stores, and close two to three stores. Our capital expenditures totaled $7.6 million in the twenty-six week period ended August 4, 2007. Management estimates that capital expenditures for the remainder of fiscal 2008 will be approximately $14.9 million, and that such amounts will be used primarily for opening new stores, relocating existing stores, renovating and improving existing stores, upgrading and expanding warehouse distribution facilities, and investing in management information systems. Management believes that existing cash on hand and net cash from operating activities, together with borrowings under our credit facilities, will be adequate to finance our planned capital expenditures and meet our working capital requirements for the remainder of fiscal 2008.

Related Party Activities

Charles C. Anderson, a former director, Terry C. Anderson, a director, and Clyde B. Anderson, a director and officer have controlling ownership interests in other entities with which we conduct business. Significant transactions between us and these various other entities (“related parties”) are summarized in the following paragraphs.

We purchase a substantial portion of our magazines as well as certain of our seasonal music and newspapers from Anderson Media Corporation (“Anderson Media”), an affiliate through common ownership. During the twenty-six weeks ended August 4, 2007 and July 29, 2006, purchases of these items from Anderson Media totaled $15,490,000 and $11,709,000 respectively. We purchase certain of our collectibles and books from Anderson Press, Inc. (“Anderson Press”), an affiliate through common ownership. During the twenty-six weeks ended August 4, 2007 and July 29, 2006, such purchases from Anderson Press totaled $1,260,000 and $550,000, respectively. We purchase certain of our greeting cards and gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the twenty-six weeks ended August 4, 2007 and July 29, 2006 were $141,000 and $210,000, respectively. We utilize import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate through common ownership. The total paid to Anco Far East was $1,292,000 and $1,362,000 during the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $90,000 and $95,000 during the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

We sold books to Anderson Media in the amounts of $417,000 and $399,000 during the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

We lease our principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. We lease the building on a month-to-month basis. During the twenty-six weeks ended August 4, 2007 and July 29, 2006, we paid rent of $77,000 and $69,000, respectively, in connection with this lease. Anderson & Anderson LLC (”A&A”), an affiliate through common ownership, also leases two buildings to us on a month-to-month basis. During the twenty-six weeks ended August 4, 2007 and July 29, 2006, we paid A&A a total of $205,000 and $224,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $0 at August 4, 2007. We sublease certain property to Hibbett Sporting Goods, Inc. (”Hibbett”), a sporting goods retailer in the southeastern United States. Our Executive Chairman, Clyde B. Anderson, is a member of Hibbett’s board of directors. During each of the twenty-six weeks ended August 4, 2007 and July 29, 2006, we received $95,000 in rent payments from Hibbett.

We share ownership of a plane, which we use in the operation of our business, with an affiliated company. We rent the plane to affiliated companies at rates that cover all of the variable costs, and a portion of the fixed cost of the plane. The total amounts received from affiliated companies for use of the plane during the twenty-six weeks ended August 4, 2007 and July 29, 2006, was $277,000 and $159,000, respectively. We also occasionally rent a plane from A&A as well. The amounts paid to A&A for plane rental were $31,000 and $8,000 for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management Discussion and Analysis section of our Form 10-K for the year ended February 3, 2007 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the twenty-six weeks ended August 4, 2007.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards ( “SFAS”) No. 109. “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 effective February, 4, 2007. As a result of the adoption of FIN 48 we recorded an increase of $1,987,000 in other long-term liabilities in our consolidated balance sheet for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the February 4, 2007 balance of retained earnings. Please refer to Note 12 of the accompanying Notes to Condensed Consolidated Financial Statements for details.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 was issued to provide increased consistency and comparability in fair value measurements. Specifically, SFAS No. 157 creates a significant definition of fair value emphasizing fair value as a market-based measurement. We are required to adopt SFAS No. 157 as of the beginning of our fiscal year that begins after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The fair value option is generally applied on an instrument-by-instrument basis and may be elected for a single item without electing other identical items, even if issued in a single transaction. We are required to adopt SFAS No. 159 as of the beginning of our fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material effect on our financial position, results of operations or cash flows.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purposes of recognizing previously unrecognized tax benefits. The Company is required to apply the guidance provided in FSP FIN 48-1 upon its adoption of FIN 48 which was as of February 4, 2007. The application of FSP FIN 48-1 has not had a material effect on the Company’s financial position, results of operations, or cash flows.

In June 2007, the Emerging Issues Task Force (EITF) of the FASB ratified their consensus position 06-11 (EITF 06-11), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 provides guidance on how a company should recognize the income tax benefit received on dividends that are paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options charged to retained earnings under FASB Statement 123(R), “Share-Based Payment.” The Company is required to apply the guidance provided in EITF 06-11 prospectively to income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. Early application of EITF 06-11 is permitted for the income tax benefit of dividends on equity-classified employee share-based payment awards that are declared in periods for which financial statements have not yet been issued. The Company has elected early application as of the fiscal quarter ending August 4, 2007. The early application of EITF 06-11 has not had a material effect on the Company’s financial position, results of operation or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are subject to interest rate fluctuations involving our credit facilities and debt related to the Bond. To illustrate the sensitivity of the results of operations to changes in interest rates on our debt, we estimate that a 66% increase or decrease in LIBOR rates would have changed interest expense by $204,000 for the thirteen weeks ended August 4, 2007 due to average debt of $21,900,000. For the twenty-six week period, our average debt was $12,000,000. Similar changes in interest rates would result in additional interest expense of $223,000. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and our board of directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

We are party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations, or cash flows.

Item 1A: Risk Factors

There have been no material changes from the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Form 10-K for the fiscal year ended February 3, 2007. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

On June 8, 2006, our board of directors approved a new stock repurchase program (the “2006 Repurchase Program”) to replace the 2004 Repurchase Program. Pursuant to the 2006 Repurchase Program, we are authorized to purchase up to $10 million of our common stock. On August 23, 2006, our board of directors amended the 2006 Repurchase Program to authorize the repurchase of up to an additional $25 million of shares of our common stock. The following table shows common stock repurchases under the program during the thirteen weeks ended August 4, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value Of Shares that May Yet Be Purchased Under the Program at End of Period
May 6, 2007 through June 2, 2007	--	--	--	$30,600,000
June 3, 2007 through July 7, 2007	179,000	$18.63	179,000	$27,271,000
July 8, 2007 through August 4, 2007	405,000	$16.41	405,000	$20,618,000
Total	584,000	$17.09	584,000	$20,618,000

As of August 4, 2007, we may purchase up to $20.6 million of additional shares of our common stock under the 2006 Repurchase Program.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security-Holders

At the Annual Meeting of Stockholders held on May 29, 2007, the following proposal was submitted to the stockholders with the following results:

Proposal 1. To elect the following two persons to a class of directors to serve a three-year term expiring in 2010:

Election of	Number of Votes	Number of Votes	Number of Votes	Number of
	Cast For	Cast Against	Abstaining	Broker Non-Votes
J. Barry Mason	15,190,702	391,113	0	0
William H. Rogers, Jr.	15,190,314	391,501	0	0

In addition to the directors elected above, the following directors’ terms of office continued after the meeting:

•	Albert C. Johnson (term expiring 2008)
•	Terry C. Anderson (term expiring 2008)
•	Clyde B. Anderson (term expiring 2009)
•	Sandra B. Cochran (term expiring 2009)
•	Ronald G. Bruno (term expiring 2009)

No other matters were voted on at the Annual Meeting

Item 5: Other Information

None

Item 6: Exhibits

(A)	Exhibits

Exhibit 3.1 Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Capital Registration No. 33-52256)

Exhibit 3.2 By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Capital Registration No. 33-52256))

Exhibit 10.1 Sixth Amendment to Credit Agreement, dated as of June 11, 2007, between the Registrant and Bank of America N.A., Sun Trust Bank N.A., Wells Fargo Bank, N.A., Wachovia Bank N.A. and Regions Bank N.A. (incorporated herein by reference to Exhibit 10.01 to the Registrant’s Form 8-K filed on June 13, 2007)

Exhibit 10.2 First Amendment to Bond Agreement, dated as of June 18, 2007, between the Registrant and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.01 to the Registrant’s Form 8K filed on June 19, 2007

Exhibit 31.1 Certification of Clyde B. Anderson, Executive Chairman of the Board of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Exhibit 31.2 Certification of Sandra B. Cochran, President and Chief Executive Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Exhibit 31.3 Certification of Douglas G. Markham, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Exhibit 32.1 Certification of Clyde B. Anderson, Executive Chairman of the Board of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 Certification of Sandra B. Cochran, President and Chief Executive Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350

Exhibit 32.3 Certification of Douglas G. Markham, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BOOKS-A-MILLION, INC.

Date: September 13, 2007	by:/s/ Clyde B. Anderson
Clyde B. Anderson
Executive Chairman of the Board

Date: September 13, 2007	by:/s/ Sandra B. Cochran
Sandra B. Cochran
President and Chief Executive Officer

Date: September 13, 2007	by:/s/ Douglas G. Markham
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

Date: September 13, 2007

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

Date: September 13, 2007

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

Date: September 13, 2007

/s/ Douglas G. Markham
Douglas G. Markham
Chief Financial Officer

Exhibit 32.1

Certification of Executive Chairman of the Board

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the “Company”) hereby certifies, to the best of such officer’s knowledge, that:

(i)           the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended August 4, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)          the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 13, 2007

/s/ Clyde B. Anderson
Clyde B. Anderson
Executive Chairman of the Board

Exhibit 32.2

Certification of President and Chief Executive Officer

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the “Company”) hereby certifies, to the best of such officer’s knowledge, that:

(i)           the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended August 4, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)          the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 13, 2007

/s/ Sandra B. Cochran
Sandra B. Cochran
President and Chief Executive Officer

Exhibit 32.3

Certification of Chief Financial Officer

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Books-A-Million, Inc. (the “Company”) hereby certifies, to the best of such officer’s knowledge, that:

(i)           the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended August 4, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)          the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 13, 2007

/s/ Douglas G. Markham
Douglas G. Markham
Chief Financial Officer