Form 10-Q
period 2007-11-03
BOOKS A MILLION INC
filed 2007-12-12
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: November 3, 2007

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

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of December 4, 2007 were 15,916,425 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share and share amounts)

	As of November 3, 2007 (Unaudited)	As of February 3, 2007 (Audited)
ASSETS Current Assets:
Cash and cash equivalents	$8,092	$34,121
Accounts receivable, net	6,420	7,524
Related party receivables	2,286	2,647
Inventories	251,310	200,277
Prepayments and other	5,130	4,365
Total Current Assets	273,238	248,934

Property and Equipment:
Gross property and equipment	221,517	210,974
Less accumulated depreciation and amortization	168,386	159,503
Net Property and Equipment	53,131	51,471

Deferred Income Taxes	3,074	2,031
Other Assets	1,546	1,601
Total Assets	$330,989	$304,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$120,029	$83,419
Related party accounts payable	5,779	2,988
Accrued expenses	38,887	38,584
Accrued income taxes	--	2,714
Deferred income taxes	3,714	3,492
Short-term borrowings (Note 11)	51,000	--
Total Current Liabilities	219,409	131,197

Long-Term Debt	7,100	7,100
Other Long-Term Liabilities	10,555	8,706
Total Non-Current Liabilities	17,655	15,806

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	--	--
Common stock, $0.01 par value, 30,000,000 shares authorized, 20,850,444 and 20,461,333 shares issued at November 3, 2007 and February 3, 2007, respectively	209	205
Additional paid-in capital	89,379	85,396
Treasury stock at cost (4,737,286 and 3,818,356 shares at November 3, 2007 and February 3, 2007, respectively)	(38,787)	(24,414)
Retained earnings	43,124	95,847
Total Stockholders’ Equity	93,925	157,034
Total Liabilities and Stockholders’ Equity	$330,989	$304,037

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

Net Sales	$117,696	$110,692	$366,816	$345,787
Cost of products sold (including warehouse
distribution and store occupancy costs)	85,601	81,605	263,270	249,171
Gross Profit	32,095	29,087	103,546	96,616
Operating, selling and administrative expenses	29,075	26,165	85,375	80,047
Gain on insurance recovery	--	163	--	163
Depreciation and amortization	3,544	3,399	10,376	10,402
Operating Income (loss)	(524)	(314)	7,795	6,330
Interest expense, net	793	64	740	229
Income (loss) before income taxes	(1,317)	(378)	7,055	6,101
Income tax provision (benefit)	(762)	(177)	$2,399	$2,333
Net Income (loss)	$(555)	$(201)	$4,656	$3,768

Net Income (loss) Per Common Share:
Basic	$(0.03)	(0.01)	$0.29	$0.23
Diluted	$(0.03)	(0.01)	$0.28	$0.23
Weighted Average Common Shares Outstanding:
Basic	15,993	16,312	16,291	16,346
Diluted	15,993	16,312	16,512	16,826

Dividends Declared Per Share (Note 13)	$0.09	$0.08	$3.27	$0.24

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance February 3, 2007	20,461	$205	$85,396	3,818	$(24,414)	95,847	$157,034
Adoption of FIN 48 (Note 12)						(1,987)	(1,987)
Purchase of treasury stock				919	(14,373)		(14,373)
Net income						4,656	4,656
Dividends paid						(55,392)	(55,392)
Issuance of restricted stock	155	2	1,120				1,122
Issuance of stock for employee stock purchase plan	8	-	95				95
Exercise of stock options	226	2	1,136				1,138
Excess tax benefit from stock-based compensation	-	-	1,632				1,632
Balance November 3, 2007	20,850	$209	$89,379	4,737	$(38,787)	$43,124	$93,925

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty Nine Weeks Ended
	November 3, 2007	October 28, 2006
Cash Flows from Operating Activities:
Net income	$4,656	$3,768
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation and amortization	10,376	10,402
Stock-based compensation	1,122	1,082
Excess tax benefit from stock based compensation	(1,632)	(2,570)
(Gain) Loss on disposal of property	112	(12)
Deferred income tax benefit	(821)	(1,592)
Increase in inventories	(51,033)	(24,198)
Increase in accounts payable	39,401	11,126
Changes in certain other assets and liabilities	(164)	(3,215)
Total adjustments	(2,639)	(8,978)
Net cash provided (used) in operating activities	2,017	(5,210)

Cash Flows from Investing Activities:
Capital expenditures	(12,146)	(11,628)
Proceeds from sale of equipment	--	15
Net cash used in investing activities	(12,146)	(11,613)

Cash Flows from Financing Activities:
Borrowings under credit facilities (Note 11)	114,370	1,050
Repayments under credit facilities	(63,370)	(1,050)
Purchase of treasury stock	(14,373)	(7,470)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	1,233	1,760
Excess tax benefit from stock based compensation	1,632	2,570
Payment of dividends (Note 13)	(55,392)	(3,971)
Net cash used in financing activities	(15,900)	(7,111)

Net decrease in cash and cash equivalents	(26,029)	(23,934)
Cash and cash equivalents at beginning of period	34,121	37,519

Cash and cash equivalents at end of period	$8,092	$13,585
Supplemental Disclosures of Cash Flow Information:
Cash paid during the thirty-nine week period for:
Interest	$1,261	$532
Income taxes, net of refunds	$6,634	$7,120
Supplemental Disclosures of Non Cash Investing Activities:
Decrease in accrued expenses for capital expenditures	$135	$526

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Books-A-Million, Inc. and its subsidiaries (collectively, the “Company”) are principally engaged in the sale of books, magazines and related items through a chain of retail bookstores. The Company presently operates 210 bookstores in 20 states and the District of Columbia, which are predominantly located in the southeastern United States. The Company also operates a retail Internet website. The Company presently consists of Books-A-Million, Inc. and its three wholly owned subsidiaries, American Wholesale Book Company, Inc. (“American Wholesale”), American Internet Service, Inc (“AIS”) and Books-A-Million Card Services, Inc. (“Card Services”). All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 8.

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

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended February 3, 2007 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification of the prior year amounts in the current year presentation are for amounts reported in the prior year for discontinued operations in the consolidated statements of income that have been reclassified to be consistent with current year presentation.

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

The Company used the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, the Company applied the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased or canceled after January 29, 2006. In addition, the Company recognizes compensation cost for the portion of awards for which the requisite service had not been rendered (unvested awards) that were outstanding as of January 29, 2006, as the remaining service is rendered. The compensation cost recorded for these awards is based on their grant-date fair value as previously calculated for the pro forma disclosures required by SFAS No. 123.

The Company’s pre-tax compensation cost for stock-based employee compensation was $1,122,000 ($694,000 net of taxes) and $1,082,000 ($668,000 net of taxes) for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Option Plan

In April 1999, the Company adopted the Amended and Restated Employee Stock Purchase Plan (the “Stock Option Plan”) which provided for option grants to executive officers, directors, and key employees. Upon the approval of the Books-A-Million, Inc. 2005 Incentive Award Plan by the Company’s stockholders at the Company’s annual meeting held in June 2005, the board of directors determined that no more awards would be made under the Stock Option Plan. Options previously issued under the Stock Option Plan remain valid. All options granted prior to January 9, 2001 vested over a five-year period and expired on the sixth anniversary of the date of grant, and all options granted on and after January 9, 2001 vest over a three-year period and expire on the tenth anniversary of the date of grant. All options have exercise prices equal to the fair market value of the Company’s common stock on the date of grant. A summary of the status of the Stock Option Plan is as follows (shares in thousands):

	Thirty-Nine Weeks Ended November 3, 2007
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of period	270	$5.09
Options granted	--	N/A
Options exercised	226	$5.04
Options forfeited	--	N/A
Options outstanding at end of period	44	$5.33
Options exercisable at end of period	44	$5.33

The total intrinsic value of stock options exercised during the thirty-nine weeks ended November 3, 2007 was $3,011,000.

The following table summarizes information about stock options outstanding and exercisable under the Stock Option Plan as of November 3, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding at November 3, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at November 3, 2007	Weighted Average Exercise Price
$1.69 - $2.37	11	5.06	$2.31	11	$2.31
$2.68 - $5.85	7	4.25	$3.04	7	$3.04
$6.13 - $9.62	26	6.45	$7.22	26	$7.22
Totals	44	5.76	$5.33	44	$5.33

The aggregate intrinsic value of outstanding options and exercisable options under the Stock Option Plan at November 3, 2007 was $326,000 and $326,000, respectively.

2005 Incentive Award Plan

On June 1, 2005, the stockholders of the Company approved the adoption of the Books-A-Million, Inc. 2005 Incentive Award Plan (the “2005 Plan”) for a total of 300,000 shares. On June 8, 2006, the stockholders of the Company approved an additional 300,000 shares to be awarded under the 2005 Plan. An aggregate of 600,000 shares of common stock may be awarded under the 2005 Plan. From June 1, 2005 through November 3, 2007, awards under the 2005 Plan have consisted solely of awards of restricted stock.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There are two types of restricted stock awards to employees. The first type of restricted stock award is “career based shares.” Career based shares are completely unvested until the last day of the fifth fiscal year after the date of grant, whereupon such career based shares vest in full if the employee who received the grant is then employed by the Company. The compensation expense for these shares is recognized ratably over the five-year requisite service period. The second type of restricted stock award is “performance based shares.” Performance based shares are earned based on the achievement of certain pre-established performance goals for the fiscal year in which they are granted. If the performance goals are met, the performance based shares vest in 50% increments at the end of the first and second fiscal years after the fiscal year in which they were granted if the employee who received the grant is then employed by the Company. Compensation expense for these shares is recognized ratably over the period beginning on the date the Company determines that it is probable the performance goals will be achieved and ending on the last day of the vesting period.

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

Executive Incentive Plan

The Company maintains an Executive Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for awards to certain executive officers of either cash or shares of restricted stock. The Company has always issued awards under the Incentive Plan in the form of restricted stock. Issuance of restricted stock awards under the Incentive Plan is based on the Company achieving pre-established performance goals during a three consecutive fiscal year performance period. Awards issued under the Incentive Plan for a particular performance period vest on the third anniversary of the last day of such performance period if the recipient remains employed by the Company on such vesting date. Awards under the Incentive Plan are expensed ratably over the period from the date that the issuance of such awards becomes probable through the end of the restriction period. There will be no future awards under the Incentive Plan.

Restricted Stock Table

A combined summary of the status of restricted stock grants to employees and directors under the 2005 Plan and the Incentive Plan is as follows (shares in thousands):

	Thirty-Nine Weeks Ended November 3, 2007

	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	281	$11.56
Shares granted	161	$14.16
Shares vested	(4)	$14.26
Shares forfeited	(6)	$13.59
Shares at end of period	432	$12.52

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

As of November 3, 2007, the Company had $3,108,000 of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Stock-based Compensation Expense
2008	$344,000
2009	1,243,000
2010	901,000
2011	404,000
2012	216,000
Total	$3,108,000

The Company received cash from options exercised during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 of $1,138,000 and $1,673,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The number of shares of common stock currently reserved under the 2005 Plan for stock-based awards as of November 3, 2007 is 198,227 shares.

2.	Net Income (loss) Per Common Share

Basic net income (loss) per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution, using the treasury stock method, which could occur if stock options are exercised or restricted stock granted to employees vested and resulted in an increase of common stock that then shared in the earnings of the Company. Diluted net income (loss) per common share has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options and restricted stock, if dilutive, in each of the thirteen week and thirty-nine week periods set forth below. A reconciliation of the weighted average shares for basic and diluted net income (loss) per common share is as follows:

	For the Thirteen Weeks Ended
	(in thousands)
	November 3, 2007	October 28, 2006
Weighted average shares outstanding:
Basic	15,993	16,312
Dilutive effect of stock options and restricted stock outstanding	--	--
Diluted	15,993	16,312

	For the Thirty-Nine Weeks Ended
	(in thousands)
	November 3, 2007	October 28, 2006
Weighted average shares outstanding:
Basic	16,291	16,346
Dilutive effect of stock options and restricted stock outstanding	221	480
Diluted	16,512	16,826

There were no options outstanding to purchase shares of common stock nor shares of restricted stock outstanding as of November 3, 2007 or October 28, 2006 that were anti-dilutive under the treasury stock method. Therefore, no options nor shares of restricted stock were excluded from the table above.

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

We purchase a substantial portion of our magazines, as well as certain of our seasonal music and newspapers from Anderson Media Corporation (“Anderson Media”), an affiliate through common ownership. During the thirty-nine weeks ended November 3, 2007 and October 28, 2006, purchases of these items from Anderson Media totaled $23,201,000 and $18,054,000 respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. (“Anderson Press”), an affiliate through common ownership. During the thirty-nine weeks ended November 3, 2007 and October 28, 2006, such purchases from Anderson Press totaled $1,775,000 and $1,103,000, respectively. The Company purchases certain of its greeting cards and gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 were $222,000 and $303,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate through common ownership. The total paid to Anco Far East was $2,622,000 and $1,884,000 during the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $184,000 and $132,000 during the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

The Company sold books to Anderson Media in the amounts of $1,364,848 and $838,000 during the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. The Company leases the building on a month-to-month basis. During the thirty-nine weeks ended November 3, 2007 and October 28, 2006, the Company paid rent of $116,000 and $103,000, respectively, in connection with this lease. Anderson & Anderson LLC (“A&A”), an affiliate through common ownership, also leases two buildings to the Company on a month-to-month basis. During the thirty-nine weeks ended November 3, 2007 and October 28, 2006, the Company paid A&A a total of $323,000 and $336,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $0 at November 3, 2007. The Company subleases certain property to Hibbett Sporting Goods, Inc. (“Hibbett”), a sporting goods retailer in the southeastern United States. The Company’s Executive Chairman, Clyde B. Anderson, is a member of Hibbett’s board of directors. During each of the thirty-nine weeks ended November 3, 2007 and October 28, 2006, the Company received $159,000 and $143,000, respectively, in rent payments from Hibbett.

We share ownership of a plane, which we use in the operation of our business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all of the variable costs, and a portion of the fixed costs of the plane. The total amounts received from affiliated companies for use of the plane during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was $226,000 and $284,000, respectively. The Company also occasionally rents a plane from A&A as well. The amounts paid to A&A for plane rental were $44,000 and $9,000 for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

4.	Derivative and Hedging Activities

The Company was subject to interest rate fluctuations involving its credit facility and debt related to an industrial development revenue bond (the “Bond”). However, the Company has used fixed interest rate hedges in the past to manage a portion of this exposure. The Company entered into a $7.5 million interest rate swap in May 1996 that expired on June 7, 2006 and effectively fixed the interest rate on the Bond at 8.73% (the “Bond Hedge”). The Company did not replace the Bond Hedge when it expired.

For the thirteen and thirty-nine weeks ended October 28, 2006, adjustment gains of $0 (net of tax provision $0) and $7,000 (net of tax provision of $4,000), respectively, were recorded as unrealized gains in accumulated other comprehensive income (loss), as detailed in Note 5.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Comprehensive Income (loss)

Comprehensive income (loss) is net income (loss) plus certain other items that are recorded directly to stockholders’ equity. The only such items currently applicable to the Company are the unrealized gains on the hedges explained in Note 4, as follows:

Comprehensive Income (loss) (in thousands)	Thirteen Weeks Ended October 28, 2006	Thirty-Nine Weeks Ended October 28, 2006
Net Income (loss)	$(201)	$3,768
Unrealized gains on hedges, net of deferred tax provision of $4	--	7
Total comprehensive income (loss)	$(201)	$3,775

Comprehensive income (loss) equals net income (loss) for the thirteen and thirty-nine weeks ended November 3, 2007.

6.	Commitments and Contingencies

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

The Company currently utilizes the last-in, first-out (“LIFO”) method of accounting for inventories. The cumulative difference between replacement and current cost of inventory over stated LIFO value is $2.4 million as of November 3, 2007 and $2.1 million as of February 3, 2007. The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value of $253.7 million as of November 3, 2007.

Physical inventory counts are taken throughout the course of the fiscal period and reconciled to the Company’s records. Accruals for inventory shortages are estimated based upon historical shortage results.

Inventory balances at November 3, 2007 and February 3, 2007 were as follows (in thousands):

	November 3, 2007	February 3, 2007
Inventories (at FIFO)	$253,697	$202,327
LIFO reserve	(2,387)	(2,050)
Net inventories	$251,310	$200,277

8.	Business Segments

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

Segment Information (in thousands)	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
		November 3, 2007		October 28, 2006	November 3, 2007	October 28, 2006
Net Sales
Retail Trade		$115,589		$108,872	$361,785	$340,766
Electronic Commerce Trade		6,624		6,155	19,265	18,503
Intersegment Sales Elimination		(4,517)		(4,335)	(14,234)	(13,482)
Net Sales		$117,696		$110,692	$366,816	$345,787
Operating Income
Retail Trade		$(488)		$(665)	$7,567	$5,680
Electronic Commerce Trade		139		435	741	1,065
Intersegment Elimination of Certain Costs		(175)		(84)	(513)	(415)
Total Operating Income		$(524)		$(314)	$7,795	$6,330
					As of November 3, 2007	As of February 3, 2007
Assets
Retail Trade	$		$		$329,923	$303,110
Electronic Commerce Trade					1,066	927
Intersegment Asset Elimination					--	--
Total Assets	$		$		$330,989	$304,037

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Recent Accounting Pronouncements

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

In June 2007, the Emerging Issues Task Force (EITF) of the FASB ratified their consensus position 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides guidance on how a company should recognize the income tax benefit received on dividends that are paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options charged to retained earnings under FASB Statement 123(R), “Share-Based Payment.” The Company is required to apply the guidance provided in EITF 06-11 prospectively to income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. Early adoption of EITF 06-11 is permitted for the income tax benefit of dividends on equity-classified employee share-based payment awards that are declared in periods for which financial statements have not yet been issued. The Company has elected early adoption of this pronouncement as of the fiscal quarter ending August 4, 2007. The early adoption of EITF 06-11 has not had a material effect on the Company’s financial position, results of operation or cash flows.

10.	Discontinued Operations

The Company closed one store during the thirty-nine weeks ended October 28, 2006 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market. The store’s sales and operating results for the thirty-nine weeks ended October 28, 2006 were not reported as discontinued operations because the impact on the financial statements was immaterial. The Company closed one store during the thirty-nine weeks ended November 3, 2007 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market. The store’s sales and operating results for the thirty-nine weeks ended

November 3, 2007 were not reported as discontinued operations because the impact on the financial statements was immaterial. Prior year discontinued operations amounts were reclassified to conform to the current year presentation.

11.	Debt and Lines of Credit

The Company’s current credit facility allows for unsecured borrowings of up to $100 million for which no principal payments are due until the facility expires in July 2011. Availability under the facility is reduced by outstanding letters of credit issued thereunder. Interest on borrowings under the credit facility is determined based upon applicable LIBOR rates and the Company’s rate spread, which varies depending on the maintenance of certain covenants. The credit facility contains financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of November 3, 2007. As of November 3, 2007 and February 3, 2007, there were outstanding borrowings under this credit facility of $51.0 million and $0, respectively, and the face amount of letters of credit issued under the credit facility were $2.7 million and $2.9 million, respectively. The maximum and average outstanding borrowings under the credit facility (excluding letters of credit issued there-under) during the thirty-nine weeks ended November 3, 2007 were $62.7 million and $15.8 million, respectively.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to the Bond, which was secured by a mortgage interest in these facilities. As of November 3, 2007 and February 3, 2007, there was $7.1 million of borrowings outstanding under the Bond, which bears interest at variable rates (6.89% as of November 3, 2007). The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date. In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the Bond. Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

Net interest for the thirteen weeks ended November 3, 2007 and October 28, 2006 includes interest expense of $811,000 and $64,000, respectively. Net interest for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 includes interest expense of $1,337,000 and $229,000, respectively.

12.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to fiscal 2005. There are no ongoing income tax examinations of any of the open years.

With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years prior to fiscal 2004. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for to pay any adjustments that are expected to result from the open years for any federal, state or local jurisdictions.

The Company adopted the provisions of FIN 48 effective February 4, 2007. As a result of the implementation of FIN 48, the Company recorded an increase of $1,987,000 in other long-term liabilities, including interest and penalties, which was accounted for as a cumulative effect reduction to the February 4, 2007 balance of retained earnings.

As of November 3, 2007, the gross amount of unrecognized tax benefits was $1,219,000, all of which would affect the effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $651,000 in interest and penalties related to unrecognized tax benefits accrued as of November 3, 2007. The Company’s total liability for unrecognized tax benefits, including interest and penalties, as of November 3, 2007 was $1,870,000.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of new audits by federal, state or local jurisdictions, settlement of ongoing audits or the expiration of the statute of limitations related to certain tax periods currently still open with the taxing jurisdictions. The amount of unrecognized tax benefits, including interest and penalties, that would no longer need to be accrued due to the passage of various statutes of limitations in the next 12 months is $449,000. The balance of the unrecognized tax benefits is primarily related to uncertain tax positions for which there are no current ongoing federal or state audits and therefore, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company’s effective tax rate for the thirty-nine weeks ended November 3, 2007 was 34.0% versus an effective tax rate of 38.2% for the thirty-nine weeks ended October 28, 2006. The lower effective tax rate for the current year was due to a credit recorded in the third quarter of fiscal 2008 to reduce the liability for unrecognized tax benefits due to the expiration of the statute of limitations related to certain unrecognized tax benefits. Without the impact of this credit, the effective tax rate for the current year would be 39.1% for the thirty-nine weeks ended November 3, 2007.

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

The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. In fiscal 2007, the Company formed a gift card subsidiary, Books-A-Million Card Services, Inc. to administer the Company’s gift card program and to provide a more advantageous legal structure. Breakage income for the thirteen weeks ended November 3, 2007 and October 28, 2006 was $159,000 and $161,000, respectively. Breakage income for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was $598,000 and $435,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in our specific market areas; inflation; economic conditions in general and in our specific market areas; the number of store openings and closings; the profitability of certain product lines and capital expenditures; future liquidity; liability and other claims asserted against us; uncertainties related to the Internet and our Internet initiatives; and other factors referenced herein and those factors identified from time to time in the Company’s other SEC filings, including the Company’s Annual Report on form 10-K for the fiscal year ended February 3, 2007. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

We were founded in 1917 and currently operate 210 retail bookstores, including 185 superstores, concentrated in the southeastern United States.

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

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	27.3%	26.3%	28.2%	28.0%
Operating, selling and administrative expenses	24.7%	23.6%	23.3%	23.1%
Depreciation and amortization	3.0%	3.1%	2.8%	3.0%
Operating income (loss)	(0.5)%	(0.3)%	2.1%	1.9%
Interest expense, net	0.7%	0.0%	0.2%	0.1%
Income (loss) from continuing operations before income taxes	(1.1)%	(0.3)%	1.9%	1.8%
Income tax provision (benefit)	(0.7)%	(0.1)%	0.7%	0.7%
Income (loss) from continuing operations	(0.5)%	(0.2)%	1.2%	1.1%
Net income (loss)	(0.5)%	(0.2)%	1.2%	1.1%

The following table sets forth net sales data by segment for the periods presented:

Segment Information (in thousands)

Net Sales	Thirteen Weeks Ended				Thirty-Nine Weeks Ended

	November 3, 2007	October 28, 2006	$ Change	% Change	November 3, 2007	October 28, 2006	$ Change	% Change
Retail Trade	$115,589	$108,872	$6,717	6.2%	$361,785	$340,766	$21,019	6.2%
Electronic Commerce Trade	6,624	6,155	469	7.6%	19,265	18,503	762	4.1%
Intersegment Sales Elimination	(4,517)	(4,335)	(182)	(4.2)%	(14,234)	(13,482)	(752)	(5.6)%
Net Sales	$117,696	$110,692	$7,004	6.3%	$366,816	$345,787	$21,029	6.1%

The increase in net sales for the retail trade segment for the thirteen week period ended November 3, 2007 was primarily due to an increase in comparable store sales as well as additional sales from an increase in our total number of superstores. Comparable store sales for the thirteen weeks ended November 3, 2007 increased 2.1% when compared with the same thirteen week period for the prior year. The increase in comparable store sales for the thirteen week period ended November 3, 2007 was primarily due to a strong performance in our best sellers and other promotional offerings. For the thirty-nine weeks ended November 3, 2007, the increase in net sales for the retail trade segment was also due to an increase in comparable store sales as well as additional sales from an increase in our total number of superstores. Comparable store sales for the thirty-nine weeks ended November 3, 2007 increased 2.8% when compared with the same thirty-nine week period for the prior year. During the thirty-nine weeks ended November 3, 2007, we opened seven new superstores. The increase in net sales for the electronic commerce segment was primarily due to a strong performance in our business-to-business sales.

Gross profit increased $3.0 million, or 10.3%, to $32.1 million in the thirteen weeks ended November 3, 2007, when compared with $29.1 million in the same thirteen week period for the prior year. For the thirty-nine weeks ended November 3, 2007, gross profit increased $6.9 million, or 7.2%, to $103.5 million, from $96.6 million in the same period last year. Gross profit as a percentage of net sales for the thirteen weeks ended November 3, 2007 and October 28, 2006 was 27.3% and 26.3%, respectively. Gross profit as a percentage of net sales for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was 28.2% and 27.9%, respectively. The increase in gross profit as a percentage of net sales for the third quarter ended November 3, 2007 was primarily due to lower promotional discounts, lower markdowns, favorable store inventory shrinkage results and higher club card membership income resultant from increasing the annual membership fee from $10 to $15. The increase in gross profit as a percentage of sales for the thirty-nine weeks ended November 3, 2007 was also primarily due to lower promotional discounts, lower markdowns, improvements in store inventory shrinkage and higher club card membership income.

Operating, selling and administrative expenses were $29.1 million in the thirteen weeks ended November 3, 2007, compared to $26.2 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended November 3, 2007 increased to 24.7% from 23.6% in the same period last year. The increase in operating, selling and administrative expenses stated as a percentage of net sales for the thirteen-week period ended November 3, 2007 was primarily due to an increase in health care expense of $440 thousand, store selling expense, new store opening expense and store closing expense. During the thirteen weeks ended November 3, 2007, we revised our franchise tax estimate that resulted in a charge to expense of $275 thousand. For the thirty-nine weeks ended November 3, 2007, operating, selling and administrative expenses were $85.4 million compared to $80.0 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirty-nine weeks ended November 3, 2007 increased to 23.3% from 23.1% from the same period last year. The increase in operating, selling and administrative expenses as a percentage of net sales for the thirty-nine week period ended November 3, 2007 was primarily due to an increase in health care expense and promotional expense for our club card program with the addition of the aforementioned change in estimate associated with franchise taxes.

Depreciation and amortization expense increased 4.3% to $3.5 million in the thirteen week period ended November 3, 2007 compared to $3.4 million in the same period last year. In the thirty-nine week period ended November 3, 2007 depreciation was flat at $10.4 million when compared to the same period last year. The increase in depreciation and amortization expense for the quarter was due to higher capital expenditures this year due to more new store openings than in the prior year.

The following table sets forth operating income data by segment for the periods presented:

Segment Information (in thousands)

Operating Income (loss)	Thirteen Weeks Ended				Thirty-Nine Weeks Ended

	November 3, 2007	October 28, 2006	$ Change	% Change	November 3, 2007	October 28, 2006	$ Change	% Change
Retail Trade	$(488)	$(665)	$177	26.6%	$7,567	$5,680	$1,887	33.2%
Electronic Commerce Trade	139	435	(296)	(68.0)%	741	1,065	(324)	(30.4)%
Intersegment Elimination of Certain Costs	(175)	(84)	(91)	(108.3)%	(513)	(415)	(98)	(23.6)%
Total Operating Income (loss)	$(524)	$(314)	$(210)	(66.9)%	$7,795	$6,330	$1,465	23.1%

The decrease in operating loss for the retail segment for the thirteen week period ended November 3, 2007 was primarily due to an increase in store selling expense, health care expense, new store opening expense and store closing expense. The improvement in operating results for the retail trade segment for the thirty-nine week period ended November 3, 2007 was due to higher retail sales as well as improved gross margin due to lower promotional discounts, lower markdowns, improved store inventory shrinkage and higher club membership income, somewhat offset by higher health costs and higher promotional expense for our club card program versus the same thirty-nine week period in the prior year.

Net interest expense was $0.8 million, or 0.7% as a percentage of net sales, for the thirteen weeks ended November 3, 2007, compared to $0.1 million, or 0.1% of net sales, in the same period last year. The increase in net interest expense was due to borrowing from our revolving credit facility primarily as a result of the special dividend paid on July 5, 2007 and our share repurchase program. Net interest expense was $0.7 million, or 0.2% of net sales, for the thirty-nine weeks ended November 3, 2007, compared to $0.2 million, or 0.1% of net sales, for the thirty-nine weeks ended October 28, 2006. The increase in net interest expense for the thirty-nine weeks ended November 3, 2007 was also due to borrowing from our revolving credit facility primarily as a result of the special dividend and our share repurchase program. For the thirty-nine weeks ended November 3, 2007, the Company has purchased 0.9 million shares of its common stock at a total cost of $14.0 million under its share repurchase program.

We closed one store during the thirty-nine weeks ended October 28, 2006 in a market where we do not expect to retain the closed stores’ customers at another store in the same market. The store’s sales and operating results for the thirty-nine weeks ended October 28, 2006 were not reported as discontinued operations because the impact on the financial statements was immaterial. The Company closed one store during the thirty-nine weeks ended November 3, 2007 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market. The store’s sales and operating results for the thirty-nine weeks ended November 3, 2007 were not reported as discontinued operations because the impact on the financial statements was immaterial.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility. We have an unsecured revolving credit facility that allows borrowings of up to $100 million, for which no principal repayments are due until the facility expires in July 2011. The credit facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. We were in compliance with all of the covenants, including the minimum fixed charge coverage ratio, as of November 3, 2007. As of November 3, 2007 and February 3, 2007 there were outstanding borrowings under this credit facility of $51.0 million and $0, respectively, and the face amount of letters of credit issued under the credit facility were $2.7 million and $2.9 million, respectively. The maximum and average outstanding balances during the thirteen weeks ended November 3, 2007 were $62.7 million and $37.7 million, respectively, compared to $1.1 million and $53,000, respectively, for the same period in the prior year. The maximum and average outstanding balances during the thirty-nine weeks ended November 3, 2007 were $62.7 million and $15.8 million, respectively, compared to $1.7 million and $25,000, respectively, for the same period in the prior year. The increase in the maximum and average outstanding balances from the prior year was due to borrowing associated with the special dividend and share repurchase program.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to the Bond, which was secured by a mortgage interest in these facilities. As of November 3, 2007 and February 3, 2007, there was $7.1 million of borrowings outstanding under the Bond, which bears interest at variable rates (6.89% as of November 3, 2007). The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date. In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the Bond. Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

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

Financial Position

Inventory balances were $251.3 million as of November 3, 2007, compared to $200.3 million as of February 3, 2007. The inventory increase was primarily due to seasonal fluctuations in inventory. Inventory levels are generally the lowest at the end of the fiscal year due to large post-holiday returns to vendors. Trade accounts payable balances were $120.0 million as of November 3, 2007, compared to $83.4 million as of February 3, 2007. The increase in accounts payable was primarily due to an increase in inventory. Accrued expenses were $38.9 million as of November 3, 2007, compared to $38.6 million as of February 3, 2007.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at November 3, 2007 (in thousands):

Payments Due Under Contractual Obligations
	Total	FY 2008	FY 2009	FY 2010	FY 2011	FY 2012	Thereafter
Short-term borrowings	$51,000	$51,000	$ --	$ --	$ --	$ --	$ --
Long-term debt -industrial revenue bond	7,100	--	--	--	--	7,100	--
Subtotal of debt	58,100	51,000	--	--	--	7,100	--
Operating leases	137,368	8,738	30,021	24,421	19,617	14,240	40,331
Total of obligations	$195,468	$59,738	$30,021	$24,421	$19,617	$21,340	$40,331

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

Cash Flows

Operating activities provided cash of $2.0 million and used cash of $5.2 million in the thirty-nine week periods ended November 3, 2007 and October 28, 2006, respectively, and included the following effects:

•

Cash used for inventories in the thirty-nine week periods ended November 3, 2007 and October 28, 2006 was $51.0 million and $24.2 million, respectively. The higher usage was primarily due to lower inventory balances at the end of fiscal 2007 versus the prior fiscal year and higher inventory levels at our warehouses in preparation for new store openings in the second half of fiscal 2008.

•

Cash provided for accounts payable in the thirty-nine week periods ended November 3, 2007 and October 28, 2006 was $39.4 million and $11.1 million, respectively. The change versus the prior year was due to the timing of payments for merchandise purchases from vendors.

•	Depreciation and amortization expenses were $10.4 million in each of the thirty-nine week periods ended November 3, 2007 and October 28, 2006.

Cash flows used in investing activities reflected a $12.1 million and $11.6 million net use of cash for the thirty-nine week periods ended November 3, 2007 and October 28, 2006, respectively. Cash was used primarily to fund capital expenditures for new stores, store relocations, renovation and improvements to existing stores, and investments in management information systems.

Financing activities used cash of $15.9 million and $7.1 million in the thirty-nine week periods ended November 3, 2007 and October 28, 2006, respectively. Financing activities used cash in the thirty-nine week period ended November 3, 2007 primarily for dividend payments ($55.4 million) and to purchase treasury stock ($14.4 million), partially offset by net borrowings on the revolving credit facility ($51.0 million). Financing activities used cash in the thirty-nine week period ended October 28, 2006 primarily to purchase treasury stock ($7.5 million) and for dividend payments ($4.0 million), partially offset by proceeds from option exercises ($1.8 million) and related tax benefits ($2.6 million).

Outlook

During the thirteen weeks ended November 3, 2007, we opened five stores. During the remainder of fiscal 2008, we expect to open two stores, complete remodels on approximately two stores, and close two to three stores. Our capital expenditures totaled $12.1 million in the thirty-nine week period ended November 3, 2007. Management estimates that capital expenditures for the remainder of fiscal 2008 will be approximately $4.0 million to $5.0 million, and that such amount will be used primarily for opening new stores, relocating existing stores, renovating and improving existing stores, upgrading and expanding warehouse distribution facilities, and investing in management information systems. Management believes that existing cash on hand and net cash from operating activities, together with available borrowings under our credit facilities, will be adequate to finance our planned capital expenditures and meet our working capital requirements for the remainder of fiscal 2008.

Related Party Activities

Charles C. Anderson, a former director, Terry C. Anderson, a director, and Clyde B. Anderson, a director and officer have controlling ownership interests in other entities with which we conduct business. Significant transactions between us and these various other entities (“related parties”) are summarized in the following paragraphs.

We purchase a substantial portion of our magazines as well as certain of our seasonal music and newspapers from Anderson Media Corporation (“Anderson Media”), an affiliate through common ownership. During the thirty-nine weeks ended November 3, 2007 and October 28, 2006, purchases of these items from Anderson Media totaled $23,201,000 and $18,054,000 respectively. We purchase certain of our collectibles and books from Anderson Press, Inc. (“Anderson Press”), an affiliate through common ownership. During the thirty-nine weeks ended November 3, 2007 and October 28, 2006, such purchases from Anderson Press totaled $1,775,000 and $1,103,000, respectively. We purchase certain of our greeting cards and gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 were $222,000 and $303,000, respectively. We utilize import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate through common ownership. The total paid to Anco Far East was $2,622,000 and $1,884,000 during the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $184,000 and $132,000 during the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

We sold books to Anderson Media in the amounts of $1,364,848 and $838,000 during the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

We lease our principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. We lease the building on a month-to-month basis. During the thirty-nine weeks ended November 3, 2007 and October 28, 2006, we paid rent of $116,000 and $103,000, respectively, in connection with this lease. Anderson & Anderson LLC (“A&A”), an affiliate through common ownership, also leases two buildings to us on a month-to-month basis. During the thirty-nine weeks ended November 3, 2007 and October 28, 2006, we paid A&A a total of $323,000 and $336,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $0 at November 3, 2007. We sublease certain property to Hibbett Sporting Goods, Inc. (“Hibbett”), a sporting goods retailer in the southeastern United States. Our Executive Chairman, Clyde B. Anderson, is a member of Hibbett’s board of directors. During each of the thirty-nine weeks ended November 3, 2007 and October 28, 2006, we received $159,000 and $143,000, respectively, in rent payments from Hibbett.

We share ownership of a plane, which we use in the operation of our business, with an affiliated company. We rent the plane to affiliated companies at rates that cover all of the variable costs, and a portion of the fixed cost of the plane. The total amounts received from affiliated companies for use of the plane during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was $226,000 and $284,000, respectively. We also occasionally rent a plane from A&A as well. The amounts paid to A&A for plane rental were $44,000 and $9,000 for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management Discussion and Analysis section of our Form 10-K for the year ended February 3, 2007 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the thirty-nine weeks ended November 3, 2007.

New Accounting Pronouncements

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

In June 2007, the Emerging Issues Task Force (EITF) of the FASB ratified their consensus position 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides guidance on how a company should recognize the income tax benefit received on dividends that are paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options charged to retained earnings under FASB Statement 123(R), “Share-Based Payment.” The Company is required to apply the guidance provided in EITF 06-11 prospectively to income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. Early adoption of EITF 06-11 is permitted for the income tax benefit of dividends on equity-classified employee share-based payment awards that are declared in periods for which financial statements have not yet been issued. The Company has elected early adoption of this pronouncement as of the fiscal quarter ending August 4, 2007. The early adoption of EITF 06-11 has not had a material effect on the Company’s financial position, results of operation or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are subject to interest rate fluctuations involving our credit facilities and debt related to the Bond. To illustrate the sensitivity of the results of operations to changes in interest rates on our debt, we estimate that a 66% increase or decrease in LIBOR rates would have changed interest expense by $468,000 for the thirteen weeks ended November 3, 2007 due to average debt of $44,800,000. For the thirty-nine week period ended November 3, 2007, our average debt was $22,900,000. Similar changes in interest rates would result in additional interest expense of $726,000 in the thirty-nine week period ended November 3, 2007. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Executive Chairman, Chief Executive Officer, Chief Financial Officer and our board of directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the Executive Chairman, Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1. Legal Proceedings

We are party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations, or cash flows.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Form 10-K for the fiscal year ended February 3, 2007. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

On June 8, 2006, our board of directors approved a new stock repurchase program (the “2006 Repurchase Program”) to replace the 2004 Repurchase Program. Pursuant to the 2006 Repurchase Program, we are authorized to purchase up to $10 million of our common stock. On August 23, 2006, our board of directors amended the 2006 Repurchase Program to authorize the repurchase of up to an additional $25 million of shares of our common stock. The following table shows common stock repurchases under the program during the thirteen weeks ended November 3, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value Of Shares that May Yet Be Purchased Under the Program at End of Period
August 5, 2007 through September 1, 2007	62,000	$13.25	62,000	$19,800,000
September 2, 2007 through October 6, 2007	44,000	$12.08	44,000	$19,300,000
October 7, 2007 through November 3, 2007	229,000	$13.28	229,000	$16,200,000
Total	335,000	$13.12	335,000	$16,200,000

As of November 3, 2007, we may purchase up to $16.2 million of additional shares of our common stock under the 2006 Repurchase Program, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security-Holders

None.

Item 5: Other Information

None.

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

BOOKS-A-MILLION, INC.

Date: December 11, 2007	by:/s/ Clyde B. Anderson
Clyde B. Anderson
Executive Chairman of the Board

Date: December 11, 2007	by:/s/ Sandra B. Cochran
Sandra B. Cochran
President and Chief Executive Officer

Date: December 11, 2007	by:/s/ Douglas G. Markham
Douglas G. Markham
Chief Financial Officer