Form 10-K
period 2008-02-02
BOOKS A MILLION INC
filed 2008-04-17
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check One):

                                         Large Accelerated Filer ☐                  Accelerated Filer ☒

                                         Non-Accelerated Filer ☐       Smaller reporting company ☐

                              (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of

August 3, 2007 (based on the closing sale price as reported on the NASDAQ National Market on such date), was $205,491,377.

The number of shares outstanding of the Registrant's Common Stock as of March 28, 2008 was 15,809,683.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended February 2, 2008 are incorporated by reference into Parts I and II of this report.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2008 are incorporated by reference into Part III of this report.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

10-K INDEX

Signatures
Certifications

PART I

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause the actual results, performance or, achievements of Books-A-Million, Inc. (the “Company,”) or the results of its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company’s specific market areas; inflation; economic conditions in general and in the Company’s specific market areas; the number of store openings and closings; the profitability of certain product lines, capital expenditures and future liquidity; liability and other claims asserted against the Company; uncertainties related to the Internet and the Company’s Internet initiative; the factors described in ITEM 1A. RISK FACTORS herein; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Our periodic and current reports filed with the SEC are made available on our website at www.booksamillioninc.com as soon as reasonably practicable. Our code of conduct and key committee charters are also available on our website. These reports are available free of charge to stockholders upon written request. Such requests should be directed to Douglas G. Markham, our Chief Financial Officer. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E, Room 1850, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at http: //www.sec.gov.

Business Segments

We have two reportable segments: retail trade and electronic commerce trade. In the retail trade segment we are engaged in the retail trade of primarily book merchandise. The retail trade segment includes our distribution center operations which predominantly supplies merchandise to our retail stores. In the electronic commerce trade segment we transact business over the Internet primarily. This segment is managed separately due to divergent technology and marketing requirements. For additional information on our reportable business segments, see Note 8 “Business Segments” in the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the fiscal year ended February 2, 2008 incorporated herein by reference.

Retail Stores

We opened our first Books-A-Million superstore in 1987. We developed superstores to capitalize on the growing consumer demand for the convenience, selection and value associated with the superstore retailing format. Each superstore is designed to be a receptive and open environment conducive to browsing and reading and includes ample space for promotional events open to the public, including book autograph sessions and children's storytelling. We operated 184 superstores as of February 2, 2008.

Our superstores emphasize selection, value and customer service. Each of our superstores offers an extensive selection of best sellers and other hardcover and paperback books, magazines and gifts and dedicates space to bargain books that are sold at a discount from publishers' originally suggested retail prices. Each superstore has a service center staffed with associates who are knowledgeable about the store's merchandise and who are trained to answer customers' questions, assist customers in locating books within the store and place special orders. The majority of our superstores also include a Joe Muggs café, serving Joe Muggs coffee and assorted pastries. Our superstores are conveniently located on major, high-traffic roads and in enclosed malls or strip shopping centers with adequate parking, and generally operate for extended hours up to 11:00 pm local time.

Our traditional stores are tailored to the size, demographics and competitive conditions of the particular market area. Traditional stores are located primarily in enclosed malls and generally feature a wide selection of books, magazines and gift items. We had 24 traditional stores as of February 2, 2008.

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

Marketing

We promote our bookstores principally through the use of traditional and electronic direct mail advertising, as well as point-of-sale materials posted and distributed in the stores. In certain markets, television and newspaper advertising is also used on a selective basis. We also arrange for special appearances and book autograph sessions with recognized authors to attract customers and to build and reinforce customer awareness of our stores. A substantial portion of our advertising expenses are reimbursed from publishers through their cooperative advertising programs.

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

I.	Internet Operations

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

Internet development efforts are assisted through a wholly owned subsidiary of AIS, NetCentral, Inc., which is based in Nashville, Tennessee. Net Central provides all web development and maintenance for all of our internet sites and networking initiatives.

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

We purchase merchandise from over 1,500 vendors. We purchase the majority of our collectors' supplies from Anderson Press and substantially all of our magazines from Anderson Media, each of which is a related party (see “Transactions with Related Persons” on page20 of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2008). No one vendor accounted for over 13.0% of our overall merchandise purchases in the fiscal year ended February 2, 2008. In general, in excess of 80% of our inventory may be returned for credit, which substantially reduces our risk of inventory obsolescence.

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

Competition

The retail bookstore industry is highly competitive and includes competitors that have substantially greater financial and other resources than we have. We compete directly with national bookstore chains, independent bookstores, booksellers on the Internet and certain mass merchandisers. Our largest competitors are Barnes and Noble, Inc., Borders Group, Inc. and Amazon.com Inc. We also compete indirectly with retail specialty stores that offer books in a particular area of specialty as well as mass merchants that primarily sell best sellers. We believe that the key competitive factors in the retail book industry are convenience of location, selection, customer service and price.

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

Employees

As of fiscal year end, we employed approximately 3,200 full-time associates and 2,100 part-time associates. The number of part-time associates employed fluctuates based upon seasonal needs. None of our associates are covered by a collective bargaining agreement. We believe that relations with our associates are good.

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

Our business is highly seasonal.

Our business is highly seasonal with sales and earnings generally highest in the fourth quarter and lowest in the first quarter. Our results of operations depend significantly upon the holiday selling season in the fourth quarter. During the fiscal year ended February 2, 2008, approximately 31% of our sales and approximately 72% of our operating income were generated in the fourth quarter. If we do not stock popular products in sufficient amounts or fail to have sources to timely restock popular products during the busy holiday period such that we fail to meet customer demand, it could significantly affect our revenue and earnings and our future growth. In addition, if we experience less than satisfactory net sales during the fourth quarter, we may not be able to sufficiently compensate for any losses which may be incurred during the first three quarters of the year.

Our business is dependent upon consumer spending patterns.

Sales of books may depend upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence and other factors beyond our control. Weather, among other things, can affect comparable store sales, because inclement weather can require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, customers may decide to avoid going to stores in bad weather. In addition, sales are dependent in part on the strength of new release titles offered by vendors. A decline in consumer spending on books could have a material adverse effect on our financial condition and results of operations.

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

Although we purchase merchandise from over 1,500 vendors and no one vendor accounted for more than 13% of our inventory purchases in the fiscal year ended February 2, 2008, we have significant vendors that are important to us. If our current vendors were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms. We have entered into and may, in the future, enter into various transactions and agreements with entities wholly or partially owned by certain stockholders or directors (including certain officers) of the Company. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable to us as could reasonably have been obtained at such time from third parties.

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

Our principal executive offices are located in a 20,550 square foot leased building located in Birmingham, Alabama. We also lease a 37,000 square foot building located in Irondale, Alabama for additional corporate office space. Both leases involve related parties (see “Transactions with Related Persons” on page 20 of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2008). The Birmingham, Alabama office space is leased month-to-month. The Irondale, Alabama office space is leased month-to-month. In addition, we lease approximately 4,025 square feet of office space in Nashville, Tennessee for the offices of NetCentral. The NetCentral space is leased month-to-month. We believe that the loss of any office space currently leased on a month-to-month basis would not have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information under the heading “Market and Dividend Information” on page 37 of the Annual Report to Stockholders for the year ended February 2, 2008, is incorporated herein by reference.

The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of the fiscal year ended February 2, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans
November 4, 2007 – December 1, 2007	196,733	$13.28	196,733	$13,614,026
December 2, 2007 – January 5, 2008	78,303	$11.15	78,303	$12,741,161
January 6, 2008 – February 2, 2008	204,629	$10.73	204,629	$10,545,898

Total	479,665	$11.84	479,665

ITEM 6. SELECTED FINANCIAL DATA

The information under the heading "Selected Consolidated Financial Data" for the years ended January 31, 2004 through February 2, 2008 on page 3 of the Annual Report to Stockholders for the year ended February 2, 2008, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

               RESULTS OF OPERATIONS

The information under the heading "Management's Discussion & Analysis of Financial Condition & Results of Operations" on pages 4 through 14 of the Annual Report to Stockholders for the year ended February 2, 2008, is incorporated herein by reference.

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

To illustrate the sensitivity of our results of operations to changes in interest rates on our debt, we estimate that a 66% increase in LIBOR rates would have increased interest expense by approximately $577,000 for the fiscal year ended February 2, 2008 due to average debt of $27,807,000. The average debt under our credit agreement and the Bond was $20.7 million and $7.1 million, respectively, for the fiscal year ended February 2, 2008. Likewise, a 66% decrease in LIBOR rates would have decreased interest expense by $577,000 for the fiscal year ended February 2, 2008. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years.

The information in note 3 “Debt and Lines of Credit” in the Notes to Consolidated Financial Statements on pages 28 and 29 of the Annual Report to Stockholders for the fiscal year ended February 2, 2008 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Registrant and its subsidiaries included in the Annual Report to Stockholders for the year ended February 2, 2008 are incorporated herein by reference:

Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007.

Consolidated Statements of Income for the Fiscal Years Ended February 2, 2008, February 3, 2007, and January 28, 2006.

Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended February 2, 2008, February 3, 2007, and January 28, 2006.

Consolidated Statements of Cash Flows for the Fiscal Years Ended February 2, 2008, February 3, 2007, and January 28, 2006.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm

The information in footnote 13, Summary of Quarterly Results (Unaudited) on page 35 of the Annual Report to Stockholders for the Fiscal Years Ended February 2, 2008 and February 3, 2007 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Executive Chairman, Chief Executive Officer, Chief Financial Officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, with the participation of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the Executive Chairman, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including the Executive Chairman , Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

The independent registered public accounting firm, Grant Thornton LLP has audited the consolidated financial statements as of and for the year ended February 2, 2008 and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, as included in pages 15 and 16 of the Annual Report to Stockholders for the fiscal year ended February 2, 2008 which is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

There have been no other changes in our disclosure controls and procedures, or our internal control over financial reporting, during the fourth quarter of the fiscal year ended February 2, 2008 that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures or our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The sections under the heading “Proposal I-Election of Directors” titled “Nominees for Election - Term Expiring 2011,” “Incumbent Directors - Term Expiring 2009,” and “Incumbent Directors - Term Expiring 2010” on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2008, are incorporated herein by reference for information on the directors of the Registrant. The information under the heading “Information Concerning the Board of Directors” on pages 8 through 10 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2008 is incorporated herein by reference. The information under the heading “Beneficial Ownership of Common Stock – Compliance with Section 16(a) of the Securities Exchange Act of 1934” on page 14 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2008 is incorporated herein by reference.

Executive Officers

All of our executive officers are elected annually by and serve at the discretion of the Board of Directors. Our current executive officers are listed below:

Name	Age	Position with the Company
Clyde B. Anderson	47	Executive Chairman of the Board
Sandra B. Cochran	49	President, Chief Executive Officer
Terrance G. Finley	54	President Books-A-Million, Inc. Merchandising Group
Douglas G. Markham	52	Chief Financial Officer and Secretary

Clyde B. Anderson has served as Executive Chairman of the Board since February 2004 and has served as a director of the Company since August 1987. Mr. Anderson served as the Chairman of the Board from January 2000 until February 2004 and also served as the Chief Executive Officer of the Company from July 1992 until February 2004. Mr. Anderson also served as the President of the Company from November 1987 to August 1999. From November 1987 to March 1994, Mr. Anderson also served as the Company’s Chief Operating Officer. Mr. Anderson serves on the Board of Directors of Hibbett Sports, Inc., a sporting goods retailer. Mr. Anderson is the brother of Terry C. Anderson, a member of the Company’s Board of Directors.

Sandra B. Cochran has served as Chief Executive Officer of the Company since February 2004, and as President since August 1999. She served as Secretary from June 1998 until March 2008. Ms. Cochran served as the Company’s Executive Vice President from February 1996 to August 1999 and as its Chief Financial Officer from September 1993 to August 1999. Ms. Cochran has served as a director of the Company since June 2006. Ms. Cochran previously served as Vice President and Assistant Secretary of the Company from August 1992 to September 1993. Prior to joining the Company, Ms. Cochran served as a Vice President (as well as in other capacities) of SunTrust Securities, Inc., a subsidiary of SunTrust Banks, Inc. for more than five years. Sandra B. Cochran serves as an officer and a board member of certain affiliated companies.

Terrance G. Finley has served as President Books-A-Million, Inc. Merchandising Group of the Company since October 2001 and as the President of American Internet Service, Inc. since December 1998. Mr. Finley served in various other capacities in the merchandising department from April 1994 to December 1998. Mr. Finley served as the General Manager of Book$mart from February 1992 to April 1994. Prior to joining the Company, Mr. Finley served as the Vice President - Sales for Smithmark Publishers. Mr. Finley was appointed to the Board of Directors of Hibbett Sports, Inc., a sporting goods retailer on March 14, 2008.

Douglas G. Markham has served as the Chief Financial Officer of the Company since July 2006 and Secretary since March 2008. Prior to joining the Company, Mr. Markham served as the Sr. Vice President – Controller (as well as other capacities) for Saks Department Stores for more than ten years.

The section under the heading “Code of Business Conduct and Ethics” on page 11 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2008 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The sections under the heading "Compensation Discussion and Analysis," other than those titled "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", and "Transactions with Related Persons", on pages 15 through 19 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2008 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections under the heading "Information Concerning the Board of Directors" titled "Beneficial Ownership of Common Stock", and under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” on pages 12 through 14 and on page 8, respectively, of the Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2008 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections under the heading "Compensation Discussion and Analysis" titled "Compensation Committee Interlocks and Insider Participation" and "Transactions with Related Persons" on pages 19 through 20 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2008 are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section under the heading “Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm” titled “Auditor Fees and Services” on page 25 of the Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2008 is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:

The following Consolidated Financial Statements of Books-A-Million, Inc. and its subsidiaries, included in the Registrant's Annual Report to Stockholders for the fiscal year ended February 2, 2008 are incorporated by reference in Part II, Item 8:

Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007.

Consolidated Statements of Income for the Fiscal Years Ended February 2, 2008, February 3, 2007 and January 28, 2006.

Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended February 2, 2008, February 3, 2007 and January 28, 2006.

Consolidated Statements of Cash Flows for the Fiscal Years Ended February 2, 2008, February 3, 2007 and January 28, 2006.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

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

10.2	--

Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 to

 Annual Report on Form 10-K for the fiscal year ended January 30, 1999, File No. 0-20664, filed on April 30, 1999).**

10.3	--	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement).**

10.4	--

Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 29, 1994, File No. 0-20664, filed on April 29, 1994).**

10.5	--

1999 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended January 29, 2000, File No. 0-20664, filed on April 28, 2000).**

10.6	--

401 (k) Plan adopted September 15, 2003, with SunTrust Bank as Trustee (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 31, 2004, File No. 0-20664, filed April 27, 2004).**

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

Credit agreement dated as of July 1, 2002, between the Company and Bank of America, N.A., SunTrust Bank, N.A., Wells Fargo Bank, N.A., SouthTrust Bank, N.A. and

AmSouth Bank, N.A.(incorporated by reference to Exhibit 10.20 to Form 10-Q for the quarter ended August 3, 2002).

10.21	--

First Amendment to the Credit Agreement dated as of June 14, 2004, between the Company and Bank of America, N.A., SunTrust Bank, N.A., Wells Fargo Bank, N.A., SouthTrust Bank, N.A., and AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

10.22	--

Second Amendment to the Credit Agreement dated as of June 20, 2005 between the company and Bank of America, N. A., SunTrust Bank, N.A., Wells Fargo Bank, N.A., SouthTrust Bank N.A., and AmSouth Bank, N.A. (incorporated by reference to Exhibit 99 (B)(3) to Tender Offer Statement by Issuer on Form SC TO-I for the Tender Offer closed on June 23, 2005).

10.23	--	2005 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to form 8-K for adoption of the plan on June 1, 2005, File No. 333-126008, filed June 29, 2005).**.

10.24	--

Lease Agreement between First National Bank of Florence, Alabama, as Trustee, and Bookland Stores, Inc. (which is a predecessor of the Registrant), an Alabama corporation, dated January 30, 1991 (incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement).

10.25	--

Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended January 30, 1999, File No. 0-20664, filed on April 30, 1999).**

10.26	--	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement).**

10.27	--

Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 29, 1994, File No. 0-20664, filed on April 29, 1994).**

10.28	--

1999 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended January 29, 2000, File No. 0-20664, filed on April 28, 2000).**

10.29	--

401 (k) Plan adopted September 15, 2003, with SunTrust Bank as Trustee (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 31, 2004, File No. 0-20664, filed April 27, 2004).**

10.30	--

Shareholders Agreement dated as of September 1, 1992 (incorporated by reference to

Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended January 31, 1993,

File No. 0-20664, filed May 3, 1993).

10.31	--	Executive Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended January 28, 1995, File No. 0-20664, filed April 28, 1995).**

10.32	--

Credit agreement dated as of July 1, 2002, between the Company and Bank of America,

N.A., SunTrust Bank, N.A., Wells Fargo Bank, N.A., SouthTrust Bank, N.A. and

AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.20 to Form 10-Q for the quarter ended August 3, 2002).

13	--	Portions of the Annual Report to Stockholders for the year ended February 2, 2008 that are expressly incorporated by reference into Parts I and II of this Report.

21	--	Subsidiaries of the Registrant

23.1	--	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1	--

Certification of Clyde B. Anderson, Executive Chairman of the Board of

Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of

1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	--

Certification of Douglas G. Markham, Chief Financial Officer of Books-A-Million, Inc.,

Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under

Exhibit 31 of Item 601 of Regulation S-K.

31.3	--

Certification of Sandra B. Cochran, President and Chief Executive Officer

of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of

1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	--	Certification of Clyde B. Anderson, Executive Chairman of the Board of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	--	Certification of Douglas G. Markham, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

32.3	--	Certification of Sandra B. Cochran, President and Chief Executive Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

**	Indicates a management contract or compensatory plan or arrangement

(b)	See Item 15(a) (3), the Exhibit Index and the Exhibits attached hereto.

c)	See Item 15(a) (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKS-A-MILLION, INC.

by:	/s/ Clyde B. Anderson
Clyde B. Anderson
Executive Chairman of the Board
Date: April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

/s/ Clyde B. Anderson

Clyde B. Anderson

Executive Chairman of the Board

Date: April 14, 2008

Principal Financial and Accounting Officer:

/s/ Douglas G. Markham

Douglas G. Markham

Chief Financial Officer

Date: April 14, 2008

Directors:

/s/ Clyde B. Anderson

Clyde B. Anderson

Date: April 14, 2008

/s/ Ronald G. Bruno

Ronald G. Bruno

Date: April 14, 2008

Directors:

/s/ J. Barry Mason

J. Barry Mason

Date: April 14, 2008

/s/ Terry C. Anderson

Terry C. Anderson

Date: April 14, 2008

/s/ Albert C. Johnson

Albert C. Johnson

Date: April 14, 2008

/s/ William H. Rogers, Jr.

William H. Rogers, Jr.

Date: April 14, 2008

/s/ Sandra B. Cochran

Sandra B. Cochran

Date: April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and

Shareholders of Books-A-Million, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Books-A-Million, Inc. and subsidiaries (the “Company”) referred to in our report dated April 15, 2008, which is included in the annual report to stockholders and incorporated by reference in Part II of this form. As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" effective February 4, 2007 and adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” effective January 29, 2006. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

April 15, 2008

S-1

Schedule II.

Books-A-Million, Inc.

Valuation And Qualifying Accounts

For The Years Ended January 28, 2006, February 3, 2007 and February 2, 2008

Charged/

Balance at	(Credited)	(Deductions)/
Beginning	to Costs	Recoveries
of Year	and Expenses	Net	End of Year

For the year ended January 28, 2006:
Allowance for doubtful accounts	$580,552	$218,493	$41,086	$840,131

For the year ended February 3, 2007:
Allowance for doubtful accounts	$840,131	$438,634	$(567,348)	$711,417

For the year ended February 2, 2008:
Allowance for doubtful accounts	$711,417	$430,453	$(401,039)	$740,831

S-2