Form 10-Q
period 2008-05-03
BOOKS A MILLION INC
filed 2008-06-10
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 3, 2008

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

Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[	]	Accelerated filer	[ X ]
Non-accelerated filer	[	]	Smaller Reporting Company	[ ]
                                                                                                              (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of June 9, 2008 were 15,608,334 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share and share amounts)

(Unaudited)

	As of May 3, 2008	As of February 2, 2008
ASSETS Current Assets:
Cash and cash equivalents	$5,617	$5,595
Accounts receivable, net	4,940	6,450
Related party receivables	1,080	3,780
Inventories	212,445	206,836
Prepayments and other	5,028	4,678
Total Current Assets	229,110	227,339

Property and Equipment:
Gross property and equipment	227,080	222,508
Less accumulated depreciation and amortization	(172,210)	(168,994)
Net Property and Equipment	54,870	53,514

Deferred Income Taxes	2,622	2,452
Other Assets	1,931	1,528
Total Assets	$288,533	$284,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$79,049	$88,994
Related party accounts payable	5,065	2,213
Accrued expenses	36,151	41,539
Accrued income taxes	--	995
Deferred income taxes	8,248	6,846
Short-term borrowings (Note 11)	45,000	27,967
Total Current Liabilities	173,513	168,554

Long-Term Debt (Note 11)	6,975	6,975
Other Long-Term Liabilities	9,888	10,253
Total Non-Current Liabilities	16,863	17,228

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	--	--
Common stock, $0.01 par value, 30,000,00 shares authorized, 21,039,135 and 20,850,444 shares issued at May 3, 2008 and February 2, 2008, respectively	210	209
Additional paid-in capital	90,264	89,752
Treasury stock at cost (5,320,230 and 5,216,951 shares at May 3, 2008 and February 2, 2008, respectively)	(45,359)	(44,468)
Retained earnings	53,042	53,558
Total Stockholders’ Equity	98,157	99,051
Total Liabilities and Stockholders’ Equity	$288,533	$284,833

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended

	May 3, 2008	May 5, 2007

Net Sales	$115,481	$116,318
Cost of products sold (including warehouse
distribution and store occupancy costs)	81,558	82,559
Gross Profit	33,923	33,759
Operating, selling and administrative expenses	28,456	26,969
Depreciation and amortization	3,450	3,336
Operating Income	2,017	3,454
Interest income	(39)	(299)
Interest expense	531	182
Income before income taxes	1,525	3,571
Income tax provision	619	1,460
Net Income	$906	$2,111

Net Income Per Common Share:
Basic	$0.06	$0.13
Diluted	$0.06	$0.13
Weighted Average Common Shares Outstanding:
Basic	15,345	16,442
Diluted	15,455	16,731

Dividends Declared Per Share	$0.09	$0.09

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance February 2, 2008	20,850	$209	$89,752	5,217	($44,468)	$53,558	$99,051
Purchase of treasury stock				103	(891)		(891)
Net income						906	906
Dividends paid						(1,422)	(1,422)
Issuance of restricted stock	177	1	380				381
Issuance of stock for employee stock purchase plan	12	--	132				132
Balance May 3, 2008	21,039	$210	$90,264	5,320	$(45,359)	$53,042	$98,157

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Cash Flows from Operating Activities:
Net income	$906	$2,111
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,450	3,336
Stock-based compensation	381	303
Excess tax benefit (provision) from stock based compensation	--	(57)
Loss on disposal of property	35	34
Deferred income tax benefit (provision)	1,232	(528)
Increase in inventories	(5,609)	(14,579)
Increase (decrease) in accounts payable	(7,093)	3,380
Changes in certain other assets and liabilities	(3,309)	(806)
Total adjustments	(10,913)	(8,917)
Net cash used in operating activities	(10,007)	(6,806)

Cash Flows from Investing Activities:
Capital expenditures	(4,823)	(3,927)
Net cash used in investing activities	(4,823)	(3,927)

Cash Flows from Financing Activities:
Borrowings under credit facilities (Note 11)	63,117	-
Repayments under credit facilities	(46,084)	-
Purchase of treasury stock	(891)	-
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	132	172
Excess tax benefit from stock based compensation	-	57
Payment of dividends	(1,422)	(1,513)
Net cash provided by/(used) in financing activities	14,852	(1,284)

Net increase (decrease) in cash and cash equivalents	22	(12,017)
Cash and cash equivalents at beginning of period	5,595	34,121

Cash and cash equivalents at end of period	$5,617	$22,104
Supplemental Disclosures of Cash Flow Information:
Cash paid during the thirteen week period for:
Interest	$563	$141
Income taxes, net of refunds	$1,413	$3,144
Supplemental Disclosures of Non Cash Investing Activities:
Decrease in accrued expenses for capital expenditures	$(322)	$(748)

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Books-A-Million, Inc. and its subsidiaries (collectively, the “Company”) are principally engaged in the sale of books, magazines and related items through a chain of retail bookstores. The Company operates 207 bookstores in 20 states and the District of Columbia, which are predominantly located in the southeastern United States. The Company also operates a retail Internet website. The Company consists of Books-A-Million, Inc. and its three wholly owned subsidiaries, American Wholesale Book Company, Inc., Booksamillion.com, Inc. and BAM Card Services, LLC. All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 8.

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

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended February 2, 2008 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

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

The Company’s pre-tax compensation cost for stock-based employee compensation was $371,291 ($138,826 net of taxes) and $303,000 ($179,000 net of taxes) for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.

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

	Thirteen Weeks Ended May 3, 2008
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of period	43	$5.31
Options granted	--	N/A
Options exercised	--	N/A
Options forfeited	--	N/A
Options outstanding at end of period	43	$5.31
Options exercisable at end of period	43	$5.31

                   The total intrinsic value of stock options exercised during the thirteen weeks ended May 3, 2008 was $0.

                   The following table summarizes information about stock options outstanding and exercisable under the Stock Option Plan as of May 3, 2008(shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding at May 3, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at May 3, 2008	Weighted Average Exercise Price
$1.69 - $2.37	11	4.57	$2.31	11	$2.31
$2.68 - $5.85	7	3.75	$3.04	7	$3.04
$6.13 - $9.62	25	5.96	$7.25	25	$7.25
Totals	43	5.26	$5.31	43	$5.31

                   The aggregate intrinsic value of outstanding options and exercisable options under the Stock Option Plan at May 3, 2008 was $104,000.

2005 Incentive Award Plan

On June 1, 2005, the stockholders of the Company approved the adoption of the Books-A-Million, Inc. 2005 Incentive Award Plan (the “2005 Plan”). An aggregate of 1,200,000 shares of common stock may be awarded under the 2005 Plan, as amended. From June 1, 2005 through May 3, 2008, awards under the 2005 Plan have consisted solely of awards of restricted stock.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There are two types of restricted stock awards to employees. The first type of restricted stock award is “career based shares.” Career based shares are completely unvested until the last day of the fifth fiscal year after the date of grant, whereupon such career based shares vest in full if the employee who received the grant is then employed by the Company. Effective March 26, 2008 career based shares granted in fiscal 2009 are completely unvested until the last day of the third fiscal year after the date of grant. The compensation expense for these shares is recognized ratably over the requisite service period. The second type of restricted stock award is “performance based shares.” Performance based shares are earned based on the achievement of certain pre-established performance goals for the fiscal year in which they are granted. If the performance goals are met, the performance based shares vest in 50% increments at the end of the first and second fiscal years following the fiscal year in which they were earned if the employee who received the grant is then employed by the Company. Compensation expense for these shares is recognized ratably over the period beginning on the date the performance goals are met and ending on the last day of the vesting period.

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

Executive Incentive Plan

               The Company maintains an Executive Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for awards to certain executive officers of either cash or shares of restricted stock. The Company has always issued awards under the Incentive Plan in the form of restricted stock. Issuance of restricted stock awards under the Incentive Plan is based on the Company achieving pre-established performance goals during a three consecutive fiscal year performance period. Awards issued under the Incentive Plan for a particular performance period vest on the third anniversary of the last day of such performance period if the recipient remains employed by the Company on such vesting date. Awards under the Incentive Plan are expensed ratably over the period from the date that the issuance of such awards becomes probable through the end of the restriction period. No awards have been made under the Incentive Plan since fiscal 2006, and there will be no future awards under the Incentive Plan.

Restricted Stock Table

A combined summary of the status of restricted stock grants to employees and directors under the 2005 Plan and the Incentive Plan is as follows (shares in thousands):

	Thirteen Weeks Ended
	May 3, 2008
	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	271	$12.52
Shares granted	176	$11.35
Shares vested	(4)	$14.14
Shares forfeited	--	--
Shares at end of period	443	$12.81

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

          As of May 3, 2008, the Company had $4,984,000 of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Stock-based Compensation Expense
2009	$1,731,000
2010	1,708,000
2011	1,323,000
2012	222,000
2013	--
Total	$4,984,000

          The Company received cash from options exercised during the thirteen weeks ended May 3, 2008 and May 5, 2007 of $0 and $77,000, respectively. The Company received cash from proceeds from issuances under the employee stock purchase plan during the thirteen weeks ended May 3, 2008 and May 5, 2007 of $132,000 and $95,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

          The number of shares of common stock currently reserved under the 2005 Plan for stock-based awards as of May 3, 2008 is 95,627 shares.

Stockholders' Equity

          On March 26, 2008, our board of directors approved a new stock repurchase program (the “2008 Repurchase Program”) to replace the 2006 Repurchase Program, under which we were authorized to purchase up to $35 million of our common stock. Pursuant to the 2008 Repurchase Program, we are authorized to purchase up to $5 million of our common stock. The plan will expire on April 30, 2009. As of May 3, 2009, we have repurchased $0.9 million of additional shares of our common stock under the 2008 Repurchase Program.

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution, using the treasury stock method, which could occur if stock options are exercised or restricted stock granted to employees vested and resulted in an increase of common stock that then shared in the earnings of the Company. Diluted net income per common share has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options and restricted stock, if dilutive, in each of the thirteen week periods set forth below. A reconciliation of the weighted average shares for basic and diluted net income per common share is as follows:

	For the Thirteen Weeks Ended
	(in thousands)
	May 3, 2008	May 5, 2007
Weighted average shares outstanding:
Basic	15,345	16,442
Dilutive effect of stock options and restricted stock outstanding	110	289
Diluted	15,455	16,731

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no options outstanding to purchase shares of common stock nor shares of restricted stock outstanding as of May 3, 2008 or May 5, 2007 that were anti-dilutive under the treasury stock method. Therefore, no options nor shares of restricted stock were excluded from the table above.

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

          We purchase a substantial portion of our magazines, as well as all of our seasonal music, from Anderson Media Corporation (“Anderson Media”), an affiliate through common ownership. During the thirteen weeks ended May 3, 2008 and May 5, 2007, purchases of these items from Anderson Media totaled $8,152,000 and $8,553,000, respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. (“Anderson Press”), an affiliate through common ownership. During the thirteen weeks ended May 3, 2008 and May 5, 2007, such purchases from Anderson Press totaled $237,000 and $784,000, respectively. The Company purchases certain of its greeting cards and gift products from C.R. Gibson, Inc., an affiliate through common ownership. The purchases of these products during the thirteen weeks ended May 3, 2008 and May 5, 2007 were $45,000 and $170,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate through common ownership. The total amount paid to Anco Far East was $0 and $761,000 during the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $0 and $53,000 during the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.

               The Company sold books to Anderson Media in the amounts of $240,000 and $213,000 during the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. The Company leases the building on a month-to-month basis. During each of the thirteen weeks ended May 3, 2008 and May 5, 2007, the Company paid rent of $39,000 in connection with this lease. Anderson & Anderson LLC (“A&A”), an affiliate through common ownership, also leases two buildings to the Company on a month-to-month basis. During the thirteen weeks ended May 3, 2008 and May 5, 2007, the Company paid A&A a total of $104,000 and $108,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $0 at May 3, 2008. The Company subleases certain property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the southeastern United States. One of the Company's directors, Albert C. Johnson, and Terry Finley, President Books-A-Million, Inc. Merchandising Group, are members of Hibbett’s board of directors. Additionally, the Company's Executive Chairman, Clyde B. Anderson, served on a Hibbett's board of directors until June 2, 2008. During each of the thirteen weeks ended May 3, 2008 and May 5, 2007, the Company received $48,000 and $48,000, respectively, in rent payments from Hibbett.

We share ownership of a plane, which we use in the operation of our business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all of the variable costs, and a portion of the fixed costs of the plane. The total amounts received from affiliated companies for use of the plane during the thirteen weeks ended May 3, 2008 and May 5, 2007 was $289,000 and $124,000, respectively. The Company also occasionally rents a plane from A&A. The amounts paid to A&A for plane rental were $84,000 and $24,000 for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.

4.	Derivative and Hedging Activities

The Company was subject to interest rate fluctuations involving its credit facility and debt related to an industrial development revenue bond (the “Bond”). However, the Company has used fixed interest rate hedges in the past to manage a portion of this expense. The Company did not have any such hedges during the thirteen weeks ended May 3, 2008.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Comprehensive Income

Comprehensive income is net income plus certain other items that are recorded directly to stockholders' equity. There are no such items currently applicable to the Company.

Comprehensive income equals net income for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.

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

The Company currently utilizes the last-in, first-out (“LIFO”) method of accounting for inventories. The cumulative difference between replacement and current cost of inventory over stated LIFO value is $2.6 million as of May 3, 2008 and $2.5 million as of February 2, 2008. The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value of $215.0 million as of May 3, 2008 and $209.3 million as of February 2, 2008.

Physical inventory counts are taken throughout the course of the fiscal period and reconciled to the Company’s records. Accruals for inventory shortages are estimated based upon historical shortage results.

Inventory balances at May 3, 2008 and February 2, 2008 were as follows (in thousands):

	May 3, 2008	February 2, 2008
Inventories (at FIFO)	$215,022	$209,314
LIFO reserve	(2,577)	(2,478)
Net inventories	$212,445	$206,836

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Business Segments

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

Segment Information (in thousands)	Thirteen Weeks Ended,
	May 3, 2008	May 5, 2007
Net Sales
Retail Trade	$114,584	$114,640
Electronic Commerce Trade	6,326	6,139
Intersegment Sales Elimination	(5,429)	(4,461)
Net Sales	$115,481	$116,318
Operating Income
Retail Trade	$2,224	$3,337
Electronic Commerce Trade	4	617
Intersegment Elimination of Certain Costs	(211)	(500)
Total Operating Income	$2,017	$3,454
	As of May 3, 2008	As of February 2, 2008
Assets
Retail Trade	$287,032	$283,452
Electronic Commerce Trade	1,501	1,381
Intersegment Asset Elimination	--	--
Total Assets	$288,533	$284,833

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-2 was issued which delayed the effective date of FASB Statement No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material effect on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of March 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purposes of recognizing previously unrecognized tax benefits. The Company was required to apply the guidance provided in FSP FIN 48-1 upon its adoption of FIN 48 which was as of February 4, 2007. The application of FSP FIN 48-1 has not had a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised),"Business Combinations" ("SFAS No. 141R"). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.   SFAS No. 141R is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160").  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Based on current conditions, the Company does not expect the adoption of SFAS No. 161 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS No. 162 to have a significant impact on its results of operations or financial position.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Discontinued Operations

The Company did not close any stores during the thirteen weeks ended May 3, 2008 or the thirteen weeks ended May 5, 2007 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market.

11.	Debt and Lines of Credit

The Company’s current credit facility allows for unsecured borrowings of up to $100 million for which no principal payments are due until the facility expires in July 2011. Availability under the facility is reduced by outstanding letters of credit issued thereunder. Interest on borrowings under the credit facility is determined based upon applicable LIBOR rates and the Company’s rate spread, which varies depending on the maintenance of certain covenants. The credit facility contains financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of May 3, 2008. As of May 3, 2008 and February 2, 2008, there were outstanding borrowings under this credit facility of $45.0 million and $28.0 million, respectively, and the face amount of letters of credit issued under the credit facility were $2.4 million and $2.4 million, respectively. The maximum and average outstanding borrowings under the credit facility (excluding letters of credit issued thereunder) during the thirteen weeks ended May 3, 2008 were $46.4 million and $40.4 million, respectively.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to the Bond, which was secured by a mortgage interest in these facilities. As of May 3, 2008 and February 2, 2008, there was $7.0 million of borrowings outstanding under the Bond, which bears interest at variable rates (3.75% as of May 3, 2008). The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date. In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the Bond. Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

Interest expense for the thirteen weeks ended May 3, 2008 and May 5, 2007 was $531,000 and $182,000, respectively.

12.	Income Taxes

The Company and its subsidiaries are subject to United States federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to fiscal 2005. The Company has not been notified of any ongoing income tax examinations of any of the open years.

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

As of May 3, 2008, the gross amount of unrecognized tax benefits was $1,518,000, all of which would affect the effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $705,000 in interest and penalties related to unrecognized tax benefits accrued as of May 3, 2008. The Company’s total liability for unrecognized tax benefits, including interest and penalties, as of May 3, 2008 was $2,223,000.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of new audits by federal, state or local jurisdictions, settlement of ongoing audits or the expiration of the statute of limitations related to certain tax periods currently still open with the taxing jurisdictions. The amount of unrecognized tax benefits, including interest and penalties, that would no longer need to be accrued due to the passage of various statutes of limitations in the next 12 months is $44,000. The balance of the unrecognized tax benefits is primarily related to uncertain tax positions for which there are no current ongoing federal or state audits and therefore, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company’s effective tax rate for the thirteen weeks ended May 3, 2008 was 40.6%, versus an effective tax rate of 40.9% for the thirteen weeks ended May 5, 2007.

13.	Fair Value Measurements

Effective February 3, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

• Level 1 — Quoted prices in active markets for identical assets or liabilities.

• Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

• Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

            The Company's adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

            There are no assets or liabilities at May 3, 2008 which are required to be disclosed under the provisions of SFAS No. 157.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Revenue Recognition

The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. In fiscal 2007, the Company formed a gift card subsidiary, Books-A-Million Card Services, Inc. (now known as BAM Card Services, LLC), to administer the Company’s gift card program and to provide a more advantageous legal structure. Breakage income for the thirteen weeks ended May 3, 2008 and May 5, 2007 was $114,000 and $173,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

          This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in our specific market areas; inflation; economic conditions in general and in our specific market areas; the number of store openings and closings; the profitability of certain product lines and capital expenditures; future liquidity; liability and other claims asserted against us; uncertainties related to the Internet and our Internet initiatives; and other factors referenced herein and those factors identified from time to time in the Company’s other SEC filings, including the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

We were founded in 1917 and currently operate 207 retail bookstores, including 185 superstores, concentrated in the southeastern United States.

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

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Net sales	100.0%	100.0%
Gross profit	29.3%	29.0%
Operating, selling and administrative expenses	24.6%	23.2%
Depreciation and amortization	3.0%	2.8%
Operating income	1.7%	3.0%
Interest expense, net	0.4%	(0.1)%
Income before income taxes	1.3%	3.1%
Income tax provision	0.5%	1.3%
Net income	0.8%	1.8%

The following table sets forth net sales data by segment for the periods presented:

Segment Information (in thousands)

Net Sales	Thirteen Weeks Ended

	May 3, 2008	May 5, 2007	$ Change	% Change
Retail Trade	$114,584	$114,640	$(56)	0.0%
Electronic Commerce Trade	6,326	6,139	187	3.0%
Intersegment Sales Elimination	(5,429)	(4,461)	(968)	(21.7)%
Net Sales	$115,481	$116,318	$(837)	(0.7)%

Net sales for the retail trade segment for the thirteen week period ended May 3, 2008 was essentially flat. Comparable store sales for the thirteen weeks ended May 3, 2008 decreased $3.6 million, or 3.4%, to $102.0 million when compared with the same thirteen week period for the prior year. The decrease in comparable store sales for the thirteen week period ended May 3, 2008 was primarily due to sluggish traffic, an increasingly price conscious customer base, and a relatively quiet media cycle, all of which contributed to lower sales in our core book business. During the thirteen weeks ended May 3, 2008, we opened one superstore. The increase in net sales for the electronic commerce segment was primarily due to a strong performance in our business-to-business sales.

             Gross profit increased $0.1 million, or 0.5%, to $33.9 million in the thirteen weeks ended May 3, 2008, when compared with $33.8 million in the same thirteen week period for the prior year. Gross profit as a percentage of net sales for the thirteen weeks ended May 3, 2008 and May 5, 2007 was 29.3% and 29.0%, respectively. The increase in gross profit as a percentage of net sales for the third quarter ended May 3, 2008 was primarily due to lower markdowns.

               Operating, selling and administrative expenses were $28.5 million in the thirteen weeks ended May 3, 2008, compared to $27.0 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended May 3, 2008 increased to 24.6% from 23.2% in the same period last year. The increase in operating, selling and administrative expenses stated as a percentage of net sales for the thirteen-week period ended May 3, 2008 was primarily due to higher store payroll expense and a one-time charge for severance related to corporate staff reductions of $406,000 ($241,000 net of taxes).

               Depreciation and amortization expense increased slightly to $3.5 million in the thirteen week period ended May 3, 2008 compared to $3.3 million in the same period last year. Depreciation and amortization expense as a percentage of net sales for the thirteen weeks ended May 3, 2008 was 3.0% compared to 2.8% in the same period last year.

The following table sets forth operating income data by segment for the periods presented:

Segment Information (in thousands)

Operating Income	Thirteen Weeks Ended

	May 3, 2008	May 5, 2007	$ Change	% Change
Retail Trade	$2,224	$3,337	$(1,113)	(33.3)%
Electronic Commerce Trade	4	617	(613)	(99.3)%
Intersegment Elimination of Certain Costs	(211)	(500)	289	57.8%
Total Operating Income	$2,017	$3,454	$(1,437)	(41.6)%

The decrease in operating income for the retail segment for the thirteen week period ended May 3, 2008 was primarily due to a reduction in same store sales and an increase in store payroll expense plus a one-time charge for severance related to corporate staff reductions. The decrease in operating income for the electronic commerce segment for the thirteen week period ended May 3, 2008 was primarily due to increased employee bonus expense and increased website maintenance expense.

Net interest expense was $0.5 million, or 0.4% as a percentage of net sales, for the thirteen weeks ended May 3, 2008, compared to interest income of $0.1 million, or (0.1)% of net sales, in the same period last year. The increase in net interest expense was due to borrowing from our revolving credit facility primarily as a result of the special dividend paid on July 5, 2007 and our share repurchase program.

The Company did not close any stores during the thirteen weeks ended May 3, 2008 or the thirteen weeks ended May 5, 2007 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility. We have an unsecured revolving credit facility that allows borrowings of up to $100 million, for which no principal repayments are due until the facility expires in July 2011. Availability under the credit facility is reduced by outstanding letters of credit issued thereunder. The credit facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. We were in compliance with all of the covenants, including the minimum fixed charge coverage ratio, as of May 3, 2008. As of May 3, 2008 and February 2, 2008 there were outstanding borrowings under this credit facility of $45.0 million and $28.0, respectively, and the face amount of letters of credit issued under the credit facility were $2.4 million and $2.4 million, respectively. The maximum and average outstanding balances (including letters of credit issued thereunder) during the thirteen weeks ended May 3, 2008 were $48.8 million and $42.8 million, respectively, compared to $0 and $0, respectively, for the same period in the prior year. The increase in the maximum and average outstanding balances from the prior year was due to borrowing associated with the special dividend and share repurchase program.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to the Bond, which was secured by a mortgage interest in these facilities. As of May 3, 2008 and February 2, 2008, there was $7.0 million of borrowings outstanding under the Bond, which bears interest at variable rates (3.75% as of May 3, 2008). The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date. In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the Bond. Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

Financial Position

            Inventory balances were $212.4 million as of May 3, 2008, compared to $206.8 million as of February 2, 2008. The inventory increase was primarily due to seasonal fluctuations in inventory. Inventory levels are generally the lowest at the end of the fiscal year due to large post-holiday returns to vendors. Trade accounts payable balances were $79.0 million as of May 3, 2008, compared to $88.9 million as of February 2, 2008. The decrease in accounts payable was primarily due to timing of payment for seasonal products and timing of merchandise returns during the thirteen weeks ended May 3, 2008. Accrued expenses were $36.1 million as of May 3, 2008, compared to $41.5 million as of February 2, 2008. The decrease in accrued expenses was primarily due to redemption of gift cards, timing of bonus payouts and other payments.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at May 3, 2008 (in thousands):

Payments Due Under Contractual Obligations
	Total	FY 2009	FY 2010	FY 2011	FY 2012	FY 2013	Thereafter
Short-term borrowings	$45,000	$45,000	$ --	$ --	$ --	$ --	$ --
Long-term debt – industrial revenue bond	6,975	--	--	--	--	6,975	--
Subtotal of debt	51,975	45,000	--	--	--	6,975	--
Operating leases	128,764	22,705	25,040	20,279	15,017	11,809	33,914
Total of obligations	$180,739	$67,705	$25,040	$20,279	$15,017	$18,784	$33,914

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

Cash Flows

              Operating activities used cash of $10.0 million and $6.8 million in the thirteen week periods ended May 3, 2008 and May 5, 2007, respectively, and included the following effects:

•

Cash used for inventories in the thirteen week periods ended May 3, 2008 and May 5, 2007 was $5.6 million and $14.6 million, respectively. The change versus the prior year was primarily due to lower purchases and higher returns.

•

Cash used for accounts payable in the thirteen week periods ended May 3, 2008 was $7.1 million and cash provided for the thirteen weeks ended May 5, 2007 was $3.4 million, respectively. The change versus the prior year was due to timing of payments for seasonal merchandise purchases from vendors as well as timing of merchandise returns.

•	Depreciation and amortization expenses were consistent at $3.5 million and $3.3 million in the thirteen week periods ended May 3, 2008 and May 5, 2007, respectively.

Cash flows used in investing activities reflected a $4.8 million and $3.9 million net use of cash for the thirteen week periods ended May 3, 2008 and May 5, 2007, respectively. Cash was used primarily to fund capital expenditures for the new store, store relocations, renovation and improvements to existing stores, and investments in management information systems.

Financing activities provided cash of $14.8 million in the thirteen week period ended May 3, 2008 and used cash of $1.3 million in the thirteen week period ended May 5, 2007. Financing activities provided cash in the thirteen week period ended May 3, 2008 primarily from borrowings under our credit facilities ($17.0 million), offset by dividend payments ($1.4 million) and the purchase of treasury stock ($0.9 million).

Related Party Activities

             See Note 3, Related Party Transactions, to the Condensed Consolidated Financial Statements for information regarding related party activities.

Critical Accounting Policies

             A summary of our critical accounting policies is included in the Management Discussion and Analysis section of our Form 10-K for the year ended February 2, 2008 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the thirteen weeks ended May 3, 2008.

New Accounting Pronouncements

              See Note 9, Recent Accounting Pronouncements, to the Condensed Consolidated Financial Statements for information regarding new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are subject to interest rate fluctuations involving our credit facility and debt related to the Bond. To illustrate the sensitivity of the results of operations to changes in interest rates on our debt, we estimate that a 66% increase or decrease in LIBOR rates would have changed interest expense by $844,000 for the thirteen weeks ended May 3, 2008 due to average debt of $47,400,000. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years.

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

Item 1A. Risk Factors

            There have been no material changes from the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Form 10-K for the fiscal year ended February 2, 2008. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

          On March 26, 2008, our board of directors approved a new stock repurchase program (the “2008 Repurchase Program”) to replace the 2006 Repurchase Program, under which we were authorized to purchase up to $35 million of our common stock. Pursuant to the 2008 Repurchase Program, we are authorized to purchase up to $5 million of our common stock. The following table shows common stock repurchases under the 2008 Repurchase Program during the thirteen weeks ended May 3, 2008. There were no repurchases under the 2006 Repurchase Program during the thirteen weeks ended May 3, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value Of Shares that May Yet Be Purchased Under the Program at End of Period
February 3, 2008 through March 1, 2008	--	--	--	$5,000,000
March 2, 2008 through April 5, 2008	10,000	$8.97	10,000	$4,900,000
April 6, 2008 through May 3, 2008	93,000	$8.59	93,000	$4,100,000
Total	103,000	$8.63	103,000	$4,100,000

As of May 3, 2008, we may purchase up to $4.1 million of additional shares of our common stock under the 2008 Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

BOOKS-A-MILLION, INC.

Date: June 10, 2008	by:/s/ Clyde B. Anderson
Clyde B. Anderson
Executive Chairman of the Board

Date: June 10, 2008	by:/s/ Sandra B. Cochran
Sandra B. Cochran
President and Chief Executive Officer

Date: June 10, 2008	by:/s/ Douglas G. Markham
Douglas G. Markham
Chief Financial Officer