Form 10-Q
period 2008-08-02
BOOKS A MILLION INC
filed 2008-09-09
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 2, 2008

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

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of September 8, 2008 were 15,608,834 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)

	As of August 2, 2008 (Unaudited)	As of February 2, 2008
ASSETS Current Assets:
Cash and cash equivalents	$6,151	$5,595
Accounts receivable, net	3,950	6,450
Related party receivables	763	3,780
Inventories	215,511	206,836
Prepayments and other	5,798	4,678
Total Current Assets	232,173	227,339

Property and Equipment:
Gross property and equipment	232,831	222,508
Less accumulated depreciation and amortization	(175,602)	(168,994)
Net Property and Equipment	57,229	53,514

Deferred Income Taxes	2,785	2,452
Other Assets	1,898	1,528
Total Assets	$294,085	$284,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$83,404	$88,994
Related party accounts payable	4,227	2,213
Accrued expenses	36,684	41,539
Accrued income taxes	--	995
Deferred income taxes	8,558	6,846
Line of Credit and Current Portion of Long-Term Debt (Note 10)	47,175	27,967
Total Current Liabilities	180,048	168,554

Long-Term Debt	6,975	6,975
Other Long-Term Liabilities	9,992	10,253
Total Non-Current Liabilities	16,967	17,228

Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	--	--
Common stock, $0.01 par value, 30,000,000 shares authorized, 21,039,635 and 20,850,611 shares issued at August 2, 2008 and February 2, 2008, respectively	210	209
Additional paid-in capital	90,779	89,752
Treasury stock at cost (5,430,801 and 5,216,951 shares at August 2, 2008 and February 2, 2008, respectively)	(46,200)	(44,468)
Retained earnings	52,281	53,558
Total Stockholders’ Equity	97,070	99,051
Total Liabilities and Stockholders’ Equity	$294,085	$284,833

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

Net Sales	$122,803	$132,802	$238,284	$249,120
Cost of products sold (including warehouse distribution and store occupancy costs)	87,714	95,110	169,272	177,669
Gross Profit	35,089	37,692	69,012	71,451
Operating, selling and administrative expenses	29,891	29,331	58,347	56,300
Depreciation and amortization	3,618	3,496	7,068	6,832
Operating Income	1,580	4,865	3,597	8,319
Interest expense (income), net	502	64	994	(53)
Income before income taxes	1,078	4,801	2,603	8,372
Income tax provision	433	1,701	1,052	3,161
Net Income	$645	$3,100	$1,551	$5,211

Net Income Per Common Share:
Basic	$0.04	$0.19	$0.10	$0.32
Diluted	$0.04	$0.19	$0.10	$0.31
Weighted Average Common Shares Outstanding:
Basic	15,192	16,437	15,268	16,440
Diluted	15,466	16,656	15,649	16,693

Dividends Declared Per Share (Note 12)	$0.09	$3.09	$0.18	$3.18

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance February 2, 2008	20,850	$209	$89,752	5,217	($44,468)	$53,558	$99,051
Purchase of treasury stock				214	(1,732)		(1,732)
Net income						1,551	1,551
Dividends paid						(2,828)	(2,828)
Stock-based compensation	177	1	882				883
Issuance of stock for employee stock purchase plan	12	--	132				132
Tax benefit from stock- based compensation			13				13
Balance August 2, 2008	21,039	$210	$90,779	5,431	($46,200)	$52,281	$97,070

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty Six Weeks Ended
	August 2, 2008	August 4, 2007
Cash Flows from Operating Activities:
Net income	$1,551	$5,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,068	6,832
Stock-based compensation	883	705
Excess tax benefit from stock based compensation	(13)	(1,353)
Loss (Gain) on disposal of property	62	(26)
Deferred income tax benefit	1,379	68
Increase in inventories	(8,675)	(17,965)
(Decrease) increase in accounts payable	(5,590)	17,031
Changes in certain other assets and liabilities	(108)	(1,686)
Total adjustments	(4,994)	3,606
Net cash (used in) provided by operating activities	(3,443)	8,817

Cash Flows from Investing Activities:
Capital expenditures	(10,794)	(6,778)
Net cash used in investing activities	(10,794)	(6,778)

Cash Flows from Financing Activities:
Borrowings under credit facilities (Note 10)	123,280	33,300
Repayments under credit facilities	(104,072)	(2,000)
Purchase of treasury stock	(1,732)	(9,982)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	132	1,233
Excess tax benefit from stock based compensation	13	1,353
Payment of dividends (Note 12)	(2,828)	(53,918)
Net cash provided by (used in) financing activities	14,793	(30,014)

Net increase (decrease) in cash and cash equivalents	556	(27,975)
Cash and cash equivalents at beginning of period	5,595	34,121

Cash and cash equivalents at end of period	$6,151	$6,146
Supplemental Disclosures of Cash Flow Information:
Cash paid during the twenty-six week period for:
Interest	$988	$230
Income taxes, net of refunds	$2,898	$5,537
Supplemental Disclosures of Non-Cash Investing Activities:
Decrease in accrued expenses for capital expenditures	$(1,071)	$(796)

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Books-A-Million, Inc. and its subsidiaries (collectively, the “Company”) are principally engaged in the sale of books, magazines and related items through a chain of retail bookstores. The Company operates 212 bookstores in 20 states and the District of Columbia, which are predominantly located in the southeastern United States. The Company also operates a retail Internet website. The Company consists of Books-A-Million, Inc. and its three wholly owned subsidiaries, American Wholesale Book Company, Inc., Booksamillion.com, Inc. and BAM Card Services, LLC. All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 7. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results.

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 2, 2008 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

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

The Company’s pre-tax compensation cost for stock-based employee compensation was $883,000 ($555,000 net of taxes) and $705,000 ($439,000 net of taxes) for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.

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

	Twenty-Six Weeks Ended August 2, 2008
	Shares	Weighted Average Exercise Price

Options outstanding at beginning of period	43	$5.31
Options granted	--	N/A
Options exercised	--	N/A
Options forfeited	--	N/A
Options outstanding at end of period	43	$5.31
Options exercisable at end of period	43	$5.31

The following table summarizes information about stock options outstanding and exercisable under the Stock Option Plan as of August 2, 2008(shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding at August 2, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at August 2, 2008	Weighted Average Exercise Price
$1.69 - $2.37	11	4.32	$2.31	11	$2.31
$2.68 - $5.85	7	3.50	$3.04	7	$3.04
$6.13 - $9.62	25	5.71	$7.25	25	$7.25
Totals	43	5.01	$5.31	43	$5.31

The aggregate intrinsic value of outstanding and exercisable options under the Stock Option Plan at August 2, 2008 was $27,000.

2005 Incentive Award Plan

On June 1, 2005, the stockholders of the Company approved the adoption of the Books-A-Million, Inc. 2005 Incentive Award Plan (the “2005 Plan”). An aggregate of 1,200,000 shares of common stock may be awarded under the 2005 Plan, as amended. From June 1, 2005 through August 2, 2008, awards under the 2005 Plan have consisted solely of awards of restricted stock.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There are two types of restricted stock awards to employees. The first type of restricted stock award is “career based shares.” Career based shares granted prior to March 26, 2008, are completely unvested until the last day of the fifth fiscal year after the date of grant, whereupon such career based shares vest in full if the employee who received the grant is then employed by the Company. Effective March 26, 2008, career based shares granted in fiscal 2009 are completely unvested until the last day of the third fiscal year after the date of grant. The compensation expense for these shares is recognized ratably over the requisite service period. The second type of restricted stock award is “performance based shares.” Performance based shares are earned based on the achievement of certain pre-established performance goals for the fiscal year in which they are granted. If the performance goals are met, the performance based shares vest in 50% increments at the end of the first and second fiscal years following the fiscal year in which they were earned if the employee who received the grant is then employed by the Company. Compensation expense for these shares is recognized ratably over the period beginning on the date the performance goals are met and ending on the last day of the vesting period.

Additionally, there are annual restricted stock grants to non-employee directors. Each such director who has served at least eleven consecutive months as of the Company’s annual meeting of stockholders receives a restricted stock grant, which shares of restricted stock vest in one-third increments on each of the first, second and third anniversaries of the grant date. The expense related to the directors’ grants is recognized ratably over the three-year vesting period.

Executive Incentive Plan

The Company maintains an Executive Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for awards to certain executive officers of either cash or shares of restricted stock. Since the inception of the Incentive Plan, the Company issued awards under the Incentive Plan only in the form of restricted stock. Issuance of restricted stock awards under the Incentive Plan is based on the Company achieving pre-established performance goals during a three consecutive fiscal year performance period. Awards issued under the Incentive Plan for a particular performance period vest on the third anniversary of the last day of such performance period if the recipient remains employed by the Company on such vesting date. Awards under the Incentive Plan are expensed ratably over the period from the date that the issuance of such awards becomes probable through the end of the restriction period. No awards have been made under the Incentive Plan since fiscal 2006, and there will be no future awards under the Incentive Plan.

Restricted Stock Table

A combined summary of the status of restricted stock grants to employees and directors under the 2005 Incentive Award Plan and the Executive Incentive Plan is as follows (shares in thousands):

	Twenty-Six Weeks Ended August 2, 2008
	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	271	$12.44
Shares granted	177	$9.76
Shares vested	(7)	$14.87
Shares forfeited	--	--
Shares at end of period	441	$11.29

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

          As of August 2, 2008, the Company had $4,992,000 of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Stock-based Compensation Expense
2009	$1,732,000
2010	1,711,000
2011	1,327,000
2012	222,000
Total	$4,992,000

          The Company received cash from options exercised during the twenty-six weeks ended August 2, 2008 and August 4, 2007 of $0 and $1,138,000, respectively. The Company received cash from proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during the twenty-six weeks ended August 2, 2008 and August 4, 2007 of $132,000 and $95,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

          The number of shares of common stock currently reserved under the 2005 Plan for stock-based compensation programs as of August 2, 2008 is 695,127 shares.

Stockholders' Equity

          On March 26, 2008, our board of directors approved a new stock repurchase program (the “2008 Repurchase Program”) that replaced the 2006 Repurchase Program, under which we were previously authorized to purchase up to $35 million of our common stock. Pursuant to the 2008 Repurchase Program, we are authorized to purchase up to $5 million of our common stock. The 2008 Repurchase Program will expire on April 30, 2009. As of August 2, 2008, we have repurchased $1.7 million of additional shares of our common stock under the 2008 Repurchase Program.

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

	For the Thirteen Weeks Ended
	(in thousands)
	August 2, 2008	August 4, 2007
Weighted average shares outstanding:
Basic	15,192	16,437
Dilutive effect of stock options and restricted stock outstanding	274	219
Diluted	15,466	16,656
	For the Twenty-Six Weeks Ended
	(in thousands)
	August 2, 2008	August 4, 2007
Weighted average shares outstanding:
Basic	15,268	16,440
Dilutive effect of stock options and restricted stock outstanding	381	253
Diluted	15,649	16,693

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no options outstanding to purchase shares of common stock nor shares of restricted stock outstanding as of August 2, 2008 or August 4, 2007 that were anti-dilutive under the treasury stock method. Therefore, no options nor shares of restricted stock were excluded from the table above.

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

          We purchase a substantial portion of our magazines, as well as certain of our seasonal music, from Anderson Media Corporation (“Anderson Media”), an affiliate through common ownership. During the twenty-six weeks ended August 2, 2008 and August 4, 2007, purchases of these items from Anderson Media totaled $12,104,000 and $15,490,000 respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. (“Anderson Press”), an affiliate through common ownership. During the twenty-six weeks ended August 2, 2008 and August 4, 2007, such purchases from Anderson Press totaled $410,000 and $1,260,000, respectively. The Company purchases certain of its greeting cards and gift products from C.R. Gibson, Inc., which was an affiliate through common ownership until November 7, 2007. C.R. Gibson, Inc was sold on November 7, 2007, ending its relationship with the Company as a related party. The purchases of these products during the twenty-six weeks ended August 4, 2007 was $141,000. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate through common ownership. The total amount paid to Anco Far East was $180,000 and $1,292,000 during the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively. These amounts paid to Anco Far East primarily included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $13,000 and $90,000 during the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.

          The Company sold books to Anderson Media in the amounts of $202,000 and $417,000 during the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. The Company leases the building on a month-to-month basis. During the twenty-six weeks ended August 2, 2008 and August 4, 2007, the Company paid rent of $75,000 and $77,000, respectively, to the trust in connection with this lease. Anderson & Anderson LLC (“A&A”), an affiliate through common ownership, also leases two buildings to the Company on a month-to-month basis. During the twenty-six weeks ended August 2, 2008 and August 4, 2007, the Company paid A&A a total of $230,000 and $205,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $0 at August 2, 2008. The Company subleases certain property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. One of the Company's directors, Albert C. Johnson, and Terry Finley, President of Books-A-Million, Inc.’s Merchandising Group, are members of Hibbett’s board of directors. Additionally, the Company's Executive Chairman, Clyde B. Anderson, served on Hibbett's board of directors until June 2, 2008. During each of the twenty-six weeks ended August 2, 2008 and August 4, 2007, the Company received $95,000 in rent payments from Hibbett.

We share ownership of a plane, which we use in the operation of our business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all of the variable costs, and a portion of the fixed costs of the plane. The total amounts received from affiliated companies for use of the plane during the twenty-six weeks ended August 2, 2008 and August 4, 2007, was $486,000 and $277,000, respectively. The Company also occasionally rents a plane from A&A. The amounts paid to A&A for plane rental were $174,000 and $31,000 for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.

4.	Comprehensive Income

Comprehensive income is net income plus certain other items that are recorded directly to stockholders’ equity. There are no such items currently applicable to the Company, which therefore results in comprehensive income being equal to net income for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at each of August 2, 2008 and February 2, 2008, as such liabilities are considered de minimis.

6.	Inventories

Inventories are valued at the lower of cost or market, using the retail method. Market is determined based on the lower of replacement cost or estimated realizable value. Using the retail method, store and warehouse inventories are valued by applying a calculated cost to retail ratio to the retail value of inventories.

The Company currently utilizes the last-in, first-out (“LIFO”) method of accounting for inventories. The cumulative difference between replacement and current cost of inventory over stated LIFO value is $2.7 million as of August 2, 2008 and $2.5 million as of February 2, 2008. The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value of $218.1 million as of August 2, 2008 and $209.3 million as of February 2, 2008.

Physical inventory counts are taken throughout the course of the fiscal period and reconciled to the Company’s records. Accruals for inventory shortages are estimated based upon historical shortage results.

Inventory balances at August 2, 2008 and February 2, 2008 were (in thousands):

	August 2, 2008	February 2, 2008
Inventories (at FIFO)	$218,192	$209,314
LIFO reserve	(2,681)	(2,478)
Net inventories	$215,511	$206,836

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Business Segments

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

Segment Information (in thousands)	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net Sales
Retail Trade	$121,095	$131,556	$235,679	$246,196
Electronic Commerce Trade	6,097	6,502	12,423	12,641
Intersegment Sales Elimination	(4,389)	(5,256)	(9,818)	(9,717)
Net Sales	$122,803	$132,802	$238,284	$249,120
Operating Income
Retail Trade	$1,500	$4,769	$3,402	$8,055
Electronic Commerce Trade	240	311	566	602
Intersegment Elimination of Certain Costs	160)	(215)	(371)	(338)
Total Operating Income	$1,580	$4,865	$3,597	$8,319
			As of August 2, 2008	As of February 2, 2008
Assets
Retail Trade			$292,774	$283,452
Electronic Commerce Trade			1,311	1,381
Intersegment Asset Elimination			--	--
Total Assets			$294,085	$284,833

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-2 was issued which delayed the effective date of SFAS No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material effect on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of March 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purposes of recognizing previously unrecognized tax benefits. The Company was required to apply the guidance provided in FSP FIN 48-1 upon its adoption of FIN 48, which was as of February 4, 2007. The application of FSP FIN 48-1 has not had a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised),Business Combinations ("SFAS No. 141R"). The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.   SFAS No. 141R is effective for the Company on February 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS No. 160").  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for the Company on February 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Based on current conditions, the Company does not expect the adoption of SFAS No. 161 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a significant impact on its results of operations or financial position.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

            In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements (“EITF No. 08-3”).EITF No. 08-3 requires that all nonrefundable maintenance deposits be accounted for as a deposit with the deposit expensed or capitalized in accordance with the lessee's maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. EITF No. 08-3 is effective for the Company as of the beginning of its fiscal year that begins after December 15, 2008. The Company is currently assessing the potential impact of EITF No. 08-3 on its results of operations and financial position.

9.	Discontinued Operations

The Company did not close any stores during the twenty-six weeks ended August 2, 2008 or the twenty-six weeks ended August 4, 2007 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market.

10.	Debt and Lines of Credit

The Company’s current credit facility allows for unsecured borrowings of up to $100 million for which no principal payments are due until the facility expires in July 2011. Availability under the facility is reduced by outstanding letters of credit issued thereunder. Interest on borrowings under the credit facility is determined based upon applicable LIBOR rates and the Company’s rate spread, which varies depending on the maintenance of certain covenants. The credit facility contains financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. The Company was in compliance with all covenants for the twenty-six weeks ended August 2, 2008 and as of August 2, 2008. As of August 2, 2008 and February 2, 2008 there were outstanding borrowings under this credit facility of $47.2 million and $28.0 million, respectively, and the face amount of letters of credit issued under the credit facility on such dates were $2.4 million and $2.4 million, respectively. The maximum and average outstanding borrowings under the credit facility (excluding letters of credit issued there-under) during the twenty-six weeks ended August 2, 2008 were $53.9 million and $41.8 million, respectively.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to a Bond, which was secured by a mortgage interest in these facilities. As of August 2, 2008 and February 2, 2008, there was $7.0 million of borrowings outstanding under these arrangements which bear interest at variable rates (3.50% as of August 2, 2008). The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date. In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the Bond. Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

Net interest expense for the thirteen weeks ended August 2, 2008 and August 4, 2007 includes interest expense of $503,000 and $326,000, respectively. Net interest expense for the twenty-six weeks ended August 2, 2008 and August 4, 2007 includes interest expense of $1.0 million and $526,000, respectively.

11.	Income Taxes

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

As of August 2, 2008, the gross amount of unrecognized tax benefits was $1,565,000, all of which would affect the effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $735,000 in interest and penalties related to unrecognized tax benefits accrued as of August 2, 2008. The Company’s total liability for unrecognized tax benefits, including interest and penalties, as of August 2, 2008 was $2,301,000.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of new audits by federal, state or local jurisdictions, settlement of ongoing audits or the expiration of the statute of limitations related to certain tax periods currently still open with the taxing jurisdictions. The amount of unrecognized tax benefits, including interest and penalties, that would no longer need to be accrued due to the passage of various statutes of limitations in the next 12 months is $452,000. The balance of the unrecognized tax benefits is primarily related to uncertain tax positions for which there are no current ongoing federal or state audits and therefore, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company’s effective tax rate for the twenty-six weeks ended August 2, 2008 was 40.4% versus an effective tax rate of 37.8% for the twenty-six weeks ended August 4, 2007. The increase in the effective tax rate is due to an increase in accruals for uncertain tax positions under FIN 48.

12.	Special Dividend

On June 4, 2007, the Company’s board of directors declared a special one-time cash dividend of $3.00 per common share. The dividend was paid on July 5, 2007 to stockholders of record at the close of business on June 20, 2007. A total of $50.9 million was paid on the Company’s 16,958,000 then outstanding shares of common stock as a result of the special dividend.

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

The Company's adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. FASB Staff Position No. 157-2 delayed the effective date for all nonfinancial assets and liabilities until February 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There are no assets or liabilities at August 2, 2008 which are required to be disclosed under the provisions of SFAS No. 157.

14.	Revenue Recognition

The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. In fiscal 2007, the Company formed a gift card subsidiary, BAM Card Services, LLC, to administer the Company’s gift card program and to provide a more advantageous legal structure. Breakage income for the thirteen weeks ended August 2, 2008 and August 4, 2007 was $285,000 and $266,000, respectively. Breakage income for the twenty-six weeks ended August 2, 2008 and August 4, 2007 was $399,000 and $439,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

          This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in our specific market areas; inflation; economic conditions in general and in our specific market areas; the number of store openings and closings; the profitability of certain product lines and capital expenditures; future liquidity; liability and other claims asserted against us; uncertainties related to the Internet and our Internet initiatives; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

We were founded in 1917 and currently operate 212 retail bookstores, including 191 superstores, concentrated in the southeastern United States. Our growth strategy is focused on opening superstores in new and existing market areas, particularly in the Southeast. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats.

Comparable store sales are determined each fiscal quarter during the year based on all stores that have been open at least 12 full months as of the first day of the fiscal quarter. Any stores closed during a fiscal quarter are excluded from comparable store sales as of the first day of the quarter in which they close.

Results of Operations

The following table sets forth statement of income data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	28.6%	28.4%	29.0%	28.7%
Operating, selling and administrative expenses	24.3%	22.1%	24.5%	22.6%
Depreciation and amortization	2.9%	2.6%	3.0%	2.7%
Operating income	1.3%	3.7%	1.5%	3.4%
Interest expense, net	0.4%	0.1%	0.4%	0.0%
Income from continuing operations before income taxes	0.9%	3.6%	1.1%	3.4%
Income tax provision	0.4%	1.3%	0.4%	1.3%
Net income	0.5%	2.3%	0.7%	2.1%

The following table sets forth net sales data by segment for the periods presented:

Segment Information (in thousands)

Net Sales	Thirteen Weeks Ended				Twenty-Six Weeks Ended

	August 2, 2008	August 4, 2007	$ Change	% Change	August 2, 2008	August 4, 2007	$ Change	% Change
Retail Trade	$121,095	$131,556	$(10,461)	(8.0%)	$235,679	$246,196	$(10,517)	(4.3%)
Electronic Commerce Trade	6,097	6,502	(405)	(6.2%)	12,423	12,641	(218)	(1.7%)
Intersegment Sales Elimination	(4,389)	(5,256)	867	16.5%	(9,818)	(9,717)	(101)	(1.0%)
Net Sales	$122,803	$132,802	$(9,999)	(7.5%)	$238,284	$249,120	$(10,836)	(4.3%)

The decrease in net sales for the retail trade segment for the thirteen weeks ended August 2, 2008 compared to the thirteen weeks ended August 4, 2007 was primarily due to a decrease in comparable store sales and the anniversary of the release of Harry Potter and the Deathly Hallows in the prior year. This was partially offset by additional sales from an increase in our total number of superstores. Comparable store sales for the thirteen weeks ended August 2, 2008 decreased 10.4% when compared with the same thirteen week period for the prior year. The decrease in comparable store sales for the thirteen week period was primarily due to sales of Harry Potter and the Deathly Hallows in the prior yearas well as difficult macro-economic conditions and a quiet media cycle in the current year. For the twenty-six weeks ended August 2, 2008 compared to the twenty-six weeks ended August 4, 2007, the decrease in net sales for the retail trade segment was also due to a decrease in comparable store sales, the anniversary of Harry Potter and the Deathly Hallows, difficult macro-economic conditions and a quiet media cycle. Comparable store sales for the twenty-six weeks ended August 2, 2008 decreased 7.1% when compared with the same period for the prior year. During the twenty-six weeks ended August 2, 2008, we opened seven superstores and closed three smaller stores. The decrease in net sales for the electronic commerce segment was primarily due to the anniversary of the release of Harry Potter and the Deathly Hallows as well as difficult macro-economic conditions and a quiet media cycle. These decreases were somewhat offset by improved business-to-business sales.

          Gross profit decreased $2.6 million, or 6.9%, to $35.1 million in the thirteen weeks ended August 2, 2008 when compared with $37.7 million in the same thirteen week period for the prior year. For the twenty-six weeks ended August 2, 2008, gross profit decreased $2.4 million, or 3.4%, to $69.0 million from $71.5 million in the prior year period. Gross profit as a percentage of net sales for the thirteen weeks ended August 2, 2008 and August 4, 2007 was 28.6% and 28.4%, respectively. Gross profit as a percentage of net sales for the twenty-six weeks ended August 2, 2008 and August 4, 2007 was 29.0% and 28.7%, respectively. The increase in gross profit as a percentage of net sales for the thirteen week period ended August 2, 2008 was primarily due to lower promotional discounts than the same period last year, partially offset by an increase in occupancy costs. Occupancy as a percentage of sales has increased in the thirteen weeks ended August 2, 2008 when compared to the same thirteen week period from the prior year due to an increase in the number of stores. The increase in gross profit as a percentage of net sales for the twenty-six week period ended August 2, 2008 was primarily the result of lower markdowns and promotional discounts than the same period last year. These were partially offset by an increase in occupancy costs resulting from an increase in the number of stores.

Operating, selling and administrative expenses were $29.9 million in the thirteen weeks ended August 2, 2008, compared to $29.3 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended August 2, 2008 increased to 24.3% from 22.1% in the same period last year. The increase in operating, selling and administrative expenses stated as a percentage of sales for the thirteen-week period ended August 2, 2008 was primarily due to the weak comparable store sales for the period, as well as costs associated with store openings and closings. Improvements in store and corporate expenses were not sufficient to offset the decline in sales. For the twenty-six weeks ended August 2, 2008, operating, selling and administrative expenses were $58.3 million, compared to $56.3 million in the prior year period. Operating, selling and administrative expenses as a percentage of net sales for the twenty six weeks ended August 2, 2008 increased to 24.5% from 22.6% from the same period last year. The increase in operating, selling and administrative expenses as a percentage of net sales for the twenty-six week period ended August 2, 2008 was also primarily due to the weak comparable store sales for the period, as well as costs associated with store openings and closings and the one-time charge for severance related to corporate staff reductions of $406,000 ($241,000 net of taxes) recorded in the first quarter ended May 3, 2008.

Depreciation and amortization expense increased 3.5% to $3.6 million in the thirteen week period ended August 2, 2008 compared to $3.5 million in the same period last year. In the twenty-six week period ended August 2, 2008, depreciation and amortization expense increased 3.5% to $7.1 million from $6.8 million in the same period last year. The increase in depreciation and amortization expense was due to the expanding store base year over year.

The following table sets forth operating income data by segment for the periods presented:

Segment Information (in thousands)

Operating Income	Thirteen Weeks Ended				Twenty-Six Weeks Ended

	August 2, 2008	August 4, 2007	$ Change	% Change	August 2, 2008	August 4, 2007	$ Change	% Change
Retail Trade	$1,500	$4,769	$(3,269)	(68.5%)	$3,402	$8,055	$(4,653)	(57.8%)
Electronic Commerce Trade	240	311	(71)	(22.8%)	566	602	(36)	(6.0%)
Intersegment Elimination of Certain Costs	(160)	(215)	55	25.6%	(371)	(338)	(33)	(9.8%)
Total Operating Income	$1,580	$4,865	$(3,285)	(67.5%)	$3,597	$8,319	$(4,722)	(56.7%)

The decrease in operating income for the retail trade segment for the thirteen week period ended August 2, 2008 was primarily due to lower retail sales, as well as higher occupancy and new and closed store costs compared to the same thirteen week period in the prior year. The decrease in operating results for the retail trade segment for the twenty-six week period ended August 2, 2008 was primarily due to lower retail sales, as well as higher occupancy, new and closed store costs and the one-time charge for severance related to corporate staff reductions. Operating results for the electronic commerce segment for the thirteen week period ended August 2, 2008 decreased compared with the same period last year primarily due to lower sales, increased website maintenance, and increased salaries partially offset by a higher gross margin percentage. Operating results for the electronic commerce segment for the twenty-six week period ended August 2, 2008 decreased compared with the same period last year primarily due to increased salaries, increased website maintenance and lower sales partially offset by a higher gross margin percentage. Gross margin as a percent of sales has increased for the thirteen and twenty-six week period ending August 2, 2008 due to lower promotional discounts.

Net interest expense was $0.5 million in the thirteen weeks ended August 2, 2008, versus $0.1 million in the same period in the prior year and was $1.0 million in the twenty-six weeks ended August 2, 2008 versus $0.1 million in the same period in the prior year. The increase in net interest expense was due to borrowing from our revolving credit facility primarily as a result of lower sales, the special dividend paid on July 5, 2007 and our share repurchase program.

The Company did not close any stores during the twenty-six weeks ended August 2, 2008 or the twenty-six weeks ended August 4, 2007 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility. We have an unsecured revolving credit facility that allows borrowings of up to $100 million, for which no principal repayments are due until the facility expires in July 2011. The credit facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. We were in compliance with all of the covenants, including the minimum fixed charge coverage ratio, as of August 2, 2008. As of August 2, 2008 and February 2, 2008 there were outstanding borrowings under this credit facility of $47.2 million and $28.0 million, respectively, and the face amount of letters of credit issued under the credit facility as of such dates were $2.4 million and $2.4 million, respectively. The maximum and average outstanding balances during the thirteen weeks ended August 2, 2008 were $53.9 million and $43.1 million, respectively, compared to $34.5 million and $14.8 million, respectively, for the same period in the prior year. The maximum and average outstanding balances during the twenty-six weeks ended August 2, 2008 were $53.9 million and $41.8 million, respectively, compared to $34.5 million and $4.9 million, respectively for the same period in the prior year. The increase in the maximum and average outstanding balances from the prior year was due to borrowing associated with the special dividend and share repurchase program.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to a Bond, which was secured by a mortgage interest in these facilities. As of August 2, 2008 and February 2, 2008, there was $7.0 million of borrowings outstanding under these arrangements which bear interest at variable rates (3.50% as of August 2, 2008). The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date. In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the Bond. Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

On June 4, 2007, our board of directors declared a special one-time cash dividend of $3.00 per common share. The dividend was paid on July 5, 2007, to stockholders of record at the close of business on June 20, 2007. A total of $50.9 million was paid on our 16,958,000 then outstanding shares of common stock as a result of the special dividend.

Financial Position

          Inventory balances were $215.5 million as of August 2, 2008, compared to $206.8 million as of February 2, 2008. The inventory increase was primarily due to seasonal fluctuations in inventory. Inventory levels are generally the lowest at the end of the fiscal year due to holiday sales and large post holiday returns to vendors. Trade accounts payable balances were $83.4 million as of August 2, 2008, compared to $89.0 million as of February 2, 2008. The decrease in accounts payable was primarily due to lower inventory turn as a result of lower sales and improvements in our systems and processes for the matching and payment of vendor invoices. Accrued expenses were $36.7 million as of August 2, 2008, compared to $41.5 million as of February 2, 2008. Accrued expenses decreased primarily due to payment of fiscal 2008 management bonuses in the first quarter of fiscal 2009 and redemption of gift cards sold to customers during the fourth quarter of fiscal 2008.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at August 2, 2008 (in thousands):

Payments Due Under Contractual Obligations
	Total	FY 2009	FY 2010	FY 2011	FY 2012	FY 2013	Thereafter
Short-term borrowings	$47,200	$47,200	$ --	$ --	$ --	$ --	$ --
Long-term debt - industrial revenue bond	6,975	--	--	--	6,975	--	--
Subtotal of debt	54,175	47,200	--	--	--	--	--
Operating leases	141,332	16,120	27,140	22,335	16,957	13,749	45,031
Total of obligations	$195,507	$63,320	$27,140	$22,335	$23,932	$13,749	$45,031

Guarantees

From time to time, we enter into certain types of agreements that require us to indemnify parties against third-party claims. Generally, these agreements relate to: (a) agreements with vendors and suppliers, under which we may provide customary indemnification to our vendors and suppliers in respect of actions they take at our request or otherwise on our behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for us to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on our behalf, (c) real estate leases, under which we may agree to indemnify the lessors for claims arising from our use of the property, and (d) agreements with our directors, officers and employees, under which we may agree to indemnify such persons for liabilities arising out of their relationship with us. Currently, no such agreements are in place. We maintain a Directors and Officers Liability Insurance Policy, which, subject to the policy’s conditions, provides insurance coverage for indemnification amounts payable by us with respect to our directors and officers up to specified limits and subject to certain deductibles.

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at each of August 2, 2008 and February 2, 2008, as such liabilities are considered de minimis.

Cash Flows

Operating activities used cash of $3.4 million and provided cash of $8.8 million in the twenty-six week periods ended August 2, 2008 and August 4, 2007, respectively, and included the following effects:

•

Cash used for inventories in the twenty-six week periods ended August 2, 2008 and August 4, 2007 was $9.0 million and $18.0 million, respectively. The change versus the prior year was primarily due to lower purchases.

•

Cash provided (used) for accounts payable in the twenty-six week periods ended August 2, 2008 and August 4, 2007 was $(6.0) million and $17.0 million, respectively. The change versus the prior year was due to the timing of payments for merchandise purchases from vendors.

•

Depreciation and amortization expenses increased in the twenty-six week period ending August 2, 2008 to $7.0 million compared to $6.8 million in the twenty-six week period ended August 4, 2007. The increase was due to new store openings and remodels.

Cash flows used in investing activities reflected a $10.8 million and $6.8 million net use of cash for the twenty-six week periods ended August 2, 2008 and August 4, 2007, respectively. Cash was used primarily to fund capital expenditures for new stores, store relocations, renovation and improvements to existing stores, and investments in management information systems.

Financing activities provided cash of $14.8 million and used cash of $30.0 million in the twenty-six week periods ended August 2, 2008 and August 4, 2007, respectively. Financing activities provided cash in the twenty-six week period ended August 2, 2008 primarily from $19.2 million of borrowings under our credit facility, offset by dividend payments ($2.8 million) and the purchase of treasury stock ($1.7 million). Financing activities used cash in the twenty-six week period ended August 4, 2007 primarily for dividend payments ($53.9 million) and to purchase treasury stock ($10.0 million), partially offset by net borrowings on the revolving credit facility ($31.3 million).

Related Party Activities

          See Note 3, Related Party Transactions, to the Condensed Consolidated Financial Statements for information regarding related party activities.

Critical Accounting Policies

          A summary of our critical accounting policies is included in the Management Discussion and Analysis section of our Form 10-K for the year ended February 2, 2008 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the twenty-six weeks ended August 2, 2008.

New Accounting Pronouncements

          See Note 8, Recent Accounting Pronouncements, to the Condensed Consolidated Financial Statements for information regarding new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are subject to interest rate fluctuations involving our credit facility and debt related to the Bond. To illustrate the sensitivity of the results of operations to changes in interest rates on our debt, we estimate that a 66% increase or decrease in LIBOR rates would have changed interest expense by $813,000 for the thirteen weeks ended August 2, 2008 due to average debt of $43,100,000. For the twenty-six week period ended August 2, 2008, our average debt was $41,800,000. Similar changes in interest rates during this twenty-six period would have resulted in additional interest expense of $791,000. This hypothetical change in LIBOR rates was calculated based on the fluctuation in LIBOR in 2002, which was the maximum LIBOR fluctuation in the last ten years.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

On March 26, 2008, our board of directors approved a new stock repurchase program (the “2008 Repurchase Program”) that replaced the 2006 Repurchase Program, under which we were previously authorized to purchase up to $35 million of our common stock. Pursuant to the 2008 Repurchase Program, we are authorized to purchase up to $5 million of our common stock. The following table shows common stock repurchases under the 2008 Repurchase Program during the thirteen weeks ended August 2, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value Of Shares that May Yet Be Purchased Under the Program at End of Period
May 4, 2008 through May 31, 2008	87,000	$7.66	190,000	$3,400,000
June 1, 2008 through July 5, 2008	24,000	$7.34	214,000	$3,300,000
July 6, 2008 through August 2, 2008	--	--	214,000	$3,300,000
Total	111,000	$7.62	214,000	$3,300,000

As of August 2, 2008, we may purchase up to $3.3 million of additional shares of our common stock under the 2008 Repurchase Program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security-Holders

At the Annual Meeting of Stockholders held on May 29, 2008, the following proposals were submitted to the stockholders with the following results:

Proposal 1. To elect the following two persons to a class of directors to serve a three-year term expiring in 2011:

Election of	Number of Votes Cast For	Number of Votes	Number of Broker Non-Votes
		Withholding Authority to Vote
Terry C. Anderson	13,205,220	1,954,645	0
Albert C. Johnson	14,843,762	316,103	0

          In addition to the directors elected above, the following directors’ terms of office continued after the meeting:

•	Clyde B. Anderson (term expiring 2009)
•	Sandra B. Cochran (term expiring 2009)
•	Ronald G. Bruno (term expiring 2009)
•	J. Barry Mason (term expiring 2010)
•	William H. Rogers, Jr. (term expiring 2010)

Proposal 2. To approve the Second Amendment to the Company’s 2005 Incentive Award Plan:

Number of Votes Cast For	Number of Votes Cast Against	Number of Votes Abstaining	Number of Broker Non-Votes

12,818,329	407,069	23,351	1,919,761

Proposal 3. To ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year:

Number of Votes Cast For	Number of Votes Cast Against	Number of Votes Abstaining	Number of Broker Non-Votes

15,114,247	17,376	28,396	0

  Item 5. Other Information

None

Item 6. Exhibits

(A)	Exhibits

Exhibit 3.1 Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Capital Registration No. 33-52256)

Exhibit 3.2 By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Capital Registration No. 33-52256))

Exhibit 10.1 Books-A-Million, Inc. 2005 Incentive Award Plan, as amended by the Second Amendment, effective May 29, 2008 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2008)

Exhibit 31.1 Certification of Clyde B. Anderson, Executive Chairman of the Board of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Exhibit 31.2 Certification of Sandra B. Cochran, President and Chief Executive Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Exhibit 31.3 Certification of Douglas G. Markham, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Exhibit 32.1 Certification of Clyde B. Anderson, Executive Chairman of the Board of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350

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

BOOKS-A-MILLION, INC.

Date: September 9, 2008	by:/s/ Clyde B. Anderson
Clyde B. Anderson
Executive Chairman of the Board

Date: September 9, 2008	by:/s/ Sandra B. Cochran
Sandra B. Cochran
President and Chief Executive Officer

Date: September 9, 2008	by:/s/ Douglas G. Markham
Douglas G. Markham
Chief Financial Officer