Form 10-Q
period 2008-11-01
BOOKS A MILLION INC
filed 2008-12-09
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: November 1, 2008

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

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of December 8, 2008 were 15,808,836 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)

	As of November 1, 2008 (Unaudited)	As of February 2, 2008
ASSETS Current Assets:
Cash and cash equivalents	$4,436	$5,595
Accounts receivable, net	4,766	6,450
Related party receivables	1,862	3,780
Inventories	249,215	206,836
Prepayments and other	6,891	4,678
Total Current Assets	267,170	227,339

Property and Equipment:
Gross property and equipment	231,515	222,508
Less accumulated depreciation and amortization	(171,939)	(168,994)
Net Property and Equipment	59,576	53,514

Deferred Income Taxes	2,607	2,452
Other Assets	1,879	1,528
Total Assets	$331,232	$284,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$122,271	$88,994
Related party accounts payable	6,393	2,213
Accrued expenses	37,586	41,539
Accrued income taxes	--	995
Deferred income taxes	7,825	6,846
Line of Credit and Current Portion of Long-Term Debt (Note 10)	45,190	27,967
Total Current Liabilities	219,265	168,554

Long-Term Debt	6,975	6,975
Other Long-Term Liabilities	11,015	10,253
Total Non-Current Liabilities	17,990	17,228

Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	--	--
Common stock, $0.01 par value, 30,000,000 shares authorized, 21,039,635 and 20,850,611 shares issued at November 1, 2008 and February 2, 2008, respectively	210	209
Additional paid-in capital	91,278	89,752
Treasury stock at cost (5,430,801 and 5,216,951 shares at November 1, 2008 and February 2, 2008, respectively)	(46,200)	(44,468)
Retained earnings	48,689	53,558
Total Stockholders’ Equity	93,977	99,051
Total Liabilities and Stockholders’ Equity	$331,232	$284,833

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Net Sales	$110,952	$117,696	$349,236	$366,816
Cost of products sold (including warehouse distribution and store occupancy costs)	81,877	85,601	251,148	263,270
Gross Profit	29,075	32,095	98,088	103,546
Operating, selling and administrative expenses	28,320	29,075	86,667	85,375
Depreciation and amortization	3,613	3,544	10,681	10,376
Operating Income (Loss)	(2,858)	(524)	740	7,795
Interest expense, net	627	793	1,621	740
Income (Loss) before income taxes	(3,485)	(1,317)	(881)	7,055
Income tax (benefit) expense	(1,298)	(762)	(246)	2,399
Net Income (Loss)	$(2,187)	$(555)	$(635)	$4,656

Net Income (Loss) Per Common Share:
Basic	$(0.14)	$(0.03)	$(0.04)	$0.29
Diluted	$(0.14)	$(0.03)	$(0.04)	$0.28
Weighted Average Common Shares Outstanding:
Basic	15,169	15,993	15,235	16,291
Diluted	15,169	15,993	15,235	16,512

Dividends Declared Per Share (Note 12)	$0.05	$0.09	$0.23	$3.27

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance February 2, 2008	20,850	$209	$89,752	5,217	($44,468)	$53,558	$99,051
Purchase of treasury stock				214	(1,732)		(1,732)
Net loss						(635)	(635)
Dividends paid						(4,234)	(4,234)
Stock-based compensation	177	1	1,381				1,382
Issuance of stock for employee stock purchase plan	12	--	132				132
Tax benefit from stock- based compensation			13				13
Balance November 1, 2008	21,039	$210	$91,278	5,431	($46,200)	$48,689	$93,977

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007
Cash Flows from Operating Activities:
Net income (Loss)	$(635)	$4,656
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,681	10,376
Stock-based compensation	1,382	1,122
Excess tax benefit from stock based compensation	(13)	(1,632)
Loss on disposal of property	264	112
Deferred income tax benefit (expense)	824	(821)
Increase in inventories	(42,379)	(51,033)
Increase in accounts payable	33,277	39,401
Changes in certain other assets and liabilities	984	(164)
Total adjustments	5,020	(2,639)
Net cash provided by operating activities	4,385	2,017

Cash Flows from Investing Activities:
Capital expenditures	(16,946)	(12,146)
Net cash used in investing activities	(16,946)	(12,146)

Cash Flows from Financing Activities:
Borrowings under credit facility (Note 10)	173,255	114,370
Repayments under credit facility	(156,032)	(63,370)
Purchase of treasury stock	(1,732)	(14,373)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	132	1,233
Excess tax benefit from stock based compensation	13	1,632
Payment of dividends (Note 12)	(4,234)	(55,392)
Net cash provided by (used in) financing activities	11,402	(15,900)

Net decrease in cash and cash equivalents	(1,159)	(26,029)
Cash and cash equivalents at beginning of period	5,595	34,121

Cash and cash equivalents at end of period	$4,436	$8,092
Supplemental Disclosures of Cash Flow Information:
Cash paid during the thirty-nine week period for:
Interest	$1,660	$1,261
Income taxes, net of refunds	$3,392	$6,634
Supplemental Disclosures of Non-Cash Investing Activities:
Change in accrued expenses for capital expenditures	$(608)	$135

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Books-A-Million, Inc. and its subsidiaries (collectively, the “Company”) are principally engaged in the sale of books, magazines and related items through a chain of retail bookstores. The Company operates 217 bookstores in 20 states and the District of Columbia, which are predominantly located in the southeastern United States. The Company also operates a retail Internet website. The Company consists of Books-A-Million, Inc. and its three wholly owned subsidiaries, American Wholesale Book Company, Inc., Booksamillion.com, Inc. and BAM Card Services, LLC. All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 7. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results.

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

Stock-Based Compensation

                On January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires the Company to recognize expense related to the fair value of its stock-based compensation awards, including employee stock options.

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

The Company’s pre-tax compensation cost for stock-based employee compensation was $1,382,000 ($859,000 net of taxes) and $1,122,000 ($694,000 net of taxes) for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Option Plan

In April 1999, the Company adopted the Amended and Restated Employee Stock Purchase Plan (the “Stock Option Plan”) which provided for option grants to executive officers, directors and key employees. Upon the approval of the 2005 Incentive Award Plan by the Company’s stockholders at the Company’s annual meeting held in June 2005, the board of directors determined that no more awards would be made under the Stock Option Plan. Options previously issued under the Stock Option Plan remain valid. All options granted prior to January 9, 2001 vested over a five-year period and expired on the sixth anniversary of the date of grant, and all options granted on and after January 9, 2001 vest over a three-year period and expire on the tenth anniversary of the date of grant. All options have exercise prices equal to the fair market value of the common stock on the date of grant. A summary of the status of the Stock Option Plan is as follows (shares in thousands):

	Thirty-Nine Weeks Ended November 1, 2008
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of period	43	$5.31
Options granted	--	N/A
Options exercised	--	N/A
Options forfeited	--	N/A
Options outstanding at end of period	43	$5.31
Options exercisable at end of period	43	$5.31

The following table summarizes information about stock options outstanding and exercisable under the Stock Option Plan as of November 1, 2008(shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding at November 1, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at November 1, 2008	Weighted Average Exercise Price
$1.69 - $2.37	11	4.07	$2.31	11	$2.31
$2.68 - $5.85	7	3.25	$3.04	7	$3.04
$6.13 - $9.62	25	5.46	$7.25	25	$7.25
Totals	43	4.76	$5.31	43	$5.31

The aggregate intrinsic value of outstanding and exercisable options under the Stock Option Plan at November 1, 2008 was negative, resulting from a higher weighted average exercise price than the stock price at November 1, 2008.

2005 Incentive Award Plan

On June 1, 2005, the stockholders of the Company approved the adoption of the Books-A-Million, Inc. 2005 Incentive Award Plan (the “2005 Plan”). An aggregate of 1,200,000 shares of common stock may be awarded under the 2005 Plan, as amended. From June 1, 2005 through November 1, 2008, awards under the 2005 Plan have consisted solely of awards of restricted stock.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There are two types of restricted stock awards to employees under the 2005 Plan. The first type of restricted stock award is “career based shares.” Career based shares granted prior to March 26, 2008, are completely unvested until the last day of the fifth fiscal year after the date of grant, whereupon such career based shares vest in full if the employee who received the grant is then employed by the Company. Effective March 26, 2008, career based shares granted in fiscal 2009 are completely unvested until the last day of the third fiscal year after the date of grant. The compensation expense for these shares is recognized ratably over the requisite service period. The second type of restricted stock award under the 2005 Plan is “performance based shares.” Performance based shares are earned based on the achievement of certain pre-established performance goals for the fiscal year in which they are granted. If the performance goals are met, the performance based shares vest in 50% increments at the end of the first and second fiscal years following the fiscal year in which they were earned if the employee who received the grant is then employed by the Company. Compensation expense for these shares is recognized ratably over the period beginning on the date the performance goals are met and ending on the last day of the vesting period.

Additionally, there are annual restricted stock grants to non-employee directors under the 2005 Plan. Each such director who has served at least eleven consecutive months as of the Company’s annual meeting of stockholders receives a restricted stock grant, which shares of restricted stock vest in one-third increments on each of the first, second and third anniversaries of the grant date. The expense related to the directors’ grants is recognized ratably over the three-year vesting period.

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

Restricted Stock Table

A combined summary of the status of restricted stock grants to employees and directors under the 2005 Incentive Award Plan and the Executive Incentive Plan is as follows (shares in thousands):

	Thirty-Nine Weeks Ended November 1, 2008

	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	271	$12.44
Shares granted	177	$9.76
Shares vested	(8)	$14.19
Shares forfeited	--	--
Shares at end of period	440	$11.29

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

          As of November 1, 2008, the Company had $4,207,000 of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Stock-based Compensation Expense
2009	$1,732,000
2010	1,355,000
2011	898,000
2012	222,000
Total	$4,207,000

          The Company received cash from options exercised during the thirty-nine weeks ended November 1, 2008 and November 3, 2007 of $0 and $1,138,000, respectively. The Company received cash from proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during the thirty-nine weeks ended November 1, 2008 and November 3, 2007 of $132,000 and $95,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

          The number of shares of common stock currently available for issuance under the 2005 Plan for stock-based compensation as of November 1, 2008 is 695,127 shares.

Stockholders' Equity

          On March 26, 2008, our board of directors approved a new stock repurchase program (the “2008 Repurchase Program”) that replaced the 2006 Repurchase Program, under which we were previously authorized to purchase up to $35 million of our common stock. Pursuant to the 2008 Repurchase Program, we are authorized to purchase up to $5 million of our common stock. The 2008 Repurchase Program will expire on April 30, 2009. As of November 1, 2008, we have repurchased $1.7 million of additional shares of our common stock under the 2008 Repurchase Program. No shares of common stock were repurchased during the thirteen weeks ended November 1, 2008.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution, using the treasury stock method, which could occur if stock options are exercised or restricted stock granted to employees vested and resulted in an increase of common stock that then shared in the earnings of the Company. Diluted net income (loss) per common share has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options and restricted stock, if dilutive, in each of the thirteen week and thirty-nine week periods set forth below. A reconciliation of the weighted average shares for basic and diluted net income (loss) per common share is as follows:

	For the Thirteen Weeks Ended
	(in thousands)
	November 1, 2008	November 3, 2007
Weighted average shares outstanding:
Basic	15,169	15,993
Dilutive effect of stock options and restricted stock outstanding	--	--
Diluted	15,169	15,993
	For the Thirty-Nine Weeks Ended
	(in thousands)
	November 1, 2008	November 3, 2007
Weighted average shares outstanding:
Basic	15,235	16,291
Dilutive effect of stock options and restricted stock outstanding	--	221
Diluted	15,235	16,512

There were no options outstanding to purchase shares of common stock nor shares of restricted stock outstanding as of November 1, 2008 or November 3, 2007 that were anti-dilutive under the treasury stock method. Therefore, no options nor shares of restricted stock were excluded from the table above. Weighted options and restricted stock outstanding of 113 for the thirteen weeks ended November 1, 2008 and 98 for the thirty-nine weeks ended November 1, 2008 were not included into the table above as they were anti-dilutive in those periods. Weighted options and restricted stock outstanding of 140 for the thirteen weeks ended November 3, 2007 were not included in the table above as they were anti-dilutive.

3.	Related Party Transactions

Terry C. Anderson, a director of the Company, Clyde B. Anderson, a director and officer of the Company, and Charles C. Anderson, the father of Clyde B. Anderson and a former director of the Company, have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities (“related parties”) are summarized in the following paragraphs.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We purchase a substantial portion of our magazines, as well as certain of our seasonal music, from Anderson Media Corporation (“Anderson Media”), an affiliate through common ownership. During the thirty-nine weeks ended November 1, 2008 and November 3, 2007, purchases of these items from Anderson Media totaled $19,115,000 and $23,201,000 respectively. The Company purchases certain of its collectibles and books from Anderson Press, Inc. (“Anderson Press”), an affiliate through common ownership. During the thirty-nine weeks ended November 1, 2008 and November 3, 2007, such purchases from Anderson Press totaled $1,200,000 and $1,775,000, respectively. The Company purchases certain of its greeting cards and gift products from C.R. Gibson, Inc., which was an affiliate through common ownership until November 7, 2007. C.R. Gibson, Inc was sold on November 7, 2007, ending its relationship with the Company as a related party. The purchases of these products during the thirty-nine weeks ended November 3, 2007 was $222,000. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate through common ownership. The total amount paid to Anco Far East was $1,279,000 and $2,622,000 during the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively. These amounts paid to Anco Far East included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $90,000 and $184,000 during the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.

              The Company sold books to Anderson Media in the amounts of $1,613,000 and $1,365,000 during the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. The Company leases the building on a month-to-month basis. During each of the thirty-nine weeks ended November 1, 2008 and November 3, 2007, the Company paid rent of $116,000 to the trust in connection with this lease. Anderson & Anderson LLC (“A&A”), an affiliate through common ownership, also leases two buildings to the Company on a month-to-month basis. During the thirty-nine weeks ended November 1, 2008 and November 3, 2007, the Company paid A&A a total of $346,000 and $323,000, respectively, in connection with such leases. Total minimum future rental payments under all of these leases are $0 at November 1, 2008. The Company subleases certain property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. One of the Company's directors, Albert C. Johnson, and Terry Finley, President of Books-A-Million, Inc.’s Merchandising Group, are members of Hibbett’s board of directors. Additionally, the Company's Executive Chairman, Clyde B. Anderson, served on Hibbett's board of directors until June 2, 2008. During the thirty-nine weeks ended November 1, 2008 and November 3, 2007, the Company received $143,000 and $159,000, respectively, in rent payments from Hibbett.

We share ownership of a plane, which we use in the operation of our business, with an affiliated company. The Company rents the plane to affiliated companies at rates that cover all of the variable costs, and a portion of the fixed costs of the plane. The total amounts received from affiliated companies for use of the plane during the thirty-nine weeks ended November 1, 2008 and November 3, 2007, was $486,000 and $226,000, respectively. The Company also occasionally rents a plane from A&A. The amounts paid to A&A for plane rental were $244,000 and $44,000 for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.

4.	Comprehensive Income

Comprehensive income is net income plus certain other items that are recorded directly to stockholders’ equity. There are no such items currently applicable to the Company, which therefore results in comprehensive income being equal to net income for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.

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

From time to time, the Company enters into certain types of agreements that require the Company to indemnify parties against third party claims. These agreements relate to: (a) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company’s request or otherwise on its behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for the Company to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of the Company, (c) real estate leases, under which the Company may agree to indemnify the lessors for claims arising from the Company’s use of the property, and (d) agreements with the Company’s directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company maintains a Directors and Officers Liability Insurance Policy, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at each of November 1, 2008 and February 2, 2008, as such liabilities are considered de minimis.

6.	Inventories

Inventories are valued at the lower of cost or market, using the retail method. Market is determined based on the lower of replacement cost or estimated realizable value. Using the retail method, store and warehouse inventories are valued by applying a calculated cost to retail ratio to the retail value of inventories.

The Company currently utilizes the last-in, first-out (“LIFO”) method of accounting for inventories. The cumulative difference between replacement and current cost of inventory over stated LIFO value is $2.8 million as of November 1, 2008, and $2.5 million as of February 2, 2008. The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value of $251.9 million as of November 1, 2008, and $209.3 million as of February 2, 2008.

Physical inventory counts are taken throughout the course of the fiscal period and reconciled to the Company’s records. Accruals for inventory shortages are estimated based upon historical shortage results.

Inventory balances at November 1, 2008 and February 2, 2008 were (in thousands):

	November 1, 2008	February 2, 2008
Inventories (at FIFO)	$251,993	$209,314
LIFO reserve	(2,778)	(2,478)
Net inventories	$249,215	$206,836

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Business Segments

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

Segment Information (in thousands)	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net Sales
Retail Trade	$110,234	$115,589	$345,913	$361,785
Electronic Commerce Trade	5,944	6,624	18,367	19,265
Intersegment Sales Elimination	(5,226)	(4,517)	(15,044)	(14,234)
Net Sales	$110,952	$117,696	$349,236	$366,816
Operating Income (Loss)
Retail Trade	$(3,104)	$(488)	$299	$7,567
Electronic Commerce Trade	472	139	1,038	741
Intersegment Elimination of Certain Costs	(226)	(175)	(597)	(513)
Total Operating Income (Loss)	$(2,858)	$(524)	$740	$7,795
			As of November 1, 2008	As of February 2, 2008
Assets
Retail Trade			$329,667	$283,452
Electronic Commerce Trade			1,565	1,381
Intersegment Asset Elimination			--	--
Total Assets			$331,232	$284,833

8.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States (“GAAP”) and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, FASB Staff Position No. 157-2 was issued which delayed the effective date of SFAS No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material effect on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of February 3, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations ("SFAS No. 141R"). The objective of this statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.   SFAS No. 141R is effective for the Company on February 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS No. 160").  The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for the Company on February 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Based on current conditions, the Company does not expect the adoption of SFAS No. 161 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a significant impact on its results of operations or financial position.

               In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements (“EITF No. 08-3”). EITF No. 08-3 requires that all nonrefundable maintenance deposits be accounted for as a deposit with the deposit expensed or capitalized in accordance with the lessee's maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. EITF No. 08-3 is effective for the Company as of the beginning of its fiscal year that begins after December 15, 2008. The Company is currently assessing the potential impact of EITF No. 08-3 on its results of operations and financial position.

9.	Discontinued Operations

The Company did not close any stores during the thirty-nine weeks ended November 1, 2008 or the thirty-nine weeks ended November 3, 2007 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Debt and Lines of Credit

The Company’s current credit facility allows for unsecured borrowings of up to $100 million for which no principal payments are due until the facility expires in July, 2011. Availability under the facility is reduced by outstanding letters of credit issued thereunder. Interest on borrowings under the credit facility is determined based upon applicable LIBOR rates and the Company’s rate spread, which varies depending on the maintenance of certain covenants. The credit facility contains financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. The Company was in compliance with all covenants for the thirty-nine weeks ended November 1, 2008 and as of November 1, 2008. As of November 1, 2008 and February 2, 2008, there were outstanding borrowings under this credit facility of $45.2 million and $28.0 million, respectively, and the face amount of letters of credit issued under the credit facility on each such date was $2.4 million. The maximum and average outstanding borrowings under the credit facility (excluding letters of credit issued thereunder) during the thirty-nine weeks ended November 1, 2008 were $53.9 million and $43.0 million, respectively. The Company uses the credit facility for working capital needs and intends to repay the outstanding balance within the short term.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development bond (the “Bond”), which was secured by a mortgage interest in these facilities. As of November 1, 2008 and February 2, 2008, there was $7.0 million of borrowings outstanding under these arrangements which bear interest at variable rates (5.13% as of November 1, 2008). The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date. In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the Bond. Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

Net interest expense for the thirteen weeks ended November 1, 2008 and November 3, 2007 includes interest expense of $627,000 and $811,000, respectively. Net interest expense for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 includes interest expense of $1.7 million and $1.3 million, respectively.

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

As of November 1, 2008, the gross amount of unrecognized tax benefits was $1,580,000, all of which would affect the effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $726,000 in interest and penalties related to unrecognized tax benefits accrued as of November 1, 2008. The Company’s total liability for unrecognized tax benefits, including interest and penalties, as of November 1, 2008 was $2,306,000.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of new audits by federal, state or local jurisdictions, settlement of ongoing audits or the expiration of the statute of limitations related to certain tax periods currently still open with the taxing jurisdictions. The amount of unrecognized tax benefits, including interest and penalties, that would no longer need to be accrued due to the passage of various statutes of limitations in the next 12 months is $941,000. The balance of the unrecognized tax benefits is related to uncertain tax positions for which there are no current ongoing federal or state audits and therefore, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company’s effective tax rate for the thirty-nine weeks ended November 1, 2008 was 27.9% versus an effective tax rate of 34.0% for the thirty-nine weeks ended November 3, 2007. The decrease in the effective tax rate in the current period is attributable to an increase in the liability accrual for uncertain tax positions compared to a decrease in the FIN 48 tax liability for the same period in the prior year.

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

There are no assets or liabilities at November 1, 2008 which are required to be disclosed under the provisions of SFAS No. 157.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Revenue Recognition

The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. In fiscal 2007, the Company formed a gift card subsidiary, BAM Card Services, LLC, to administer the Company’s gift card program and to provide a more advantageous legal structure. Breakage income for the thirteen weeks ended November 1, 2008 and November 3, 2007 was $124,000 and $159,000, respectively. Breakage income for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was $523,000 and $598,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

             This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in our specific market areas; inflation or deflation; economic conditions in general and in our specific market areas, including the length of time that the U.S. economy remains in the current recession; the number of store openings and closings; the profitability of certain product lines and capital expenditures; future liquidity; liability and other claims asserted against us; uncertainties related to the Internet and our Internet initiatives; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

We were founded in 1917 and currently operate 217 retail bookstores, including 198 superstores, concentrated in the southeastern United States. Our growth strategy is focused on opening superstores in new and existing market areas, particularly in the Southeast. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats.

Comparable store sales are determined each fiscal quarter during the year based on all stores that have been open at least 12 full months as of the first day of the fiscal quarter. Any stores closed during a fiscal quarter are excluded from comparable store sales as of the first day of the quarter in which they close.

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	26.2%	27.3%	28.1%	28.2%
Operating, selling and administrative expenses	25.5%	24.7%	24.8%	23.3%
Depreciation and amortization	3.3%	3.0%	3.1%	2.8%
Operating income (loss)	(2.6)%	(0.5)%	0.2%	2.1%
Interest expense, net	0.6%	0.7%	0.5%	0.2%
Income (Loss) from continuing operations before income taxes	(3.2)%	(1.1)%	(0.3)%	1.9%
Income tax provision	(1.2)%	(0.7)%	(0.1)%	0.7%
Net income (Loss)	(2.0)%	(0.5)%	(0.2)%	1.2%

The following table sets forth net sales data by segment for the periods presented:

Segment Information (dollars in thousands)

Net Sales	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007	$ Change	% Change	November 1, 2008	November 3, 2007	$ Change	% Change

Retail Trade	$110,234	$115,589	$(5,355)	(4.6%)	$345,913	$361,785	$(15,872)	(4.4%)
Electronic Commerce Trade	5,944	6,624	(680)	(10.3%)	18,367	19,265	(898)	(4.7%)
Intersegment Sales Elimination	(5,226)	(4,517)	(709)	(15.7%)	(15,044)	(14,234)	(810)	(5.7%)
Net Sales	$110,952	$117,696	$(6,744)	(5.7%)	$349,236	$366,816	$(17,580)	(4.8%)

The decrease in net sales for the retail trade segment for the thirteen weeks ended November 1, 2008 compared to the thirteen weeks ended November 3, 2007 was due to a decrease in comparable store sales. This was partially offset by additional sales from new stores and an increase in our total number of superstores. Comparable store sales for the thirteen weeks ended November 1, 2008 decreased 9.90% when compared with the same thirteen week period for the prior year. The decrease in comparable store sales for the thirteen week period was due to difficult macro-economic conditions which has had a negative impact on consumer spending. For the thirty-nine weeks ended November 1, 2008 compared to the thirty-nine weeks ended November 3, 2007, the decrease in net sales for the retail trade segment was also due to a decrease in comparable store sales, difficult macro-economic conditions and the anniversary of the release of Harry Potter and the Deathly Hallows in the thirty-nine weeks ended November 3, 2007. Comparable store sales for the thirty-nine weeks ended November 1, 2008 decreased 8.0% when compared with the same period for the prior year. This also was partially offset by additional sales from new stores and an increase in our total number of superstores. During the thirty-nine weeks ended November 1, 2008, we opened thirteen superstores, closed five stores and converted one smaller store to a superstore. The decrease in net sales for the electronic commerce segment for the thirteen and thirty-nine weeks ended November 1, 2008 compared to the thirteen and thirty-nine weeks ended November 3, 2007 was due to difficult macro-economic conditions and systems issues related to the launch of our new website design early in the third quarter. These decreases were somewhat offset by improved business-to-business sales earlier in the year.

             Gross profit decreased $3.0 million, or 9.4%, to $29.1 million in the thirteen weeks ended November 1, 2008 when compared with $32.1 million in the same thirteen week period for the prior year. For the thirty-nine weeks ended November 1, 2008, gross profit decreased $5.5 million, or 5.3%, to $98.1 million from $103.5 million in the prior year period. Gross profit as a percentage of net sales for the thirteen weeks ended November 1, 2008 and November 3, 2007 was 26.2% and 27.3%, respectively. Gross profit as a percentage of net sales for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was 28.1% and 28.2%, respectively. The decrease in gross profit as a percentage of net sales for the thirteen week period ended November 1, 2008 was due to higher occupancy costs partially offset by higher margins and lower markdowns than the same period last year. Occupancy as a percentage of sales has increased in the thirteen weeks ended November 1, 2008 when compared to the same thirteen week period from the prior year due to lower comparable store sales, an increase in the number of total stores and the continued transition from smaller Bookland stores to larger Books-A-Million superstores. Margins are higher due to the mix of sales trending toward higher margin items such as bargain books. The decrease in gross profit as a percentage of net sales for the thirty-nine week period ended November 1, 2008 was also the result of higher occupancy costs largely offset by higher initial margin, lower markdowns and lower promotional discounts than the same period last year. The increase in occupancy costs as a percentage of sales for the thirty-nine weeks ended November 1, 2008 is also attributable to the increase in the number of total stores and the continued transition from smaller Bookland stores to larger Books-A-Million superstores. The increase in initial margin for the thirty-nine weeks ended November 1, 2008 is also the result of sales trending toward higher margin in items such as bargain books.

Operating, selling and administrative expenses were $28.3 million in the thirteen weeks ended November 1, 2008, compared to $29.1 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended November 1, 2008 increased to 25.5% from 24.7% in the same period last year. The increase in operating, selling and administrative expenses stated as a percentage of sales for the thirteen-week period ended November 1, 2008 was due to weak comparable store sales for the period that caused the percentage to increase in spite of a $0.8 million decrease in the amount of the expense. This deleveraging effect, combined with increases in costs associated with store openings, advertising and software licenses, more than offset cost improvements in store and corporate expenses such as payroll and franchise taxes. For the thirty-nine weeks ended November 1, 2008, operating, selling and administrative expenses were $86.7 million, compared to $85.4 million in the prior year period. Operating, selling and administrative expenses as a percentage of net sales for the thirty-nine weeks ended November 1, 2008 increased to 24.8% from 23.3% from the same period last year. The increase in operating, selling and administrative expenses as a percentage of net sales for the thirty-nine week period ended November 1, 2008 was also due to weak comparable store sales for the period. This deleveraging effect, combined with increases in costs associated with store openings, software licenses, business insurance, relocation, training and the one-time charge for severance related to corporate staff reductions of $406,000 ($241,000 net of taxes) recorded in the first quarter ended May 3, 2008, more than offset cost improvements in store and corporate payroll, franchise taxes and advertising.

Depreciation and amortization expense increased 1.9% to $3.6 million in the thirteen week period ended November 1, 2008, compared to $3.5 million in the same period last year. In the thirty-nine week period ended November 1, 2008, depreciation and amortization expense increased 2.9% to $10.7 million from $10.4 million in the same period last year. The increase in depreciation and amortization expense in each of the fiscal 2009 periods was due to the expanding store base year over year.

The following table sets forth operating income (loss) data by segment for the periods presented:

Segment Information (dollars in thousands)

Operating Income (Loss)	Thirteen Weeks Ended				Thirty-Nine Weeks Ended

	November 1, 2008	November 3, 2007	$ Change	% Change	November 1, 2008	November 3, 2007	$ Change	% Change
Retail Trade	$(3,104)	$(488)	$(2,616)	(536.1%)	$299	$7,567	$(7,268)	(96.0%)
Electronic Commerce Trade	472	139	333	239.6%	1,038	741	297	40.1%
Intersegment Elimination of Certain Costs	(226)	(175)	(51)	(29.1%)	(597)	(513)	(84)	(16.4%)
Total Operating Income (Loss)	$(2,858)	$(524)	$(2,334)	(445.4%)	$740	$7,795	$(7,055)	(90.5%)

The decrease in operating income for the retail trade segment for the thirteen week period ended November 1, 2008 was due to lower retail sales, as well as higher occupancy costs, new store costs, advertising costs and software licenses, partially offset by decreases in store expenses and corporate payroll and franchise taxes compared to the same thirteen week period in the prior year. The decrease in operating results for the retail trade segment for the thirty-nine week period ended November 1, 2008 was due to lower retail sales, as well as higher occupancy costs, new store costs, depreciation, software licenses, business insurance, relocation, training and the one-time charge for severance related to corporate staff reductions during the first quarter of fiscal 2009. These were partially offset by decreases in store and corporate payroll, advertising and franchise taxes. Operating income for the electronic commerce segment for the thirteen week period ended November 1, 2008 increased compared with the same period last year. Although sales decreased, gross margin was higher due to sales of higher margin items and fewer promotional discounts. Operating costs also decreased from the previous year as a result of lower costs associated with gift cards issued by the electronic commerce trade segment. Operating income for the electronic commerce segment for the thirty-nine week period ended November 1, 2008 increased compared with the same period last year due to increased gross margin and a reduction in costs associated with gift cards issued by the electronic commerce trade segment. Gross margin as a percent of sales increased for the thirteen week period ending November 1, 2008 to 7.94% from 2.10% in the thirteen week period ended November 3, 2007. This increase was due to increased sales of higher margin items and lower promotional discounts. Gross margin as a percent of sales increased for the thirty-nine week period ending November 1, 2008 to 5.65% from 3.85% in the thirty-nine week period ended November 3, 2007. This increase was due to increased sales of higher margin items and lower promotional discounts.

Net interest expense was $0.6 million in the thirteen weeks ended November 1, 2008, versus $0.8 million in the same period in the prior year, and was $1.6 million in the thirty-nine weeks ended November 1, 2008 versus $0.7 million in the same period in the prior year. The decrease in interest expense during the thirteen weeks ended November 1, 2008 from the same period in the prior year is the result of lower average short-term debt from lower inventories and improved accounts payable leverage. The increase in net interest expense for the thirty-nine weeks ended November 1, 2008 from the same period in the prior year is due to borrowing from our revolving credit facility as a result of lower sales and our share repurchase program.

The Company did not close any stores during the thirty-nine weeks ended November 1, 2008 or the thirty-nine weeks ended November 3, 2007 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility. We have an unsecured revolving credit facility with a group of banks that allows borrowings of up to $100 million, for which no principal repayments are due until the facility expires in July 2011. The credit facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. We were in compliance with all of the covenants, including the minimum fixed charge coverage ratio, as of November 1, 2008. As of November 1, 2008 and February 2, 2008 there were outstanding borrowings under this credit facility of $45.2 million and $28.0 million, respectively, and the face amount of letters of credit issued under the credit facility as of each such date was $2.4 million. The maximum and average outstanding balances during the thirteen weeks ended November 1, 2008 were $51.7 million and $45.5 million, respectively, compared to $34.5 million and $14.8 million, respectively, for the same period in the prior year, due to lower sales. The maximum and average outstanding balances during the thirty-nine weeks ended November 1, 2008 were $53.9 million and $43.0 million, respectively, compared to $34.5 million and $4.9 million, respectively for the same period in the prior year. The increase in the maximum and average outstanding balances from the prior year period was due to borrowing associated with the special dividend, lower sales and the share repurchase program.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development bond (the “Bond”), which was secured by a mortgage interest in these facilities. As of November 1, 2008 and February 2, 2008, there was $7.0 million of borrowings outstanding under these arrangements which bear interest at variable rates (5.13% as of November 1, 2008). The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date. In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the Bond.

On June 4, 2007, our board of directors declared a special one-time cash dividend of $3.00 per common share. The dividend was paid on July 5, 2007, to stockholders of record at the close of business on June 20, 2007. A total of $50.9 million was paid on our 16,958,000 then outstanding shares of common stock as a result of the special dividend.

Financial Position

            Inventory balances were $249.2 million as of November 1, 2008, compared to $206.8 million as of February 2, 2008. The inventory increase was due to seasonal fluctuations in inventory and the increase in the number of stores. There were 217 stores open as of November 1, 2008 and 208 stores open as of February 2, 2008 and. Inventory levels are generally the lowest at the end of the fiscal year due to holiday sales and large post holiday returns to vendors. Trade accounts payable balances were $122.3 million as of November 1, 2008, compared to $89.0 million as of February 2, 2008. The increase in accounts payable was due to the increase in inventory and increase in accounts payable leverage. Accrued expenses were $37.6 million as of November 1, 2008, compared to $41.5 million as of February 2, 2008. Accrued expenses decreased due to reductions in bonus accruals due to payment of fiscal year 2008 management bonuses in the first quarter of fiscal year 2009 and reduction of the bonus accrual for fiscal year 2009 as well as the redemption of gift cards in fiscal year 2009. The bonus accrual for fiscal year 2009 was reduced due to the weak sales environment.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to the Company at November 1, 2008 (in thousands):

Payments Due Under Contractual Obligations
	Total	FY 2009	FY 2010	FY 2011	FY 2012	FY 2013	Thereafter
Short-term borrowings	$45,190	$45,190	$ --	$ --	$ --	$ --	$ --
Long-term debt - industrial revenue bond	6,975	--	--	--	6,975	--	--
Subtotal of debt	52,165	45,190	--	--	6,975	--	--
Operating leases	160,530	8,702	29,798	24,993	19,616	16,407	61,014
Total of obligations	$212,695	$53,892	$29,798	$24,993	$26,591	$16,407	$61,014

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at each of November 1, 2008 and February 2, 2008, as such liabilities are considered de minimis.

Cash Flows

Operating activities provided cash of $4.4 million and $2.0 million in the thirty-nine week periods ended November 1, 2008 and November 3, 2007, respectively, and included the following effects:

•

Cash used for inventories in the thirty-nine week periods ended November 1, 2008 and November 3, 2007 was $42.3 million and $51.0 million, respectively. The change versus the prior year was due to lower purchases in anticipation of lower sales.

•

Cash provided by accounts payable in the thirty-nine week periods ended November 1, 2008 and November 3, 2007 was $33.3 million and $39.4 million, respectively. The change versus the prior year was due to the timing of payments for merchandise purchases from vendors.

•

Depreciation and amortization expenses increased in the thirty-nine week period ending November 1, 2008 to $10.7 million, compared to $10.4 million in the thirty-nine week period ended November 3, 2007. The increase was due to new store openings and store remodels.

Cash flows used in investing activities reflected a $16.9 million and $12.1 million net use of cash for the thirty-nine week periods ended November 1, 2008 and November 3, 2007, respectively. Cash was used to fund capital expenditures for new stores, store relocations, renovation and improvements to existing stores, and investments in management information systems.

Financing activities provided cash of $11.4 million and used cash of $15.9 million in the thirty-nine week periods ended November 1, 2008 and November 3, 2007, respectively. Financing activities provided cash in the thirty-nine week period ended November 1, 2008 from $17.2 million of net borrowings under our credit facility, offset by dividend payments ($4.2 million) and the purchase of treasury stock ($1.7 million). Financing activities used cash in the thirty-nine week period ended November 3, 2007 for dividend payments ($55.4 million) and to purchase treasury stock ($14.4 million), partially offset by net borrowings on the revolving credit facility ($51.0 million).

Related Party Activities

            See Note 3, Related Party Transactions, to the Condensed Consolidated Financial Statements for information regarding related party activities.

Critical Accounting Policies

            A summary of our critical accounting policies is included in the Management Discussion and Analysis section of our Form 10-K for the year ended February 2, 2008 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the thirty-nine weeks ended November 1, 2008.

New Accounting Pronouncements

            See Note 8, Recent Accounting Pronouncements, to the Condensed Consolidated Financial Statements for information regarding new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

             We are subject to interest rate fluctuations involving our credit facility and debt related to the Bond. During the thirteen and thirty-nine week period ending November 1, 2008 the Company experienced the maximum fluctuation in LIBOR in the last ten years. LIBOR has fluctuated 329% from the highest to the lowest point during the period. As such, our interest expense reported reflects this change. To illustrate the sensitivity of the results of operations to changes in interest rates on our debt, we estimate that a 329% increase or decrease in LIBOR rates would have changed interest expense by $4.5 million for the thirteen weeks ended November 1, 2008 due to average debt of $52,489,000. For the thirty-nine week period ended November 1, 2008, our average debt was $49,900,000. Similar changes in interest rates during this thirty-nine week period would have changed interest expense by $4.2 million. Prior to this year, 2002 experienced the maximum LIBOR fluctuation at 66%.

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

Item 1A. Risk Factors

Other than for the addition of the risk factor described below, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Form 10-K for the fiscal year ended February 2, 2008.

The current economic recession, along with difficult and volatile conditions in the capital and credit markets, could materially adversely affect our financial position, results of operations and cash flow, and we do not know if these conditions will improve in the near future.

Our financial position, results of operations and cash flow could be materially adversely affected by difficult economic conditions, including the current economic recession in the United States, as well as significant volatility in the capital and credit markets. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated fears of a prolonged economic recession. The impact that these factors might have on us and our business is uncertain and cannot be estimated at this time. Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 discusses some of the principal risks inherent in our business. Current economic conditions have accentuated these risks and magnified their potential effect on us and our business. The economic recession and difficult conditions in the capital and credit markets may affect our business in a number of ways. For example:

•	The economic recession could have a significant adverse impact on consumer confidence and discretionary consumer spending, which may result in decreased sales and earnings for us.

•

Although we believe we have sufficient liquidity under our credit agreement to run our business and to provide for our plans for growth, under extreme market conditions, there can be no assurance that such funds would be available or sufficient and, in such a case, we may not be able to successfully obtain additional debt financing on favorable terms, or at all.

•	Recent market volatility has exerted downward pressure on our stock price, which may make it more difficult for us to raise additional capital in the future.

We do not know if the state of the economy or market conditions will improve in the near future or when improvement will occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

On March 26, 2008, our board of directors approved a new stock repurchase program (the “2008 Repurchase Program”) that replaced the 2006 Repurchase Program, under which we were previously authorized to purchase up to $35 million of our common stock. Pursuant to the 2008 Repurchase Program, we are authorized to purchase up to $5 million of our common stock. There were no stock repurchases under the 2008 Repurchase Program during the fiscal quarter ended November 1, 2008. As of November 1, 2008, we are authorized to purchase up to $3.3 million of additional shares of our common stock under the 2008 Repurchase Program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security-Holders

None

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

BOOKS-A-MILLION, INC.

Date: December 9, 2008	by:/s/ Clyde B. Anderson
Clyde B. Anderson
Executive Chairman of the Board

Date: December 9, 2008	by:/s/ Sandra B. Cochran
Sandra B. Cochran
President and Chief Executive Officer

Date: December 9, 2008	by:/s/ Douglas G. Markham
Douglas G. Markham
Chief Financial Officer