Form 10-K
period 2009-01-31
BOOKS A MILLION INC
filed 2009-04-16
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

OR

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from	to

Commission File No. 0-20664

BOOKS-A-MILLION, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	63-0798460
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

402 Industrial Lane
Birmingham, Alabama	35211
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(205) 942-3737

Securities registered pursuant to Section 12(b) of the Act:                     Common Stock, par value $.01 per share

                                                                                                                                                    (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of

August 1, 2008 (based on the closing sale price as reported on the NASDAQ Stock Market on such date), was $92,872,562.

The number of shares outstanding of the Registrant's Common Stock as of March 27, 2009 was 15,810,249.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended January 31, 2009 are incorporated by reference into Parts I and II of this report.

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2009 are incorporated by reference into Part III of this report.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

10-K INDEX

Signatures

PART I

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause the actual results, performance or, achievements of Books-A-Million, Inc. (the “Company,”) or the results of its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company’s specific market areas; inflation or deflation; economic conditions in general and in the Company’s specific market areas, including the length of time that the U.S. economy remains in the current recession; the number of store openings and closings; the profitability of certain product lines, capital expenditures and future liquidity; liability and other claims asserted against the Company; uncertainties related to the Internet and the Company’s Internet operations; the factors described in ITEM 1A. RISK FACTORS herein; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1. BUSINESS

General

          Books-A-Million, Inc. is a leading book retailer in the southeastern United States. The Company was founded in 1917 and operates both superstores and traditional bookstores. Superstores, the first of which was opened in 1987, range in size from 8,000 to 36,000 square feet and operate under the names "Books-A-Million" and “Books and Co.” Traditional bookstores are smaller stores operated under the names “Bookland” and “Books-A-Million”. These stores range in size from 2,000 to 7,000 square feet and are located primarily in enclosed malls. All store formats generally offer an extensive selection of best sellers and other hardcover and paperback books, magazines, and newspapers. In addition to the retail store formats, we offer our products over the Internet at Booksamillion.com.

         We were founded in 1917, originally incorporated under the laws of the State of Alabama in 1964 and reincorporated in Delaware in September 1992. Our principal executive offices are located at 402 Industrial Lane, Birmingham, Alabama 35211, and our telephone number is (205) 942-3737. Unless the context otherwise requires, references to “we,” “our” or “the Company” include our wholly owned subsidiaries, American Wholesale Book Company, Inc. ("American Wholesale"), Booksamillion.com, Inc. and BAM Card Services, LLC.

           Our periodic and current reports filed with the SEC are made available on our website at www.booksamillioninc.com as soon as reasonably practicable. Our code of conduct and key committee charters are also available on our website. These reports are available free of charge to stockholders upon written request. Such requests should be directed to Brian W. White, our Interim Chief Financial Officer. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E, Room 1850, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at http: //www.sec.gov.

Business Segments

We have two reportable segments: retail trade and electronic commerce trade. In the retail trade segment we are engaged in the retail sale of primarily book merchandise at our retail stores. The retail trade segment includes our distribution center operations which predominantly supplies merchandise to our retail stores. In the electronic commerce trade segment we are engaged in the retail sale of book merchandise over the Internet. This segment is managed separately due to divergent technology and marketing requirements. For additional information on our reportable business segments, see Note 8 “Business Segments” in the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the fiscal year ended January 31, 2009 incorporated herein by reference.

In both our retail trade and electronic commerce trade segments we sell books, and other merchandise, which consist of gifts, cards, collectibles, magazines, cafe sales, music, DVDs and other products. Sales as a percentage of net sales by merchandise category is as follows:

	1/31/09	2/2/08	2/3/07
Books and Magazines	83.0%	83.9%	83.7%
General Merchandise	8.1%	7.8%	7.6%
Other	8.9%	8.3%	8.7%
Total	100%	100%	100%

                  General merchandise consists of gifts, cards, collectibles and similar types of products.  Other products include cafe, music, DVD, E-Book and other products.

Retail Stores

          We opened our first Books-A-Million superstore in 1987. We developed superstores to capitalize on the growing consumer demand for the convenience, selection and value associated with the superstore retailing format. Each superstore is designed to be a receptive and open environment conducive to browsing and reading and includes ample space for promotional events open to the public, including book autograph sessions and children's storytelling. We operated 200 superstores as of January 31, 2009.

          Our superstores emphasize selection, value and customer service. Each of our superstores offers an extensive selection of books, magazines, general merchandise, including, gifts, cards, collectibles and similar products, including music and DVDs. Each superstore has a service center staffed with associates who are knowledgeable about the store's merchandise and who are trained to answer customers' questions, assist customers in locating books within the store and place special orders. The majority of our superstores also include a Joe Muggs café, serving Joe Muggs coffee and assorted pastries. Our superstores are conveniently located on major, high-traffic roads and in enclosed malls or strip shopping centers with adequate parking, and generally operate for extended hours up to 11:00 pm local time.

          Our traditional stores are tailored to the size, demographics and competitive conditions of the particular market area. Traditional stores are located primarily in enclosed malls and generally feature a wide selection of books, magazines and gift items. We had 20 traditional stores as of January 31, 2009.

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

Store Operations and Site Selection

          In choosing specific store sites within a market area, we apply standardized site selection criteria that take into account numerous factors, including the local demographics, desirability of available leasing arrangements, proximity to our existing stores and stores of our competitors and overall level of retail activity. In general, stores are located on major high-traffic roads convenient to customers and have adequate parking. We generally negotiate short-term leases with renewal options. We also periodically review the profitability trends and prospects of each of our stores and evaluate whether or not any underperforming stores should be closed, converted to a different format or relocated to more desirable locations.

Internet Operations

           On Booksamillion.com we sell a wide selection of books, magazines and general merchandise similar to those sold in our Books-A-Million superstores.

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

          We purchase merchandise from over 1,500 vendors. We purchase the majority of our collectors' supplies from Anderson Press and substantially all of our magazines from Anderson Media, each of which is a related party (see the disclosure under the heading “Transactions with Related Persons” included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 21, 2009). No one vendor accounted for over 13.0% of our overall merchandise purchases in the fiscal year ended January 31, 2009. In general, more than 80% of our inventory may be returned to the publishers for credit, which substantially reduces our risk of inventory obsolescence.

Distribution Capabilities

          Our subsidiary, American Wholesale, receives a substantial portion of our inventory shipments, including substantially all of our books, at its two facilities located in Florence and Tuscumbia, Alabama. Orders from our bookstores are processed by computer and assembled for delivery to the stores on pre-determined weekly schedules. Substantially all deliveries of inventory from American Wholesale’s facilities are made by a dedicated transportation fleet. At the time deliveries are made to each of our stores, returns of slow moving or obsolete books are picked up and returned to the American Wholesale returns processing center. American Wholesale then returns these books to publishers for credit.

Competition

          The retail bookstore industry is highly competitive and includes competitors that have substantially greater financial and other resources than we have. We compete directly with national bookstore chains, independent bookstores, booksellers on the Internet and certain mass merchandisers. Our largest competitors are Barnes & Noble, Inc., Borders Group, Inc. and Amazon.com, Inc. We also compete indirectly with retail specialty stores that offer books in a particular area of specialty as well as mass merchants that primarily sell best sellers. We believe that the key competitive factors in the retail book industry are convenience of location, selection, customer service and price.

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

Trademarks

          “Books-A-Million,” “BAM! Books-A-Million,” “Bookland,” “Books & Co.,” “Millionaire’s Club,” “Sweet Water Press,” “Thanks-A-Million,” “Big Fat Coloring Book,” “Up All Night Reader,” “Read & Save Rebate,” “Readables Accessories for Readers,” “Kids-A-Million,” “Teachers First,” “The Write-Price,” “Bambeanos,” “Hold That Thought,” “Book$mart,” “BAMM,” “BAMM.com,” “BOOKSAMILLION.com,” “Chillatte,” “Joe Muggs Newsstand,” “Page Pets,” “JOEMUGGS.com,” “FAITHPOINT.com,” “Faithmark,” “Joe Muggs,” “Anderson’s Bookland,” “Snow Joe,” “American Wholesale Book Company,” “AWBC”and “NetCentral” are the primary registered trademarks of the Company.

Employees

          As of January 31, 2009, we employed approximately 2,800 full-time associates and 2,500 part-time associates. The number of part-time associates employed fluctuates based upon seasonal needs. None of our associates are covered by a collective bargaining agreement. We believe that relations with our associates are good.

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

       The retail book business is highly competitive, and competition within the industry is fragmented. We face direct competition from other superstores, such as Barnes & Noble and Borders, and we also face competition from mass merchandisers, such as Wal-Mart and Costco, and online retailers such as Amazon, Barnes & Noble, Borders and Wal-Mart. Our bookstores also compete with specialty retail stores that offer books in particular subject areas, independent single store operators, variety discounters, drug stores, warehouse clubs, mail order clubs and other retailers offering books. In addition, our bookstores may face additional competition from the expanding market for electronic books and from other categories of retailers entering the retail book market.

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

Our business is highly seasonal.

       Our business is highly seasonal, with sales and earnings generally highest in the fourth fiscal quarter and lowest in the first fiscal quarter. Our results of operations depend significantly upon the holiday selling season in the fourth fiscal quarter. During the fiscal year ended January 31, 2009, approximately 32% of our sales and approximately 96% of our operating income were generated in the fourth fiscal quarter. If we do not stock popular products in sufficient amounts or fail to have sources to timely restock popular products during the busy holiday period such that we fail to meet customer demand, it could significantly affect our revenue and earnings and our future growth. In addition, if we experience less than satisfactory net sales during a fourth fiscal quarter, we may not be able to sufficiently compensate for any losses which may have been incurred during the first three quarters of such fiscal year.

The current economic recession, along with difficult and volatile conditions in the capital and credit markets, could materially adversely affect our financial position, results of operations and cash flow, and we do not know if these conditions will improve in the near future.

       The Company believes that the United States and global economies are presently experiencing extremely challenging times and that general economic conditions could deteriorate further. The Company believes that these conditions have had and will continue to have an adverse impact on spending by the Company’s current retail customer base and potential new customers. Because of these significant challenges, we are continuously reviewing and adjusting our business activities to address the changing economic environment. We are carefully managing our inventory and liquidity and enforcing expense controls while working diligently and prudently to grow our business. Because of the uncertainty in the overall economic environment, the unpredictability of consumer behavior and the concern as to whether current conditions will improve, it is very difficult for us to predict how our business may be affected in the future. Our business and financial performance may be adversely affected by current and future economic conditions that cause a further decline in business and consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility and long-term recession. These conditions could have a negative impact on the earnings, liquidity and capital resources of the Company.

Current economic conditions have accentuated these risks and magnified their potential effect on us and our business. The current economic recession and difficult conditions in the capital and credit markets may affect our business in a number of ways. For example:

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

       We do not know if the state of the economy or market conditions will improve in the near future or when any such improvement will occur.

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

Our vendor relationships subject us to a number of risks, and we rely on certain vendors that are related parties.

       Although we purchase merchandise from over 1,500 vendors and no one vendor accounted for more than 13% of our inventory purchases in the fiscal year ended January 31, 2009, we have significant vendors that are important to us. If our current vendors were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms. We have entered into and may, in the future, enter into various transactions and agreements with entities wholly or partially owned by certain stockholders or directors (including certain officers) of the Company, including one such entity that serves as our primary magazine vendor. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable to us as could reasonably have been obtained at such time from third parties.

If we do not successfully optimize inventory and manage our distribution, our business could be harmed.

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

We also rely heavily on our dedicated transportation fleet for deliveries of inventory. As a result, our ability to receive inbound inventory efficiently may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, acts of God and similar factors.

    Any of the inventory risk factors set forth above may adversely affect our financial condition, operating results and cash flows.

Failure to retain key personnel.

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

If any of these risks materialize, it could have an adverse effect on our electronic commerce trade.

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

       To protect our proprietary rights in our intellectual property, we rely generally on copyright, trademark and trade secret laws. Although we do not believe that our trademarks and other intellectual property are materially important to the continuation of our operations, our failure or inability to maintain or protect our proprietary rights could materially decrease their value, and our brand and reputation could be harmed as a result.

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
•

changes in the valuation methodology of, or performance by, others in the retail book and electronic trade industries; and transactions in our common stock by major investors, and analyst reports, news, and speculation.

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

The number of stores located in each state and the District of Columbia as of January 31, 2009 are listed below:

State	Number of Super Stores	Number of Traditional Book Stores
Florida	39	1
Alabama	25	2
Virginia	17	2
N. Carolina	16	2
Georgia	14	2
Tennessee	16	1
S. Carolina	14	--
Louisiana	10	--
Texas	11	--
Mississippi	7	4
Ohio	5	1
Indiana	4	--
Kentucky	4	3
Arkansas	4	--
W. Virginia	3	--
Missouri	3	--
Oklahoma	2	--
Maryland	2	1
Illinois	1	1
District of Columbia	1	--
Nebraska	1	--
Kansas	1	--
Total	200	20

          The Company operates two distribution facilities near Florence, Alabama. The combined square footage of these distribution facilities is 500,000 square feet.

          Our principal executive offices are located in a 20,550 square-foot leased building located in Birmingham, Alabama. We also lease a 37,000 square-foot building located in Irondale, Alabama. Each of the leases involves related parties (see the disclosure under the heading “Transactions with Related Persons” included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 21, 2009). The Birmingham, Alabama office space is leased month-to-month. The Irondale, Alabama office space is leased month-to-month. In addition, we lease approximately 4,025 square feet of office space in Nashville, Tennessee and an additional 27,400 square-foot building located in Birmingham, Alabama for additional corporate office space. The Nashville, Tennessee space is leased month-to-month. The additional Birmingham space is leased for a four year period ending on March 6, 2013. We believe that the loss of any office space currently leased on a month-to-month basis would not have a material adverse effect on our business, financial condition or results of operations.

          American Wholesale owns a wholesale distribution center located in an approximately 290,000 square foot facility in Florence, Alabama. During fiscal 1995 and 1996, we financed the acquisition and construction of the wholesale distribution facility through loans obtained from the proceeds of an industrial development revenue bond (the “Bond”). American Wholesale also leases on a month-to-month basis, from a related party, a second 210,000 square foot warehouse facility located in Tuscumbia, Alabama. We believe that the failure to extend the lease for this warehouse facility currently leased on a month-to-month basis would not have a material adverse effect on our business, financial condition or results of operations. In addition we lease all of the tractors that pull the company-owned trailers, which comprise our transportation fleet.

ITEM 3. LEGAL PROCEEDINGS

          We are a party to various legal proceedings in the normal course of our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          The information under the heading “Market and Dividend Information” on page 41 of the Annual Report to Stockholders for the year ended January 31, 2009, is incorporated herein by reference.

          The following table provides information with respect to purchases by the Company of shares of its common stock during the fourth quarter of the fiscal year ended January 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans
November 2, 2008 – November 29, 2008	--	$--	--	$3,274,060
November 30, 2008 – January 3, 2009	--	$--	--	$3,274,060
January 4, 2009 – January 31, 2009	24,919	$2.34	24,919	$3,215,749
Total	24,919	$2.34	24,919

ITEM 6. SELECTED FINANCIAL DATA

          The information under the heading "Selected Consolidated Financial Data" on page 3 of the Annual Report to Stockholders for the year ended January 31, 2009, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information under the heading "Management's Discussion & Analysis of Financial Condition & Results of Operations" on pages 4 through 17 of the Annual Report to Stockholders for the year ended January 31, 2009, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate fluctuations involving our credit facility and debt related to an industrial development bond (the “Bond”). In prior periods, we used fixed interest rate hedges to manage this exposure. We entered into a $7.5 million interest rate swap in May 1996 that expired on June 7, 2006 and effectively fixed the interest rate on the Bond during that period at 8.73% (the “Bond Hedge”). We did not replace the Bond Hedge when it expired.

To illustrate the sensitivity of the results of operations to changes in interest rates on our debt, we estimate that a 1052% increase or decrease in LIBOR rates would have changed interest expense by $11.4 million for the fiscal year ended January 31, 2009 due to average debt of $48,205,000. The average debt under our credit agreement and the Bond was $41.3 million and $6.9 million, respectively, for the fiscal year ended January 31, 2009. Prior to this year, fiscal year 2002 experienced the maximum LIBOR fluctuation at 66%.

          The information in note 3, “Debt and Lines of Credit,” in the Notes to Consolidated Financial Statements on page 32 of the Annual Report to Stockholders for the fiscal year ended January 31, 2009 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following financial statements of the Registrant and its subsidiaries included in the Annual Report to Stockholders for the year ended January 31, 2009 are incorporated herein by reference:

Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008.

Consolidated Statements of Income for the Fiscal Years Ended January 31, 2009, February 2, 2008, and February 3, 2007.

Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended January 31, 2009, February 2, 2008, and February 3, 2007.

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 2009, February 2, 2008, and February 3, 2007.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

The information in note 12, Summary of Quarterly Results (Unaudited), in the Notes to Consolidated Financial Statements on page 39 of the Annual Report to Stockholders for the fiscal year ended January 31, 2009, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, Interim Chief Financial Officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, with the participation of our Chairman and Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the Chairman and Chief Executive Officer and the Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chairman and Chief Executive Officer and Interim Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

The independent registered public accounting firm, Grant Thornton LLP has audited the consolidated financial statements as of and for the year ended January 31, 2009 and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, as included in pages 18 and 19 of the Annual Report to Stockholders for the fiscal year ended January 31, 2009, which is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

          The sections under the heading “Proposal 1-Election of Directors” entitled “Nominees for Election - Term Expiring 2012,” “Incumbent Directors - Term Expiring 2010,” and “Incumbent Directors - Term Expiring 2011” of the Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2009, are incorporated herein by reference. The information under the heading “Information Concerning the Board of Directors” included in the Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2009 is incorporated herein by reference. The information under the heading “Beneficial Ownership of Common Stock – Compliance with Section 16(a) of the Securities Exchange Act of 1934” included in the Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2009 is incorporated herein by reference.

Executive Officers

          All of our executive officers are elected annually by and serve at the discretion of the Board of Directors. Our current executive officers are listed below:

Name	Age	Position with the Company
Clyde B. Anderson	48	Chairman and Chief Executive Officer
Terrance G. Finley	55	President Books-A-Million, Inc. Merchandising Group
Brian W. White	38	Interim Chief Financial Officer

           Clyde B. Anderson has served as the Chairman and Chief Executive Officer of the Company since March 2009. Mr. Anderson was re-elected to the position of Chief Executive Officer upon the resignation of Sandra B. Cochran from that position in March 2009. He served as the Executive Chairman of the Board of Directors from February 2004 to March 2009. He has served as a director of the Company since August 1987. Mr. Anderson has served as the Chairman of the Board of Directors since January 2000 and also served as the Chief Executive Officer of the Company from July 1992 until February 2004. Mr. Anderson also served as the President of the Company from November 1987 to August 1999. From November 1987 to March 1994, Mr. Anderson served as the Company's Chief Operating Officer. Mr. Anderson is the brother of Terry C. Anderson, a member of the Company's Board of Directors.

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

          Brian W. White has served as the Interim Chief Financial Officer of the Company since January 2, 2009. Prior to his appointment as Interim Chief Financial Officer upon the deployment of Douglas G. Markham to military service, Mr. White served as the Vice President Controller of Books-A-Million upon joining the Company in October 2007. Mr. White is scheduled to serve as Interim Chief Financial Officer until Mr. Markham returns to Birmingham, Alabama from active military service. Prior to joining the Company, Mr. White was the Southeast Regional Product Line Controller for the Ready Mix division of Lafarge North America from September 2003 to October 2007. Prior to September 2003, Mr. White was employed by Saks, Inc. for approximately five years where he held various positions including Director of Corporate Accounting.

          The section under the heading “Code of Business Conduct and Ethics” included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 21, 2009 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

          The sections under the heading "Compensation Discussion and Analysis," other than those titled "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", and "Transactions with Related Persons", included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 21, 2009 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

          The following table summarizes certain information regarding the securities that have been authorized for issuance under the Company’s Amended and Restated Stock Option Plan, 2005 Incentive Award Plan and Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise prices of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders:	42,893 (1)	$5.31 (2)	609,513 (3)
Equity compensation plans not approved by stockholders:	-0-	N/A	-0-
Total	42,893	$5.31	609,513

(1)	Represents shares of common stock issuable with respect to outstanding stock options granted under the Company’s Amended and Restated Stock Option Plan.
(2)	Represents the exercise price of the options issued under the Amended and Restated Stock Option Plan.
(3)

Includes (i) 498,544 shares of common stock available for future issuance under the Company’s 2005 Incentive Award Plan and (ii) 110,969 shares of common stock available for future issuance under the Company’s Employee Stock Purchase Plan. The Company’s Amended and Restated Stock Option Plan has been terminated, and no shares of common stock are available for future issuance thereunder.

          Additional information under the heading "Information Concerning the Board of Directors" entitled "Beneficial Ownership of Common Stock" included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 21, 2009 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections under the heading "Compensation Discussion and Analysis" titled "Compensation Committee Interlocks and Insider Participation" and "Transactions with Related Persons" included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 21, 2009 are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The section under the heading “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” titled “Auditor Fees and Services” included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 21, 2009 is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:

The following Consolidated Financial Statements of Books-A-Million, Inc. and its subsidiaries, included in the Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 2009 are incorporated by reference in Part II, Item 8:

Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008.

Consolidated Statements of Income for the Fiscal Years Ended January 31, 2009, February 2, 2008 and February 3, 2007.

Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended January 31, 2009, February 2, 2008 and February 3, 2007.

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 2009, February 2, 2008 and February 3, 2007.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

           2.    Financial Statement Schedule:

The following consolidated financial statement schedule of Books-A-Million, Inc. is attached hereto:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts

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
10.8

--     Credit Agreement dated as of July 1, 2002, between the Company and Bank of America, N.A., SunTrust Bank, N.A., Wells Fargo Bank, N.A., SouthTrust Bank N.A. and AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.20 to Form 10-Q for the quarter ended August 3, 2002).

10.9	-- First Amendment to the Credit Agreement dated as of June 14, 2004 between the company and Bank of America, N. A., SunTrust Bank, N.A., Wells Fargo Bank, N.A., SouthTrust Bank N.A., and

       AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

    10.10     --    Second Amendment to the Credit Agreement dated as of June 20, 2005 between the company and Bank of America, N. A., SunTrust Bank, N.A., Wells Fargo Bank, N.A., SouthTrust Bank N.A., and AmSouth

                         Bank, N.A. (incorporated by reference to Exhibit 99 (B)(3) to Tender Offer Statement by Issuer on Form SC TO-I for the Tender Offer closed on June 23, 2005).

    10.11     --     2005 Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K File No. 0-20664, filed June 2, 2008).**

   10.12     --     Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 on Form 8-K, File No. 0-20664, filed August 22, 2005).**

   10.13    --     Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 on Form 8-K, File No. 0-20664, filed August 22, 2005).**

  10.14    --     Third Amendment to Credit Agreement among Books-A-Million and Bank of America N.A., Sun Trust Bank N. A., Wells Fargo Bank, N.A., South Trust Bank N. A. and AmSouth Bank N.A.

                       (Exhibit 10 to Form 8-K dated July 7, 2006).

  10.15    --     Fourth Amendment to Credit Agreement among Books-A-Million and Bank of America N.A., Sun Trust Bank N. A., Wells Fargo Bank, N.A., SouthTrust Bank N. A. and AmSouth Bank N.A.

                      (Exhibit 10 to Form 8-K dated August 9, 2006).

  10.16    --     Fifth Amendment to Credit Agreement among Books-A-Million and Bank of America N.A., Sun Trust Bank N. A., Wells Fargo Bank, N.A., SouthTrust Bank N. A. and AmSouth Bank N.A.

                       (Exhibit 10 to Form 8-K dated September 6, 2006).

  10.17    --     Sixth Amendment to Credit Agreement among Books-A-Million and Bank of America N.A., Sun Trust Bank N. A., Wells Fargo Bank, N.A., Wachovia Bank N. A. and Regions Bank N.A.

                       (Exhibit 10 to Form 8-K dated June 11, 2007).

  10.18    --     Form of Restricted Stock Agreement (Career Based Shares) for restricted stock issued under the 2005 Incentive Award Plan of the Company (Exhibit 10.30 to Annual Report on Form 10-K

                      for fiscal year ended February 2, 2008).**

  10.19    --     Form of Restricted Stock Agreement (Performance Based Shares) for restricted stock issued under the 2005 Incentive Award Plan of the Company (Exhibit 10.31 to Annual Report on Form 10-K for fiscal year ended February 2, 2008) .**

          10.20    --     First Amendment to the Bond Agreement, dated as of June 18, 2007 between the Company and Wells Fargo Bank, N.A. (Exhibit 10 to Form 8-K dated June 18, 2007).

 10.21    --     Supply Agreement dated February 25, 2008 between MSolutions, LLC and the Company. (Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

      13    --     Portions of the Annual Report to Stockholders for the year ended January 31, 2009 that are expressly incorporated by reference into Parts I and II of this Report. 21 -- Subsidiaries of the Registrant

23.1	-- Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1

--     Certification of Clyde B. Anderson, Chairman and Chief Executive Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of

        Regulation S-K.

31.2

--     Certification of Brian W. White, Interim Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	-- Certification of Clyde B. Anderson, Chairman and Chief Executive Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	-- Certification of Brian W. White, Interim Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

**	Indicates a management contract or compensatory plan or arrangement

(b)	See Item 15(a)(3), the Exhibit Index, and the exhibits attached hereto.

(c)	See Item 15(a)(2).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKS-A-MILLION, INC.

by:	/s/ Clyde B. Anderson
Clyde B. Anderson
Chairman and Chief Executive Officer
Date: April 16, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

/s/ Clyde B. Anderson

Clyde B. Anderson

Chairman and Chief Executive Officer

Date: April 16, 2009

Principal Financial and Accounting Officer:

/s/ Brian W. White

Brian W. White

Interim Chief Financial Officer

Date: April 16, 2009

Directors:

/s/ Clyde B. Anderson

Clyde B. Anderson

Date: April 16, 2009

/s/ Ronald G. Bruno

Ronald G. Bruno

Date: April 16, 2009

/s/ J. Barry Mason

J. Barry Mason

Date: April 16, 2009

Directors:

/s/ Terry C. Anderson

Terry C. Anderson

Date: April 16, 2009

/s/ Albert C. Johnson

Albert C. Johnson

Date: April 16, 2009

/s/ William H. Rogers, Jr.

William H. Rogers, Jr.

Date: April 16, 2009

REPORT OF GRANT THORNTON, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and

Stockholders of Books-A-Million, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Books-A-Million, Inc. and subsidiaries (the “Company”) referred to in our report dated April 14, 2009, which is included in the annual report to stockholders and incorporated by reference in Part II of this form. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

April 14, 2009

Schedule II

Books-A-Million, Inc.

Valuation And Qualifying Accounts

For The Years Ended February 3, 2007, February 2, 2008 and January 31, 2009

                                                                                                 Charged/

Balance at	(Credited)	(Deductions)/
Beginning	to Costs	Recoveries
of Year	and Expenses	Net	End of Year

For the year ended February 3, 2007:
Allowance for doubtful accounts	$840,131	$438,634	$(567,348)	$711,417
For the year ended February 2, 2008:
Allowance for doubtful accounts	$711,417	$430,453	$(401,039)	$740,831
For the year ended January 31, 2009:
Allowance for doubtful accounts	$740,831	$(31,919)	$(354,943)	$353,969