Form 10-Q
period 2009-05-02
BOOKS A MILLION INC
filed 2009-06-10
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 2, 2009

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

Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

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

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of June 9, 2009 were 15,792,398 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except per share and share amounts)

(Unaudited)

	As of May 2, 2009	As of January 31, 2009
ASSETS Current Assets:
Cash and cash equivalents	$5,040	$5,529
Accounts receivable, net	5,128	5,431
Related party receivables	1,148	1,133
Inventories	196,830	204,305
Prepayments and other	3,286	3,239
Total Current Assets	211,432	219,637

Property and Equipment:
Gross property and equipment	235,947	234,167
Less accumulated depreciation and amortization	(179,689)	(176,129)
Net Property and Equipment	56,258	58,038

Deferred Income Taxes	831	463
Other Assets	1,130	1,154
Total Assets	$269,651	$279,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$86,153	$94,418
Related party accounts payable	4,062	2,321
Accrued expenses	33,831	35,554
Accrued income taxes	928	848
Deferred income taxes	9,078	8,591
Short-term borrowings (Note 10)	12,670	15,760
Total Current Liabilities	146,722	157,492

Long-Term Debt (Note 10)	6,720	6,720
Deferred Rent	8,706	8,554
Liability for Uncertain Tax Positions	2,084	2,032
Total Non-Current Liabilities	17,510	17,306

Commitments and Contingencies (Note 5)	--	--
Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	--	--
Common stock, $0.01 par value, 30,000,000 shares authorized, 21,265,969 and 21,236,218 shares issued and 15,789,898 and 15,780,501 shares outstanding at May 2, 2009 and January 31, 2009, respectively	213	212
Additional paid-in capital	91,183	91,432
Treasury stock at cost (5,476,071 and 5,455,720 shares at May 2, 2009 and January 31, 2009, respectively)	(46,352)	(46,258)
Retained earnings	60,375	59,108
Total Stockholders’ Equity	105,419	104,494
Total Liabilities and Stockholders’ Equity	$269,651	$279,292

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended

	May 2, 2009	May 3, 2008

Net Sales	$118,169	$115,881
Cost of products sold (including warehouse
distribution and store occupancy costs)	82,892	81,558
Gross Profit	35,277	34,323
Operating, selling and administrative expenses	28,168	28,856
Depreciation and amortization	3,583	3,450
Operating Income	3,526	2,017
Interest income	(1)	(39)
Interest expense	178	531
Income before income taxes	3,349	1,525
Income tax provision	1,291	619
Net Income	$2,058	$906

Net Income Per Common Share:
Basic	$0.13	$0.06
Diluted	$0.13	$0.06
Weighted Average Common Shares Outstanding:
Basic	15,793	15,732
Diluted	15,796	15,750

Dividends Declared Per Share	$0.05	$0.09

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance January 31, 2009	21,236	$212	$91,432	5,456	($46,258)	$59,108	$104,494
Purchase of treasury stock				20	(94)		(94)
Net income						2,058	2,058
Dividends paid						(791)	(791)
Issuance of restricted stock	155	2	311				313
Forfeiture of restricted stock	(173)	(2)	(657)				(659)
Issuance of stock for employee stock purchase plan	48	1	111				113
Tax benefit from stock-based compensation			(14)				(14)
Balance May 2, 2009	21,266	$213	$91,183	5,476	$(46,352)	$60,375	$105,419

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Cash Flows from Operating Activities:
Net income	$2,058	$906
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	3,583	3,450
Increase in stock-based compensation	313	381
Forfeiture of stock-based compensation	(659)	--
Excess tax benefit from stock based compensation	14	--
Loss on disposal of property	--	35
Deferred income tax benefit	119	1,232
Changes in assets and liabilities:
(Increase) decrease in inventories	7,475	(5,609)
(Decrease) in accounts payable	(6,524)	(7,093)
Changes in certain other assets	241	3,438
Changes in certain other liabilities	(1,449)	(6,747)
Total adjustments	3,113	(10,913)
Net cash provided by/(used in) operating activities	5,171	(10,007)

Cash Flows from Investing Activities:
Capital expenditures	(1,783)	(4,823)
Net cash used in investing activities	(1,783)	(4,823)

Cash Flows from Financing Activities:
Borrowings under credit facility (Note 10)	10,940	63,117
Repayments under credit facility	(14,030)	(46,084)
Purchase of treasury stock	(94)	(891)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	112	132
Excess tax benefit from stock based compensation	(14)	-
Payment of dividends	(791)	(1,422)
Net cash provided by/(used in) financing activities	(3,877)	14,852

Net increase (decrease) in cash and cash equivalents	(489)	22
Cash and cash equivalents at beginning of period	5,529	5,595

Cash and cash equivalents at end of period	$5,040	$5,617
Supplemental Disclosures of Cash Flow Information:
Cash paid during the thirteen week period for:
Interest	$173	$563
Income taxes, net of refunds	$1,054	$1,413
Supplemental Disclosures of Non Cash Investing Activities:
Change in accrued expenses for capital expenditures	$166	$(322)

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Books-A-Million, Inc. and its subsidiaries (collectively, the “Company”) are principally engaged in the sale of books, magazines and related items through a chain of retail bookstores. The Company operates 221 bookstores in 21 states and the District of Columbia, which are predominantly located in the southeastern United States. The Company also operates a retail Internet website. The Company consists of Books-A-Million, Inc. and its three wholly owned subsidiaries, American Wholesale Book Company, Inc., Booksamillion.com, Inc. and BAM Card Services, LLC. All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 7.

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

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 31, 2009 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

                The results for the thirteen weeks ended May 3, 2008 contain certain insignificant reclassifications necessary to conform to the presentation of the thirteen weeks ended

May 2, 2009.

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123R”). Stock-based compensation expense for share-based awards recognized during the thirteen weeks ended May 2, 2009 and May 3, 2008 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The Company’s pre-tax compensation cost for stock-based employee compensation was ($346,000) (($211,800) net of taxes) and $371,300 ($138,800 net of taxes) for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively. Stock-based employee compensation for the thirteen weeks ended May 2, 2009 includes $313,000 of restricted stock grants and ($659,000) of forfeitures of restricted stock grants for an employee who resigned during this time.

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

	Thirteen Weeks Ended May 2, 2009
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of period	43	$5.31
Options granted	--	N/A
Options exercised	--	N/A
Options forfeited	--	N/A
Options outstanding at end of period	43	$5.31
Options exercisable at end of period	43	$5.31

The total intrinsic value of stock options exercised during the thirteen weeks ended May 2, 2009 was $0.

The following table summarizes information about stock options outstanding and exercisable under the Stock Option Plan as of May 2, 2009(shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding at May 2, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at May 2, 2009	Weighted Average Exercise Price
$1.69 - $2.37	11	3.56	$2.31	11	$2.31
$2.68 - $5.85	7	2.75	$3.04	7	$3.04
$6.13 - $9.62	25	4.96	$7.25	25	$7.25
Totals	43	4.26	$5.31	43	$5.31

                  The aggregate intrinsic value of outstanding options and exercisable options under the Stock Option Plan at May 2, 2009 was $21,000.

2005 Incentive Award Plan

On June 1, 2005, the stockholders of the Company approved the adoption of the Books-A-Million, Inc. 2005 Incentive Award Plan (the “2005 Plan”). An aggregate of 1,200,000 shares of common stock may be awarded under the 2005 Plan, as amended. From June 1, 2005 through May 2, 2009, awards under the 2005 Plan have consisted solely of awards of restricted stock.

The number of shares of common stock currently reserved under the 2005 Plan for stock-based awards as of May 2, 2009 is 516,549 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There are two types of restricted stock awards to employees under the 2005 Plan. The first type of restricted stock award is “career based shares.” Career based shares granted prior to March 26, 2008, are completely unvested until the last day of the fifth fiscal year after the date of grant, whereupon such career based shares vest in full if the employee who received the grant is then employed by the Company. Career based shares granted on or after March 26, 2008 are completely unvested until the last day of the third fiscal year after the date of grant. The compensation expense for these shares is recognized ratably over the requisite service period. The second type of restricted stock award under the 2005 Plan is “performance based shares.” Performance based shares are earned based on the achievement of certain pre-established performance goals for the fiscal year in which they are granted. If the performance goals are met, the performance based shares vest in 50% increments at the end of the first and second fiscal years following the fiscal year in which they were earned if the employee who received the grant is then employed by the Company. Compensation expense for these shares is recognized ratably over the period beginning on the date the performance goals are met and ending on the last day of the vesting period.

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

Restricted Stock Table

A combined summary of the status of restricted stock grants to employees and directors under the 2005 Plan and the Incentive Plan is as follows (shares in thousands):

	Thirteen Weeks Ended May 2, 2009

	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	531	$8.49
Shares granted	155	$3.30
Shares vested	(8)	$11.96
Shares forfeited	(173)	$8.64
Shares at end of period	505	$6.18

            There were 173,005 shares of restricted stock grants forfeited during the thirteen weeks ended May 2, 2009 for an employee who resigned during the first quarter of fiscal 2010. The net impact of these forfeitures was a reduction to operating, selling and administrative expense of $659,000.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

          As of May 2, 2009, the Company had $2,025,000 of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Stock-based Compensation Expense
2010	$891,000
2011	819,000
2012	313,000
2013	2,000
Total	$2,025,000

          The Company did not receive any cash from options exercised during the thirteen week period ended May 2, 2009 or May 3, 2008 because no options were exercised.

            The Company maintains an employee stock purchase plan (the “Amended and Restated Employee Stock Purchase Plan”) under which 400,000 shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. The Company received cash from proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during the thirteen weeks ended May 2, 2009 and May 3, 2008 of $112,000 and $132,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Stockholders' Equity

          On March 26, 2009, the Board of Directors authorized a new common stock repurchase program that replaced the 2008 Repurchase Program, under which we were previously authorized to purchase up to $5 million of our common stock. Pursuant to the 2009 Repurchase Program, we are authorized to purchase up to $5 million of our common stock. The 2009 Repurchase Program will expire on April 30, 2010. As of May 2, 2009, we have repurchased $0.1 million of additional shares of our common stock under the 2009 Repurchase Program.

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution, using the treasury stock method, which could occur if stock options are exercised. Diluted net income per common share has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in each of the thirteen week periods set forth below. The difference between basic and diluted net income per share is solely attributable to stock options. A reconciliation of the weighted average shares for basic and diluted net income per common share is as follows:

	For the Thirteen Weeks Ended
	(in thousands)
	May 2, 2009	May 3, 2008
Weighted average shares outstanding:
Basic	15,793	15,732
Dilutive effect of stock options	3	18
Diluted	15,796	15,750

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As described in Note 8, “Recent Accounting Pronouncements”, the Company adopted FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, on February 1, 2009. The Company’s unvested restricted shares are entitled to receive nonforfeitable dividends, and thus, are participating securities requiring the two class method of computing net income per share. The weighted average shares outstanding and net income per share for the thirteen weeks ended May 2, 2009 and May 3, 2008 were computed in accordance with FSP No. EITF No. 03-6-1.

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

We purchase a substantial portion of our magazines, as well as certain of our seasonal music and newspapers, from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate through common ownership. During the thirteen weeks ended May 2, 2009 and May 3, 2008, purchases of these items from Anderson Media totaled $4,408,000 and $8,152,000, respectively. The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate through common ownership. During the thirteen weeks ended May 2, 2009 and May 3, 2008, such purchases from Anderson Press totaled $351,000 and $237,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate through common ownership. The total amount paid to Anco Far East was $378,000 and $0 during the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively. These amounts paid to Anco Far East included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $26,000 and $0 during the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.

The Company sold books to Anderson Media in the amounts of $5,200 and $240,000 during the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson, a former member of the Company’s board of directors. The Company leases the building on a month-to-month basis. During each of the thirteen weeks ended May 2, 2009 and May 3, 2008, the Company paid rent of $39,000 to the trust under this lease. Anderson & Anderson LLC (“A&A”), an affiliate through common ownership, also leases three buildings to the Company on a month-to-month basis. During the thirteen weeks ended May 2, 2009 and May 3, 2008, the Company paid A&A a total of $114,000 and $104,000, respectively, in connection with such leases. Total minimum future rental payments under all four of these leases are $0 at May 2, 2009. The Company subleases certain property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. One of the Company's directors, Albert C. Johnson, and Terry Finley, President of Books-A-Million, Inc.’s Merchandising Group, are members of Hibbett’s board of directors. Additionally, the Company's Chairman and Chief Executive Officer, Clyde B. Anderson, served on Hibbett's board of directors until June 2, 2008. During the thirteen weeks ended May 2, 2009 and May 3, 2008, the Company received $48,000 and $48,000, respectively, in rent payments from Hibbett.

The Company, A&A, Anderson Promotional Events, Inc. and Anderson Press (the “Co-ownership Group”) co-own two airplanes that are used by the Company in its business. The Company owns a 26% interest in each of these airplanes. From January 31, 2009 to May 2, 2009, the Company was billed $122,000 by the Co-Ownership Group under a cost sharing arrangement for the Company’s use of the two airplanes. The expenses the Company pays for airplane use covers all of the variable costs attributable to the Company’s use of the plane and a portion of the fixed costs.

4.	Comprehensive Income

               Comprehensive income is net income plus certain other items that are recorded directly to stockholders’ equity. There are no such items currently applicable to the Company. Comprehensive income equals net income for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at each of May 2, 2009 and January 31, 2009, as such liabilities are considered de minimis.

6.	Inventories

Inventories are valued at the lower of cost or market, using the retail method. Market is determined based on the lower of replacement cost or estimated realizable value. Using the retail method, store and warehouse inventories are valued by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail method is an averaging method that is widely used within the retail industry. Inventory costing also requires certain significant management estimates and judgments involving markdowns, the allocation of vendor allowances and shrinkage. These practices affect ending inventories at cost as well as the resulting gross margins and inventory turnover ratios.

The Company estimates and accrues shrinkage for the period between the last physical count of inventory and the balance sheet date. The accrual is calculated based on historical results. As this estimate is based on historical experience, the variances between the estimate of shrinkage and the adjustment resulting from physical inventories are traditionally not significant. Reserves for markdowns are estimated based upon the Company’s history of liquidating non-returnable inventory.

The Company currently utilizes the last-in, first-out (“LIFO”) method of accounting for inventories. The cumulative difference between replacement and current cost of inventory over stated LIFO value is $3.0 million as of May 2, 2009 and $2.9 million as of January 31, 2009. The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value of $199.8 million as of May 2, 2009 and $207.2 million as of January 31, 2009.

Physical inventory counts are taken throughout the course of the fiscal period and reconciled to the Company’s records. Accruals for inventory shortages are estimated based upon historical shortage results.

Inventory balances at May 2, 2009 and January 31, 2009 were as follows (in thousands):

	May 2, 2009	January 31, 2009
Inventories (at FIFO)	$199,849	$207,217
LIFO reserve	(3,019)	(2,912)
Net inventories	$196,830	$204,305

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Business Segments

The Company has two reportable operating segments, as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information: retail trade and electronic commerce trade. These reportable operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally.

Our chief operating decision maker is our Chairman and Chief Executive Officer. The Company is primarily a retailer of book merchandise. The Company’s two reportable segments are two distinct businesses units, one a traditional retailer of book merchandise and the other a seller of book merchandise primarily over the Internet. The electronic commerce trade segment is managed separately due to divergent technology and marketing requirements. The retail trade reportable segment also includes the Company’s distribution center operations, which predominantly supplies merchandise to our retail stores. Through the distribution center operations the Company sells books to outside parties on a wholesale basis. These sales are not material.

The Company evaluates the performance of the retail trade and electronic commerce trade segments based on profit and loss from operations before interest and income taxes. Certain intersegment cost allocations have been made based upon consolidated and segment revenues. Shipping income related to Internet sales is included in net sales, and shipping expense is included in cost of sales.

Both the retail trade and electronic commerce trade reportable segments derive revenues primarily from the sale of book merchandise through sales in our retail stores and over the Internet, respectively.

Segment Information (in thousands)	Thirteen Weeks Ended,
	May 2, 2009	May 3, 2008
Net Sales
Retail Trade	$117,236	$114,984
Electronic Commerce Trade	5,518	6,326
Intersegment Sales Elimination	(4,585)	(5,429)
Net Sales	$118,169	$115,881
Operating Income
Retail Trade	$3,565	$2,224
Electronic Commerce Trade	204	4
Intersegment Elimination of Certain Costs	(243)	(211)
Total Operating Income	$3,526	$2,017
	As of May 2, 2009	As of May 3, 2008
Assets
Retail Trade	$268,276	$287,032
Electronic Commerce Trade	1,375	1,501
Intersegment Asset Elimination	--	--
Total Assets	$269,651	$288,533

Sales as a percentage of net sales by merchandise category is as follows:

	5/2/09	5/3/08
Books and Magazines	82.2%	83.7%
General Merchandise	7.7%	7.1%
Café	4.4%	4.6%
Other	5.7%	4.6%
Total	100%	100%

General merchandise consists of gifts, cards, collectibles and similar types of products. Café consists of coffee, tea and other edible products, as well as gift items related to our Joe Muggs cafes. Other products include music, DVD, E-Book and other products.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Recent Accounting Pronouncements

Recently Adopted Accounting Principles

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States (“GAAP”) and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, FASB Staff Position (“FSP”) No. 157-2 was issued which delayed the effective date of SFAS No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 effective February 3, 2008. The adoption of SFAS No. 157 did not have a material effect on the Company's consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations ("SFAS No. 141R"). The objective of this statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R was adopted by the Company effective February 1, 2009 and its adoption did not have a material impact on the Company’s financial statements. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS No. 160").  The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 was adopted by the Company effective February 1, 2009 and its adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157. These FSPs:

•     Exclude certain leasing transactions accounted for under FASB Statement No. 13, Accounting for Leases, from the scope of FASB Statement No. 157, Fair Value Measurements (“Statement 157”). The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of Statement 157.

•     Defer the effective date in Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

FSP No. 157-1 is effective upon the initial adoption of Statement 157.  FSP No. 157-2 is effective February 12, 2008.  The Company adopted the provisions of FSP Nos. 157-1 and 157-2 in the first quarter of 2008.  See Note 12 for details regarding the impact of adoption on the Company.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a material effect on the Company's consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This Statement became effective on November 15, 2008. The Company adopted SFAS No. 162 in the fourth quarter of 2008 and has concluded that it does not have a material effect on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements (“EITF No. 08-3”). EITF No. 08-3 requires that all nonrefundable maintenance deposits be accounted for as a deposit with the deposit expensed or capitalized in accordance with the lessee's maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. EITF No. 08-3 was effective for the Company as of February 1, 2009. The adoption of EITF No. 08-3 did not have a material effect on the Company's consolidated financial statements.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees – An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.   This FSP amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  This FSP also amends FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee.   Further this FSP clarifies the FASB’s intent about the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The provisions of this FSP that amend SFAS No. 161 and FIN 45 are effective for reporting periods ending after November 15, 2008 and the clarification of the effective date of SFAS No. 161 is effective upon issuance of this FSP.  The Company adopted FSP FAS 133-1 and FIN 45-4 in the fourth quarter of 2008 and has concluded that they do not have a material effect on its consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.   FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP stipulates that determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment when evaluating individual transactions or broker quotes which are some of the sources of the fair value measurement.  In addition, FSP FAS 157-3 states that if an entity uses its own assumptions to determine fair value, it must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks.  FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.  The Company adopted FSP FAS 157-3 in the third quarter of 2008 and has concluded that it does not have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF No. 03-6-1”).  EITF No. 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share using the two-class method.  EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and was adopted by the Company in the first quarter of fiscal 2010. The Company has granted awards of restricted stock that contain non-forfeitable rights to dividends which are considered participating securities under EITF No. 03-6-1.  Because these awards are participating securities under EITF No. 03-6-1, the Company has included these instruments in the calculation of earnings per share using the two-class method.

Recently Issued Accounting Principles Not Yet Adopted

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS No. 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments.  This FSP No. FAS 107-1 is effective for interim and annual periods ending after June 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated financial statements.

9.	Discontinued Operations

The Company did not close any stores during the thirteen weeks ended May 2, 2009 or the thirteen weeks ended May 3, 2008 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market.

10.	Debt and Lines of Credit

The Company’s current credit facility allows for unsecured borrowings of up to $100 million for which no principal payments are due until the facility expires in July 2011. Availability under the facility is reduced by outstanding letters of credit issued thereunder. Interest on borrowings under the credit facility is determined based upon applicable LIBOR rates and the Company’s rate spread, which varies depending on the maintenance of certain covenants. The credit facility contains financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of May 2, 2009. As of May 2, 2009 and January 31, 2009, there were outstanding borrowings under this credit facility of $12.7 million and $15.8 million, respectively, and the face amount of letters of credit issued under the credit facility were $2.2 million and $2.2 million, respectively. The maximum and average outstanding borrowings under the credit facility (excluding letters of credit issued thereunder) during the thirteen weeks ended May 2, 2009 were $27.4 million and $18.1 million, respectively.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”), which was secured by a mortgage interest in these facilities. As of May 2, 2009 and January 31, 2009, there was $6.7 million of borrowings outstanding under the Bond, which bears interest at variable rates (1.50% as of May 2, 2009). The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date. In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the Bond. Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

Net interest expense for the thirteen weeks ended May 2, 2009 and May 3, 2008 was $177,000 and $492,000, respectively.

11.	Income Taxes

The Company and its subsidiaries are subject to United States federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to fiscal 2005. The Company has not been notified of any ongoing income tax examinations of any of the open years.

With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years prior to fiscal 2005. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for to pay any adjustments that are expected to result from the open years for any federal, state or local jurisdictions.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of May 2, 2009, the gross amount of unrecognized tax benefits was $1,208,000, all of which would affect the effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $876,000 in interest and penalties related to unrecognized tax benefits accrued as of May 2, 2009. The Company’s total liability for unrecognized tax benefits, including interest and penalties, as of May 2, 2009 was $2,084,000.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of new audits by federal, state or local jurisdictions, settlement of ongoing audits or the expiration of the statute of limitations related to certain tax periods currently still open with the taxing jurisdictions. The amount of unrecognized tax benefits, including interest and penalties, that would no longer need to be accrued due to the passage of various statutes of limitations in the next 12 months is $347,000. The balance of the unrecognized tax benefits is primarily related to uncertain tax positions for which there are no current ongoing federal or state audits and therefore, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company’s effective tax rate for the thirteen weeks ended May 2, 2009 was 38.5%, versus an effective tax rate of 40.6% for the thirteen weeks ended May 3, 2008.

12.	Fair Value Measurements

Effective February 3, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of May 2, 2009 the Company had no assets or liabilities which are required to be disclosed under the provisions of SFAS No. 157. Therefore, there was no cumulative effect of adoption related to SFAS No. 157, and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows. The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments. At May 2, 2009, there was $12,670,000 outstanding under our revolving line of credit agreement and $6,720,000 outstanding under the Bond.  The borrowings under our revolving line of credit agreement and the Bond bear interest at the variable rate described in Note 10 and therefore approximate fair value at May 2, 2009.

13.	Revenue Recognition

The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. In fiscal 2007, the Company formed a gift card subsidiary, Books-A-Million Card Services, Inc. (now known as BAM Card Services, LLC), to administer the Company’s gift card program and to provide a more advantageous legal structure. Breakage income for the thirteen weeks ended May 2, 2009 and May 3, 2008 was $180,000 and $114,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

          This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in our specific market areas; inflation or deflation; economic conditions in general and in our specific market areas, including the length of time that the U.S. economy remains in the current recession; the number of store openings and closings; the profitability of certain product lines and capital expenditures; future liquidity; liability and other claims asserted against us; uncertainties related to the Internet and our Internet operations; and other factors referenced herein and in Part I, Item 1A, RISK FACTORS, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

We were founded in 1917 and currently operate 221 retail bookstores, including 201 superstores, concentrated in the southeastern United States. Our growth strategy is focused on opening superstores in new and existing market areas, particularly in the Southeast. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats.

Comparable store sales are determined each fiscal quarter during the year based on all stores that have been open at least 12 full months as of the first day of the fiscal quarter. Any stores closed during a fiscal quarter are excluded from comparable store sales as of the first day of the quarter in which they close. Remodeled and relocated stores are also included as comparable stores. The factors affecting the future trend of comparable store sales include, among others, overall demand for products the Company sells, the Company’s marketing programs, pricing strategies, store operations and competition.

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Net sales	100.0%	100.0%
Gross profit	29.9%	29.6%
Operating, selling and administrative expenses	23.8%	24.9%
Depreciation and amortization	3.0%	3.0%
Operating income	3.0%	1.7%
Interest expense, net	0.1%	0.4%
Income before income taxes	2.8%	1.3%
Income tax provision	1.1%	0.5%
Net income	1.7%	0.8%

The following table sets forth net sales data by segment for the periods presented:

Segment Information (dollars in thousands)

Net Sales	Thirteen Weeks Ended

	May 2, 2009	May 3, 2008	$ Change	% Change
Retail Trade	$117,236	$114,984	$2,252	2.0%
Electronic Commerce Trade	5,518	6,326	(808)	(12.8)%
Intersegment Sales Elimination	(4,585)	(5,429)	844	15.5%
Net Sales	$118,169	$115,881	$2,288	2.0%

The increase in net sales for the retail trade segment for the thirteen weeks ended May 2, 2009 compared to the thirteen weeks ended May 3, 2008 was due to an increase in our total number of stores from 207 at May 3, 2008 to 221 on May 2, 2009. Comparable store sales for the thirteen weeks ended May 2, 2009 decreased $1.2 million, or 1.1%, to $104.6 million when compared with the same thirteen week period for the prior year. The decrease in comparable store sales for the thirteen week period ended May 2, 2009 was due to difficult macroeconomic conditions which had a negative impact on consumer spending. During the thirteen weeks ended May 2, 2009, we opened one superstore. The12.8% decrease in net sales for the electronic commerce segment was also due to difficult macroeconomic conditions.

Gross profit increased $1.0 million, or 0.3%, to $35.3 million in the thirteen weeks ended May 2, 2009, when compared with $34.3 million in the same thirteen week period for the prior year. Gross profit as a percentage of net sales for the thirteen weeks ended May 2, 2009 and May 3, 2008 was 29.9% and 29.6%, respectively. The increase in gross profit as a percentage of net sales for the first quarter ended May 2, 2009 was the result of lower discounts and increased sales of higher margin bargain books and general merchandise.

Operating, selling and administrative expenses were $28.2 million in the thirteen weeks ended May 2, 2009, compared to $28.9 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended May 2, 2009 decreased to 23.8% from 24.9% in the same period last year. The decrease in operating, selling and administrative expenses as a percentage of net sales for the thirteen-week period ended May 2, 2009 was due to a non-recurring expense reduction of $764,000 for forfeitures of stock grants and other compensation for an employee who resigned in the first quarter of fiscal 2010 and a net reduction in severance costs of $228,000 for employees that were terminated in the thirteen week period ended May 2, 2009 from the severance costs for the thirteen week period ended May 3, 2008. The total impact of these items was a non-recurring reduction in operating, selling and administrative expenses of $992,000 ($610,000 net of taxes) compared with the prior-year first quarter.

Depreciation and amortization expense increased slightly to $3.6 million in the thirteen week period ended May 2, 2009, compared to $3.5 million in the same period last year. This increase is due to the stores opened in fiscal year 2009. Depreciation and amortization expense as a percentage of net sales for the thirteen weeks ended May 2, 2009 was 3.0%, which is flat compared to the same period last year.

The following table sets forth operating income data by segment for the periods presented:

Segment Information (dollars in thousands)

Operating Income	Thirteen Weeks Ended

	May 2, 2009	May 3, 2008	$ Change	% Change
Retail Trade	$3,565	$2,224	$1,341	60.3%
Electronic Commerce Trade	204	4	200	5,000%
Intersegment Elimination of Certain Costs	(243)	(211)	(32)	(15.2)%
Total Operating Income	$3,526	$2,017	$1,509	74.8%

The increase in operating income for the retail segment for the thirteen week period ended May 2, 2009 was due to higher retail sales as discussed above, as well as lower store selling expenses as a percentage of sales versus the same thirteen week period in the prior year. The decrease in operating, selling and administrative expenses for the thirteen-week period ended May 2, 2009 was due to a non-recurring expense reduction for forfeitures of restricted stock grants and other compensation for an employee who resigned in the first quarter of fiscal 2010 and a net reduction in severance costs for employees that were terminated in the thirteen-week period ended May 2, 2009 from the severance costs for the thirteen-week period ended May 3, 2008.

Net interest expense was $0.2 million, or 0.1% as a percentage of net sales, for the thirteen weeks ended May 2, 2009, compared to $0.5 million, or 0.4% of net sales, in the same period last year. The decrease in net interest expense was due to a lesser amount of debt and lower interest rates.

The Company did not close any stores during the thirteen weeks ended May 2, 2009 or the thirteen weeks ended May 3, 2008 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility. We have an unsecured revolving credit facility that allows borrowings of up to $100 million, for which no principal repayments are due until the facility expires in July 2011. Availability under the credit facility is reduced by outstanding letters of credit issued thereunder. The credit facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. We were in compliance with all of the covenants, including the minimum fixed charge coverage ratio, as of May 2, 2009. As of May 2, 2009 and January 31, 2009 there were outstanding borrowings under this credit facility of $12.7 million and $15.8, respectively, and the face amount of letters of credit issued under the credit facility were $2.2 million and $2.2 million, respectively. The maximum and average outstanding balances (including letters of credit issued thereunder) during the thirteen weeks ended May 2, 2009 were $29.6 million and $20.3 million, respectively, compared to $48.8 million and $42.8 million, respectively, for the same period in the prior year. The decrease in the maximum and average outstanding balances from the prior year was due to improved profitability, a decrease in inventory and improved accounts payable leverage.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”), which was secured by a mortgage interest in these facilities. As of May 2, 2009 and January 31, 2009, there was $6.7 million of borrowings outstanding under the Bond, which bears interest at variable rates (1.50% as of May 2, 2009). The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date. In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the Bond. Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

Financial Position

          Inventory balances were $196.8 million as of May 2, 2009, compared to $204.3 million as of January 31, 2009. The reduction in inventory was due to continued inventory management in anticipation of lower sales. Trade accounts payable balances and related party accounts payable were $90.2 million in the aggregate as of May 2, 2009, compared to $96.7 million as of January 31, 2009. The decrease in accounts payable was due to a reduction in inventory purchases in anticipation of lower sales, timing of payment for seasonal products and timing of merchandise returns during the thirteen weeks ended May 2, 2009. Accrued expenses were $33.8 million as of May 2, 2009, compared to $35.5 million as of January 31, 2009. The decrease in accrued expenses was due to redemption of gift cards, reduction of annual restricted stock and bonus accruals for employees who resigned or were terminated and the timing of other payments.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at May 2, 2009 (in thousands):

Payments Due Under Contractual Obligations
	Total	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014	Thereafter
Short-term borrowings	$12,670	$12,670	$ --	$ --	$ --	$ --	$ --
Long-term debt – industrial revenue bond	6,720	--	6,720	--	--	--	--
Subtotal of debt	19,390	12,670	6,720	--	--	--	--
Interest	591	161	200	230
Operating leases	193,252	40,152	34,221	27,224	22,024	18,157	51,474
Total of obligations	$213,233	$52,983	$41,141	$27,454	$22,024	$18,157	$51,474
(1)	Short term borrowings represent borrowings under the $100 million credit facility that the Company anticipates repaying within the next 12 months.
(2)

This table excludes any amounts related to the payment of the $2.1 million of income tax uncertainties, as the Company cannot make a reasonably reliable estimate of the periods of cash settlements with the respective taxing authorities.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at each of May 2, 2009 and January 31, 2009, as such liabilities are considered de minimis.

Cash Flows

          Operating activities provided cash of $5.2 million in the thirteen week period ended May 2, 2009 and used cash of $10.0 million in the thirteen week period ended May 3, 2008, and included the following effects:

•

Cash provided by inventories in the thirteen week period ended May 2, 2009 was $7.5 million and cash used for inventories in the thirteen week period ended May 3, 2008 was $5.6 million. The change versus the prior year was primarily due to lower purchases of inventory and higher sales.

•	Cash used for accounts payable was $6.5 million and $7.1 million in the thirteen week periods ended May 2, 2009 and May 3, 2008, respectively.

•	Cash used for accrued expenses was $1.4 million and $6.7 million in the thirteen week periods ended May 2, 2009 and May 3, 2008, respectively.

•	Depreciation and amortization expenses were consistent at $3.6 million and $3.5 million in the thirteen week periods ended May 2, 2009 and May 3, 2008, respectively.

Cash used in investing activities reflected a $1.8 million and $4.8 million net use of cash for the thirteen week periods ended May 2, 2009 and May 3, 2008, respectively. Cash was used primarily to fund capital expenditures for the new store, store relocations, renovation and improvements to existing stores, and investments in management information systems.

Financing activities used cash of $3.9 million in the thirteen week period ended May 2, 2009 and provided cash of $14.9 million in the thirteen week period ended May 3, 2008. Financing activities used cash in the thirteen week period ended May 2, 2009 primarily for repayments under our credit facility ($3.1 million) and dividend payments ($0.8 million).

Related Party Activities

              See Note 3, Related Party Transactions, to the Condensed Consolidated Financial Statements for information regarding related party activities.

Critical Accounting Policies

               A summary of our critical accounting policies is included in the Management Discussion and Analysis section of our Form 10-K for the year ended January 31, 2009 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the thirteen weeks ended May 2, 2009.

New Accounting Pronouncements

                See Note 8, Recent Accounting Pronouncements, to the Condensed Consolidated Financial Statements for information regarding new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

               We are subject to interest rate fluctuations involving our credit facility and debt related to the Bond. To illustrate the sensitivity of the results of operations to changes in interest rates on our debt, we estimate that a 1052% increase or decrease in LIBOR rates would have changed interest expense by $1.1 million for the thirteen weeks ended May 2, 2009 due to average debt of $24,828,000. The average debt under our credit agreement (including letters of credit) and the Bond was $18.1 million and $6.7 million, respectively, for the thirteen weeks ended May 2, 2009. Fiscal year 2009 experienced the maximum LIBOR fluctuation at 1,052%.

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

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our Chairman and Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the Chairman and Chief Executive Officer and the Interim Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Other than for the change to the risk factor described below, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2009.

The current economic recession, along with difficult and volatile conditions in the capital and credit markets, could materially adversely affect our financial position, results of operations and cash flow, and we do not know if these conditions will improve in the near future.

Our financial position, results of operations and cash flow could be materially adversely affected by difficult economic conditions, including the current economic recession in the United States, as well as significant volatility in the capital and credit markets. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated fears of a prolonged economic recession. The impact that these factors might have on us and our business is uncertain and cannot be estimated at this time. Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 discusses some of the principal risks inherent in our business. Current economic conditions have accentuated these risks and magnified their potential effect on us and our business. The economic recession and difficult conditions in the capital and credit markets may affect our business in a number of ways. For example:

•	The economic recession could have a significant adverse impact on consumer confidence and discretionary consumer spending, which may result in decreased sales and earnings for us.

•

Although we believe we have sufficient liquidity under our credit agreement to run our business and to provide for our plans for growth, under extreme market conditions, there can be no assurance that such funds would be available or sufficient and, in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

•	Recent market volatility has increased our stock price; however, future market volatility may make it more difficult for us to raise additional capital in the future.

We do not know if the state of the economy or market conditions will improve in the near future or when improvement will occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

          On March 26, 2009, our board of directors approved a new stock repurchase program (the “2009 Repurchase Program”) to replace the 2008 Repurchase Program, under which we were authorized to purchase up to $5 million of our common stock. Pursuant to the 2009 Repurchase Program, we are authorized to purchase up to $5 million of our common stock. The following table shows common stock repurchases under the 2009 Repurchase Program during the thirteen weeks ended May 2, 2009. There were no repurchases under the 2008 Repurchase Program during the thirteen weeks ended May 2, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value Of Shares that May Yet Be Purchased Under the Program at End of Period
February 1, 2009 through February 28, 2009	--	--	--	$5,000,000
March 1, 2009 through April 4, 2009	11,000	$4.59	11,000	$4,947,000
April 5, 2009 through May 2, 2009	9,000	$4.53	9,000	$4,907,000
Total	20,000	$4.57	20,000	$4,907,000

As of May 2, 2009, we may purchase up to $4.9 million of additional shares of our common stock under the 2009 Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1 Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Capital Registration No. 33-52256))

Exhibit 3.2 By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Capital Registration No. 33-52256))

Exhibit 31.1 Certification of Clyde B. Anderson, Chairman and Chief Executive Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Exhibit 31.2 Certification of Brian W. White, Interim Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Exhibit 32.1 Certification of Clyde B. Anderson, Chairman and Chief Executive Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 Certification of Brian W. White, Interim Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BOOKS-A-MILLION, INC.

Date: June 10, 2009	by: /s/Clyde B. Anderson
Clyde B. Anderson
Chairman and Chief Executive Officer

Date: June 10, 2009	by: /s/Brian W. White
Brian W. White
Interim Chief Financial Officer