Form 10-Q
period 2009-08-01
BOOKS A MILLION INC
filed 2009-09-08
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 1, 2009

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

Large accelerated filer [ ]                          Accelerated filer [X]

Non-accelerated filer [ ]     Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of September 4, 2009 were 15,725,307shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except per share and share amounts)

(Unaudited)

	As of August 1, 2009	As of January 31, 2009
ASSETS Current Assets:
Cash and cash equivalents	$5,532	$5,529
Accounts receivable, net	5,517	5,431
Related party receivables	496	1,133
Inventories	204,662	204,305
Prepayments and other	2,727	3,239
Total Current Assets	218,934	219,637

Property and Equipment:
Gross property and equipment	235,827	234,167
Less accumulated depreciation and amortization	(181,188)	(176,129)
Net Property and Equipment	54,639	58,038

Deferred Income Taxes	736	463
Other Assets	1,105	1,154
Total Assets	$275,414	$279,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$98,026	$94,418
Related party accounts payable	1,188	2,321
Accrued expenses	35,830	35,554
Accrued income taxes	--	848
Deferred income taxes	9,018	8,591
Short-term borrowings (Note 10)	7,680	15,760
Total Current Liabilities	151,742	157,492

Long-Term Debt (Note 10)	6,720	6,720
Deferred Rent	8,798	8,554
Liability for Uncertain Tax Positions	2,145	2,032
Total Non-Current Liabilities	17,663	17,306

Commitments and Contingencies (Note 5)	--	--
Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	--	--
Common stock, $0.01 par value, 30,000,000 shares authorized, 21,268,466 and 21,236,218 shares issued and 15,725,220 and 15,780,498 shares outstanding at August 1, 2009 and January 31, 2009, respectively	213	212
Additional paid-in capital	91,484	91,432
Treasury stock at cost (5,543,246 and 5,455,720 shares at August 1, 2009 and January 31, 2009, respectively)	(46,783)	(46,258)
Retained earnings	61,095	59,108
Total Stockholders’ Equity	106,009	104,494
Total Liabilities and Stockholders’ Equity	$275,414	$279,292

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Net Sales	$122,443	$123,253	$240,612	$239,170
Cost of products sold (including warehouse distribution and store occupancy costs)	86,321	87,714	169,213	169,272
Gross Profit	36,122	35,539	71,399	69,898
Operating, selling and administrative expenses	29,911	30,341	58,079	59,233
Depreciation and amortization	3,604	3,618	7,187	7,068
Operating Income	2,607	1,580	6,133	3,597
Interest expense, net	143	502	319	994
Income before income taxes	2,464	1,078	5,814	2,603
Income tax provision	956	433	2,247	1,052
Net Income	$1,508	$645	$3,567	$1,551

Net Income Per Common Share:
Basic	$0.10	$0.04	$0.23	$0.10
Diluted	$0.10	$0.04	$0.23	$0.10
Weighted Average Common Shares Outstanding:
Basic	15,759	15,633	15,776	15,683
Diluted	15,768	15,642	15,782	15,692

Dividends Declared Per Share	$0.05	$0.09	$0.10	$0.18

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance January 31, 2009	21,236	$212	$91,432	5,456	($46,258)	$59,108	$104,494
Purchase of treasury stock				87	(525)		(525)
Net income						3,567	3,567
Dividends paid						(1,580)	(1,580)
Issuance of restricted stock	157	2	611				613
Forfeiture of restricted stock	(173)	(2)	(657)				(659)
Issuance of stock for employee stock purchase plan	48	1	112				113
Tax benefit from stock-based compensation			(14)				(14)
Balance August 1, 2009	21,268	$213	$91,484	5,543	$(46,783)	$61,095	$106,009

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008
Cash Flows from Operating Activities:
Net income	$3,567	$1,551
Adjustments to reconcile net income to net cash provided by/(used in) by operating activities:
Depreciation and amortization	7,187	7,068
Increase in stock-based compensation	613	883
Forfeiture of stock-based compensation	(659)	--
Loss on impairment of assets	366	--
Loss on sale of property and equipment	158	62
Deferred income tax provision	154	1,379
Excess tax benefit of stock based compensation	14	(13)
Bad debt expense	81	(92)
(Increase) decrease in assets:
Accounts receivable	(86)	2,500
Related party receivables	637	3,017
Inventories	(357)	(8,675)
Prepayments and other	512	176
Noncurrent assets (excluding amortization)	(5)	(421)
Increase (decrease) in liabilities:
Accounts payable	3,608	(5,590)
Related party payables	(1,133)	2,014
Accrued income taxes	(862)	(2,278)
Accrued expenses	558	(5,024)
Total adjustments	10,786	(4,994)
Net cash provided by/(used in) operating activities	14,353	(3,443)

Cash Flows from Investing Activities:
Capital expenditures	(4,348)	(10,794)
Proceeds from sale of property and equipment	84	--
Net cash used in investing activities	(4,264)	(10,794)

Cash Flows from Financing Activities:
Borrowings under credit facilities	94,880	123,280
Repayments under credit facilities	(102,960)	(104,072)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	113	132
Purchase of treasury stock	(525)	(1,732)
Payment of dividends	(1,580)	(2,828)
Excess tax benefit from stock based compensation	(14)	13
Net cash provided by/(used in) financing activities	(10,086)	14,793

Net Increase in Cash and Cash Equivalents	3	556
Cash and Cash Equivalents at Beginning of Year	5,529	5,595
Cash and Cash Equivalents at End of Quarter	$5,532	$6,151

Supplemental Disclosures of Cash Flow Information:
Cash paid during the twenty-six week period for:
Interest	$322	$988
Income taxes, net of refunds	$3,212	$2,898
Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$684	$(1,071)

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Books-A-Million, Inc. and its subsidiaries (collectively, the “Company”) are principally engaged in the sale of books, magazines and related items through a chain of retail bookstores. The Company operates 223 bookstores in 21 states and the District of Columbia, which are predominantly located in the southeastern United States. The Company also operates a retail Internet website. The Company consists of Books-A-Million, Inc. and its three wholly owned subsidiaries, American Wholesale Book Company, Inc., Booksamillion.com, Inc. and BAM Card Services, LLC. All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 7.

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

The results for the twenty-six weeks ended August 2, 2008 contain certain insignificant reclassifications necessary to conform to the presentation of the twenty-six weeks ended August 1, 2009.

Stock Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123R”). Stock-based compensation expense for share-based awards recognized during the twenty-six weeks ended August 1, 2009 and August 2, 2008 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The Company’s pre-tax compensation cost (gain) for stock-based employee compensation was $(46,000) (($28,000) net of taxes) and $883,000 ($555,000 net of taxes) for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively. Stock-based employee compensation for the twenty-six weeks ended August 1, 2009 includes $358,000 of restricted stock grants and ($659,000) of forfeitures of unvested restricted stock grants for an employee who resigned during this time.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Option Plan

In April 1999, the Company adopted the Amended and Restated Employee Stock Purchase Plan (the “Stock Option Plan”) which provided for option grants to executive officers, directors, and key employees. Upon the approval of the Books-A-Million, Inc. 2005 Incentive Award Plan by the Company’s stockholders at the Company’s annual meeting held in June 2005, the board of directors determined that no more awards would be made under the Stock Option Plan. Options previously issued under the Stock Option Plan remain valid. All options granted prior to January 9, 2001 vested over a five-year period and expired on the sixth anniversary of the date of grant, and all options granted on and after January 9, 2001 vested over a three-year period and expire on the tenth anniversary of the date of grant. All options have exercise prices equal to the fair market value of the Company’s common stock on the date of grant. A summary of the status of the Stock Option Plan is as follows (shares in thousands):

	Twenty-six Weeks Ended August 1, 2009
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of period	43	$5.31
Options granted	--	N/A
Options exercised	--	N/A
Options forfeited	(3)	(5.66)
Options outstanding at end of period	40	$5.31
Options exercisable at end of period	40	$5.31

The total intrinsic value of stock options exercised during the twenty-six weeks ended August 1, 2009 was $0.

The following table summarizes information about stock options outstanding and exercisable under the Stock Option Plan as of August 1, 2009(shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding at August 1, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at August 1, 2009	Weighted Average Exercise Price
$1.69 - $2.37	10	3.30	$2.30	10	$2.30
$2.68 - $5.85	7	2.50	$3.04	7	$3.04
$6.13 - $9.62	23	4.72	$7.27	23	$7.27
Totals	40	4.00	$5.31	40	$5.31

                  The aggregate intrinsic value of outstanding options and exercisable options under the Stock Option Plan at August 1, 2009 was $160,000.

2005 Incentive Award Plan

On June 1, 2005, the stockholders of the Company approved the adoption of the Books-A-Million, Inc. 2005 Incentive Award Plan (the “2005 Plan”). An aggregate of 1,200,000 shares of common stock may be awarded under the 2005 Plan, as amended. From June 1, 2005 through August 1, 2009, awards under the 2005 Plan have consisted solely of awards of restricted stock.

The number of shares of common stock currently reserved under the 2005 Plan for outstanding stock-based awards as of August 1, 2009 is 514,049 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There are two types of restricted stock awards made to employees under the 2005 Plan. The first type of restricted stock award is “career based shares.” Career based shares granted prior to March 26, 2008, are completely unvested until the last day of the fifth fiscal year after the date of grant, whereupon such career based shares vest in full if the employee who received the grant is then employed by the Company. Career based shares granted on or after March 26, 2008 are completely unvested until the last day of the third fiscal year after the date of grant. The compensation expense for these shares is recognized ratably over the requisite service period. The second type of restricted stock award under the 2005 Plan is “performance based shares.” Performance based shares are earned based on the achievement of certain pre-established performance goals for the fiscal year in which they are granted. If the performance goals are met, the performance based shares vest in 50% increments at the end of the first and second fiscal years following the fiscal year in which they were earned if the employee who received the grant is then employed by the Company. Compensation expense for these shares is recognized ratably over the period beginning on the date the performance goals are met and ending on the last day of the vesting period.

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

Restricted Stock Table

A combined summary of the status of restricted stock grants to employees and directors under the 2005 Plan and the Incentive Plan is as follows (shares in thousands):

	Twenty-six Weeks Ended August 1, 2009

	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	531	$8.49
Shares granted	157	$3.05
Shares vested	(11)	$12.94
Shares forfeited	(173)	$8.64
Shares at end of period	504	$6.64

          There were 173,005 shares of unvested restricted stock forfeited during the twenty-six weeks ended August 1, 2009 for an executive employee who resigned during the first quarter of fiscal 2010. The net impact of these forfeitures was a reduction to operating, selling and administrative expense of $659,000.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

          As of August 1, 2009, the Company had $1,735,000 of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Stock-based Compensation Expense
2010	$594,000
2011	823,000
2012	316,000
2013	2,000
Total	$1,735,000

          The Company did not receive any cash from options exercised during the twenty-six week period ended August 1, 2009 or August 2, 2008 because no options were exercised.

            The Company maintains an employee stock purchase plan (the “Amended and Restated Employee Stock Purchase Plan”) under which 400,000 shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. The Company received cash proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during the twenty-six weeks ended August 1, 2009 and August 2, 2008 of $113,000 and $132,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Stockholders' Equity

          On March 26, 2009, the Board of Directors authorized a new common stock repurchase program that replaced the 2008 Repurchase Program, under which the Company was previously authorized to purchase up to $5 million of our common stock. Pursuant to the 2009 Repurchase Program, the Company is authorized to purchase up to $5 million of our common stock. The 2009 Repurchase Program will expire on April 30, 2010. As of August 1, 2009, the Company has repurchased $0.5 million of shares of our common stock under the 2009 Repurchase Program.

Subsequent Events

On June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS No. 165 had no impact on the Company's unaudited consolidated financial statements as the Company already followed a similar approach prior to the adoption of this standard.

Management evaluated all activity of the Company through September 8, 2009 (the issuance date of the financial statements) and concluded that no subsequent events have occurred through September 8, 2009 that would require recognition in the unaudited consolidated financial statements or disclosure in the related notes to the financial statements, except for those listed in Note 14.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution, using the treasury stock method, which could occur if stock options are exercised. Diluted net income per common share has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in each of the thirteen week and twenty-six week periods set forth below. The difference between basic and diluted net income per share is solely attributable to stock options. A reconciliation of the weighted average shares for basic and diluted net income per common share is as follows:

	For the Thirteen Weeks Ended
	(in thousands)
	August 1, 2009	August 2, 2008
Weighted average shares outstanding:
Basic	15,759	15,633
Dilutive effect of stock options and restricted stock outstanding	9	9
Diluted	15,768	15,642
	For the Twenty-Six Weeks Ended
	(in thousands)
	August 1, 2009	August 2, 2008
Weighted average shares outstanding:
Basic	15,776	15,683
Dilutive effect of stock options and restricted stock outstanding	6	9
Diluted	15,782	15,692

As described in Note 8, “Recent Accounting Pronouncements”, the Company adopted FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, on February 1, 2009. The Company’s unvested restricted shares are entitled to receive nonforfeitable dividends, and thus, are participating securities requiring the two class method of computing net income per share. The weighted average shares outstanding and net income per share for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008 were computed in accordance with FSP No. EITF No. 03-6-1.

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

The Company purchases a substantial portion of our magazines, as well as certain of our seasonal music and newspapers, from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate through common ownership. During the twenty-six weeks ended August 1, 2009 and August 2, 2008, purchases of these items from Anderson Media totaled $11,241,000 and $12,104,000, respectively. The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate through common ownership. During the twenty-six weeks ended August 1, 2009 and August 2, 2008, such purchases from Anderson Press totaled $815,000 and $410,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate through common ownership. The total amount paid to Anco Far East was $595,000 and $180,000 during the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively. These amounts paid to Anco Far East included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $42,000 and $13,000 during the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively.

The Company sold books to Anderson Media in the amounts of $5,200 and $202,000 during the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson, a former member of the Company’s board of directors. The Company leases the building on a month-to-month basis. During the twenty-six weeks ended August 1, 2009 and August 2, 2008, the Company paid rent of $77,000 and $75,000, respectively, to the trust under this lease. Anderson & Anderson LLC (“A&A”), an affiliate through common ownership, also leases three buildings to the Company on a month-to-month basis. During each of the twenty-six weeks ended August 1, 2009 and August 2, 2008, the Company paid A&A a total of $230,000 in connection with such leases. Total minimum future rental payments under all four of these leases are $0 at August 1, 2009. The Company subleases certain property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. One of the Company's directors, Albert C. Johnson, and Terry Finley, Executive Vice President/Chief Merchandising Officer of Books-A-Million, Inc., are members of Hibbett’s board of directors. Additionally, the Company's Chairman, President and Chief Executive Officer, Clyde B. Anderson, served on Hibbett's board of directors until June 2, 2008. During each of the twenty-six weeks ended August 1, 2009 and August 2, 2008, the Company received $95,000 in rent payments from Hibbett.

The Company, A&A, Anderson Promotional Events, Inc. and Anderson Press (the “Co-ownership Group”) co-own two airplanes that are used by the Company in its business. The Company owns a 26% interest in each of these airplanes. From January 31, 2009 to August 1, 2009, the Company was billed $275,000 by the Co-Ownership Group under a cost sharing arrangement for the Company’s use of the two airplanes. The expenses the Company pays for airplane use covers all of the variable costs attributable to the Company’s use of the plane and a portion of the fixed costs.

4.	Comprehensive Income

Comprehensive income is net income plus certain other items that are recorded directly to stockholders’ equity. There are no such items currently applicable to the Company.

Comprehensive income equals net income for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at each of August 1, 2009 and January 31, 2009, as such liabilities are considered de minimis.

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

The Company currently utilizes the last-in, first-out (“LIFO”) method of accounting for inventories. The cumulative difference between replacement and current cost of inventory over stated LIFO value is $3.1 million as of August 1, 2009 and $2.9 million as of January 31, 2009. The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value of $207.8 million as of August 1, 2009 and $207.2 million as of January 31, 2009.

Physical inventory counts are taken throughout the course of the fiscal period and reconciled to the Company’s records. Accruals for inventory shortages are estimated based upon historical shortage results.

Inventory balances at August 1, 2009 and January 31, 2009 were as follows (in thousands):

	August 1, 2009	January 31, 2009
Inventories (at FIFO)	$207,786	$207,217
LIFO reserve	(3,124)	(2,912)
Net inventories	$204,662	$204,305

7.	Business Segments

The Company has two reportable operating segments, as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information: retail trade and electronic commerce trade. These reportable operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally.

Our chief operating decision maker is our Chairman, President and Chief Executive Officer. The Company is primarily a retailer of book merchandise. The Company’s two reportable segments are two distinct businesses units, one a traditional retailer of book merchandise and the other a seller of book merchandise primarily over the Internet. The electronic commerce trade segment is managed separately due to divergent technology and marketing requirements. The retail trade reportable segment also includes the Company’s distribution center operations, which predominantly supplies merchandise to our retail stores. Through the distribution center operations the Company sells books to outside parties on a wholesale basis. These sales are not material.

The Company evaluates the performance of the retail trade and electronic commerce trade segments based on profit and loss from operations before interest and income taxes. Certain intersegment cost allocations have been made based upon consolidated and segment revenues. Shipping income related to Internet sales is included in net sales, and shipping expense is included in cost of sales.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Both the retail trade and electronic commerce trade reportable segments derive revenues primarily from the sale of book merchandise through sales in our retail stores and over the Internet, respectively.

Segment Information (in thousands)	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net Sales
Retail Trade	$120,928	$121,545	$238,164	$236,565
Electronic Commerce Trade	5,348	6,097	10,866	12,423
Intersegment Sales Elimination	(3,833)	(4,389)	(8,418)	(9,818)
Net Sales	$122,443	$123,253	$240,612	$239,170
Operating Income
Retail Trade	$2,612	$1,500	$6,177	$3,402
Electronic Commerce Trade	176	240	380	566
Intersegment Elimination of Certain Costs	(181)	(160)	(424)	(371)
Total Operating Income	$2,607	$1,580	$6,133	$3,597
			As of August 1, 2009	As of January 31, 2009
Assets
Retail Trade			$273,810	$277,896
Electronic Commerce Trade			1,604	1,396
Intersegment Asset Elimination			--	--
Total Assets			$275,414	$279,292

 For the thirteen and twenty-six week periods ended August 1, 2009 and August 2, 2008 respectively, sales as a percentage of net sales by merchandise category are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	8/1/09	8/2/08	8/1/09	8/2/08
Books and Magazines	82.5%	84.3%	82.2%	83.9%
General Merchandise	7.5%	6.7%	7.6%	6.9%
Café	4.1%	4.0%	4.2%	4.3%
Other	6.0%	4.9%	6.0%	4.9%
Total	100%	100%	100%	100%

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

In February 2008, the FASB issued FASB FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ("FSP No. 157-1"), and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP No. 157-2"). These FSPs:

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

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP No. 157-3").   FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP stipulates that determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment when evaluating individual transactions or broker quotes which are some of the sources of the fair value measurement.  In addition, FSP No. 157-3 states that if an entity uses its own assumptions to determine fair value, it must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks.  FSP No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.  The Company adopted FSP No. 157-3 in the third quarter of 2008 and has concluded that it does not have a material effect on its consolidated financial statements.

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS No. 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments.  FSP No. FAS 107-1 is effective for interim and annual periods ending after June 15, 2009.  The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements or related disclosures.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Principles Not Yet Adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not believe the adoptions of SFAS No. 166 will have a material impact of its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FIN 46(R). Additionally, SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. SFAS No. 167 will be effective for interim and annual reporting periods beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 167 will have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

9.	Discontinued Operations

The Company did not close any stores during the twenty-six weeks ended August 1, 2009 or the twenty-six weeks ended August 2, 2008 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market.

10.	Debt and Lines of Credit

The Company’s current credit facility allows for unsecured borrowings of up to $100 million for which no principal payments are due until the facility expires in July 2011. Availability under the facility is reduced by outstanding letters of credit issued thereunder. Interest on borrowings under the credit facility is determined based upon applicable LIBOR rates and the Company’s rate spread, which varies depending on the maintenance of certain covenants. The credit facility contains financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of August 1, 2009. As of August 1, 2009 and January 31, 2009, there were outstanding borrowings under this credit facility of $7.7 million and $15.8 million, respectively, and the face amount of letters of credit issued under the credit facility was $2.2 million on each such date. The maximum and average outstanding borrowings under the credit facility (excluding letters of credit issued thereunder) during the twenty-six weeks ended August 1, 2009 were $27.4 million and $15.2 million, respectively.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During fiscal 1995 and fiscal 1996, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”), which was secured by a mortgage interest in these facilities. As of August 1, 2009 and January 31, 2009, there was $6.7 million of borrowings outstanding under the Bond, which bears interest at variable rates (1.38% as of August 1, 2009). The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date under certain circumstances. In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation until July 1, 2011 and did not require a mortgage interest to secure the Bond. This extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

Net interest expense for the thirteen weeks ended August 1, 2009 and August 2, 2008 was $143,000 and $502,000, respectively. Net interest expense for the twenty-six weeks ended August 1, 2009 and August 2, 2008 was $319,000 and $994,000, respectively.

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

As of August 1, 2009, the gross amount of unrecognized tax benefits, excluding interest and penalties, was $1,235,000, all of which would affect the effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $910,000 in interest and penalties related to unrecognized tax benefits accrued as of August 1, 2009. The Company’s total liability for unrecognized tax benefits, including interest and penalties, as of August 1, 2009 was $2,145,000, all of which would affect the effective tax rate if recognized.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of new audits by federal, state or local jurisdictions, settlement of ongoing audits or the expiration of the statute of limitations related to certain tax periods currently still open with the taxing jurisdictions. The amount of unrecognized tax benefits, including interest and penalties, that would no longer need to be accrued due to the passage of various statutes of limitations in the next 12 months is $352,000. The balance of the unrecognized tax benefits is primarily related to uncertain tax positions for which there are no current ongoing federal or state audits and therefore, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company’s effective tax rate for the twenty-six weeks ended August 1, 2009 was 38.6%, versus an effective tax rate of 40.4% for the twenty-six weeks ended August 2, 2008.  The decrease in the effective tax rate is due to a large increase in uncertain tax positions under FIN 48 in the twenty-six week period ended August 2, 2008.  Similar large increases were not experienced in the twenty-six week period ended August 1, 2009.

12.	Fair Value Measurements

Effective February 3, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of August 1, 2009 the Company had no assets or liabilities which are required to be disclosed under the provisions of SFAS No. 157. Therefore, there was no cumulative effect of adoption related to SFAS No. 157, and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At August 1, 2009, there was $7,680,000 outstanding under our revolving line of credit agreement and $6,720,000 outstanding under the Bond.  The borrowings under our revolving line of credit agreement and the Bond bear interest at the variable rate described in Note 10 and therefore approximate fair value at August 1, 2009.

13.	Revenue Recognition

The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Breakage income for the thirteen weeks ended August 1, 2009 and August 2, 2008 was $309,000 and $285,000, respectively. Breakage income for the twenty-six weeks ended August 1, 2009 and August 2, 2008 was $489,000 and $399,000, respectively.

14.	Subsequent Events

On August 20, 2009, the Company announced that its Board of Directors had approved a quarterly cash dividend of $0.05 per share for stockholders of record at the close of business on September 3, 2009, payable on September 17, 2009. Under SFAS No. 165, all subsequent event activity was evaluated through September 8, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

          This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in our specific market areas; inflation or deflation; economic conditions in general and in our specific market areas, including the length of time that the U.S. economy remains in the current recession; the number of store openings and closings; the profitability of certain product lines;capital expenditures; future liquidity; liability and other claims asserted against us; uncertainties related to the Internet and our Internet operations; and other factors referenced herein and in Part I, Item 1A, RISK FACTORS, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

We were founded in 1917 and currently operate 223 retail bookstores, including 203 superstores, concentrated in the southeastern United States.

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

Results of Operations

The following table sets forth statement of income data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	29.5%	28.8%	29.6%	29.3%
Operating, selling and administrative expenses	24.5%	24.6%	24.1%	24.8%
Depreciation and amortization	2.9%	2.9%	3.0%	3.0%
Operating income	2.1%	1.3%	2.5%	1.5%
Interest expense, net	0.1%	0.4%	0.1%	0.4%
Income from continuing operations before income taxes	2.0%	0.9%	2.4%	1.1%
Income tax provision	0.8%	0.4%	0.9%	0.5%
Net income	1.2%	0.5%	1.5%	0.6%

The following table sets forth net sales data by segment for the periods presented:

Segment Information (dollars in thousands)

Net Sales	Thirteen Weeks Ended				Twenty-Six Weeks Ended

	August 1, 2009	August 2, 2008	$ Change	% Change	August 1, 2009	August 2, 2008	$ Change	% Change
Retail Trade	$120,928	$121,545	$(617)	(1.0%)	$238,164	$236,565	$1,599	1.0%
Electronic Commerce Trade	5,348	6,097	(749)	(12.3%)	10,866	12,423	(1,557)	(12.5%)
Intersegment Sales Elimination	(3,833)	(4,389)	556	12.7%	(8,418)	(9,818)	1,400	14.3%
Net Sales	$122,443	$123,253	$(810)	(1.0%)	$240,612	$239,170	$1,442	1.0%

The decrease in net sales for the retail trade segment for the thirteen weeks ended August 1, 2009 compared to the thirteen weeks ended August 2, 2008 was due to a comparable store sales decline of $5.5 million offset by the impact of the increase in our total number of stores from 212 at August 2, 2008 to 223 on August 1, 2009. Comparable store sales for the thirteen weeks ended August 1, 2009 decreased $5.5 million, or 4.9%, to $107.8 million when compared with the same thirteen week period for the prior year. The decrease in comparable store sales for the thirteen week period ended August 1, 2009 was due to difficult macroeconomic conditions which had a negative impact on consumer spending. During the thirteen weeks ended August 1, 2009, we opened two superstores and relocated two others. No stores were closed during the period. The 12.3% decrease in net sales for the electronic commerce segment was also due to difficult macroeconomic conditions. For the twenty-six weeks ended August 1, 2009 compared to the twenty-six weeks ended August 2, 2008, the increase in net sales for the retail trade segment was due to the increased number of stores from 208 at February 2, 2008 to 223 stores at August 1, 2009. This is partially offset by a $6.7 million, or 3.1%, drop in comparable store sales. The decrease in comparable store sales for the twenty-six week period ended August 1, 2009 was due to difficult macroeconomic conditions which had a negative impact on consumer spending. During the twenty-six weeks ended August 1, 2009, we opened three superstores and relocated two others. No stores were closed during the period. The decrease in net sales for the electronic commerce segment for the twenty-six week period ended August 1, 2009 was due to difficult macroeconomic conditions.

Gross profit increased $0.5 million, or 1.6%, to $36.1 million in the thirteen weeks ended August 1, 2009, when compared with $35.5 million in the same thirteen week period for the prior year. For the twenty-six weeks ended August 1, 2009, gross profit increased $1.5 million, or 2.2%, to $71.4 million from $69.9 million in the prior year period. Gross profit as a percentage of net sales for the thirteen weeks ended August 1, 2009 and August 2, 2008 was 29.5% and 28.8%, respectively. Gross profit as a percentage of net sales for the twenty-six weeks ended August 1, 2009 and August 2, 2008 was 29.6% and 29.3%, respectively. The increase in gross profit as a percentage of net sales for the twenty-six week period ended August 1, 2009 was the result of lower discounts and increased sales of higher margin bargain books and general merchandise partially offset by higher costs associated with inventory shrinkage, occupancy and warehouse operations. Occupancy costs have increased due to the significant number of new stores opened since August 2, 2008. Costs associated with the warehouse operations have increased due to higher health insurance costs and taxes.

Operating, selling and administrative expenses were $29.9 million in the thirteen weeks ended August 1, 2009, compared to $30.3 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended August 1, 2009 decreased to 24.5% from 24.6% in the same period last year. The decrease in operating, selling and administrative expenses as a percentage of net sales for the thirteen-week period ended August 1, 2009 was due to cost control measures and reduced expenses for new stores that were partially offset by higher healthcare costs, a noncash impairment charge for underperforming stores and higher store salaries. Our cost cutting efforts were broad in scope and reached virtually every part of the business. New store expense was reduced because of the reduction in new stores opened in the thirteen weeks ended August 1, 2009 compared to the same period last year. There were 223 stores as of August 1, 2009 compared to 212 as of August 2, 2008 with only three stores opened in the twenty-six weeks ended August 1, 2009 compared to seven stores that were opened in the twenty-six weeks ended August 2, 2008. Noncash impairment charges increased $0.4 million ($0.2 million net of tax) for the thirteen week period ended August 1, 2009 compared to the same period last year. The impairment charges were recorded on leasehold improvements at various stores. For the twenty-six weeks ended August 1, 2009, operating, selling and administrative expenses were $58.1 million, compared to $59.2 million in the prior year period. Operating, selling and administrative expenses as a percentage of net sales for the twenty six weeks ended August 1, 2009 decreased to 24.1% from 24.8% from the same period last year. The decrease in operating, selling and administrative expenses as a percentage of net sales for the twenty-six week period ended August 1, 2009 was also due to cost control measures and reduced expenses for new stores that were partially offset by higher healthcare costs, a noncash impairment charge for underperforming stores and higher store salaries.

Depreciation and amortization was essentially flat in the thirteen week period ended August 1, 2009, compared to $3.6 million in the same period last year. The impact of the stores opened in prior periods was offset by assets that became fully depreciated. Depreciation and amortization expense as a percentage of net sales for the thirteen weeks ended August 1, 2009 was 2.9%, which is flat compared to the same period last year. In the twenty-six week period ended August 1, 2009, depreciation and amortization expense increased 1.7% to $7.2 million from $7.1 million in the same period last year. Depreciation and amortization expense as a percentage of net sales for the twenty-six weeks ended August 1, 2009 was 3.0%, which is flat compared to the same period last year.

The following table sets forth operating income data by segment for the periods presented:

Segment Information (dollars in thousands)

Operating Income	Thirteen Weeks Ended				Twenty-Six Weeks Ended

	August 1, 2009	August 2, 2008	$ Change	% Change	August 1, 2009	August 2, 2008	$ Change	% Change
Retail Trade	$2,612	$1,500	$1,112	74.1%	$6,177	$3,402	$2,775	81.6%
Electronic Commerce Trade	176	240	(64)	(26.7%)	380	566	(186)	(32.9%)
Intersegment Elimination of Certain Costs	(181)	(160)	(21)	(13.1%)	(424)	(371)	(53)	(14.3%)
Total Operating Income	$2,607	$1,580	$1,027	65.0%	$6,133	$3,597	$2,536	71.0%

The increase in operating income for the retail segment for the thirteen week period ended August 1, 2009 was due to cost cutting efforts, reduced new store expense and higher gross margin partially offset by higher costs associated with inventory shrinkage, healthcare expense and the noncash impairment charge as discussed above versus the same thirteen week period in the prior year. The increase in operating income for the retail trade segment for the twenty-six week period ended August 1, 2009 was primarily due to higher retail sales, higher gross margin and reduced new store expense offset by higher costs for inventory shrinkage, healthcare costs and the noncash impairment charge.

Net interest expense was $0.1 million, or 0.1% as a percentage of net sales, for the thirteen weeks ended August 1, 2009, compared to $0.5 million, or 0.4% of net sales, in the same period last year and was $0.3 million in the twenty-six weeks ended August 1, 2009 versus $1.0 million in the same period in the prior year. The decrease in net interest expense was due to a lesser amount of debt and lower interest rates.

The Company did not close any stores during the twenty-six weeks ended August 1, 2009 or the twenty-six weeks ended August 2, 2008 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility. We have an unsecured revolving credit facility that allows borrowings of up to $100 million, for which no principal repayments are due until the facility expires in July 2011. Availability under the credit facility is reduced by outstanding letters of credit issued thereunder. The credit facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. We were in compliance with all of the covenants, including the minimum fixed charge coverage ratio, as of August 1, 2009. As of August 1, 2009 and January 31, 2009 there were outstanding borrowings under this credit facility of $7.7 million and $15.8, respectively, and the face amount of letters of credit issued under the credit facility was $2.2 million on each such date. The maximum and average outstanding balances (including letters of credit issued thereunder) during the thirteen weeks ended August 1, 2009 were $20.6 million and $14.4 million, respectively, compared to $53.9 million and $43.1 million, respectively, for the same period in the prior year. The maximum and average outstanding balances (including letters of credit issued thereunder) during the twenty-six weeks ended August 1, 2009 were $29.6 million and $17.4 million, respectively, compared to $53.9 million and $41.8 million, respectively for the same period in the prior year. The decrease in the maximum and average outstanding balances from the prior year was due to improved profitability, a decrease in inventory and improved accounts payable leverage.

During fiscal 1995 and fiscal 1996, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”), which was secured by a mortgage interest in these facilities. As of August 1, 2009 and January 31, 2009, there was $6.7 million of borrowings outstanding under the Bond, which bears interest at variable rates (1.38% as of August 1, 2009). The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date under certain circumstances. In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the Bond. This extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

Financial Position

          Inventory balances were $204.7 million as of August 1, 2009, compared to $204.3 million as of January 31, 2009. The inventory increase was primarily due to seasonal fluctuations in inventory. Inventory levels are generally the lowest at the end of the fiscal year due to holiday sales and large post holiday returns to vendors. Trade accounts payable balances and related party accounts payable were $99.2 million in the aggregate as of August 1, 2009, compared to $96.7 million as of January 31, 2009. The increase in accounts payable was due to the increase in inventory and an increase in accounts payable leverage. Accrued expenses were $35.8 million as of August 1, 2009, compared to $35.6 million as of January 31, 2009. The increase in accrued expenses was due to increased deferrals of club card revenue, increased health care accruals, increased capital expenditure accruals and increased taxes partially offset by the redemption of gift cards, reduction of annual restricted stock and bonus accruals for employees who resigned or were terminated and the timing of other payments.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to the Company at August 1, 2009 (in thousands):

Payments Due Under Contractual Obligations
	Total	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014	Thereafter
Short-term borrowings	$7,680	$7,680	$ --	$ --	$ --	$ --	$ --
Long-term debt – industrial revenue bond	6,720	--	6,720	--	--	--	--
Subtotal of debt	14,400	7,680	6,720	--	--	--	--
Interest	722	292	200	230
Operating leases	198,669	40,267	34,797	27,916	22,716	18,661	54,312
Total of obligations	$213,791	$48,239	$41,717	$28,146	$22,716	$18,661	$54,312
(1)	Short term borrowings represent borrowings under the $100 million credit facility that the Company anticipates repaying within the next 12 months.
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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at August 1, 2009 or January 31, 2009, as such liabilities are considered de minimis.

Cash Flows

              Operating activities provided cash of $14.4 million in the twenty-six week period ended August 1, 2009 and used cash of $3.4 million in the twenty-six week period ended August 2, 2008, and included the following effects:

•

Cash used by inventories in the twenty-six week period ended August 1, 2009 and August 2, 2008 was $0.4 million and $8.7 million, respectively. The change versus the prior year was primarily due to lower purchases of inventory.

•	Cash provided by (used for) accounts payable in the twenty-six week period ended August 1, 2009 and August 2, 2008 was $3.6 million and $(5.6) million, respectively.

•	Cash used for accrued expenses was $0.6 million and $5.0 million in the twenty-six week periods ended August 1, 2009 and August 2, 2008, respectively.

•	Depreciation and amortization expenses were consistent at $7.2 million and $7.1 million in the twenty-six week periods ended August 1, 2009 and August 2, 2008, respectively.

               Cash used in investing activities reflected a $4.3 million and $10.8 million net use of cash for the twenty-six week periods ended August 1, 2009 and August 2, 2008, respectively. Cash was used primarily to fund capital expenditures for new stores, store relocations, renovation and improvements to existing stores, and investments in management information systems.

Financing activities used cash of $10.1 million in the twenty-six week period ended August 1, 2009 and provided cash of $14.8 million in the twenty-six week period ended August 2, 2008. Financing activities used cash in the twenty-six week period ended August 1, 2009 primarily for net repayments under our credit facility ($8.1 million), the purchase of treasury stock ($0.5 million) and dividend payments ($1.6 million).

Related Party Activities

           See Note 3, Related Party Transactions, to the Condensed Consolidated Financial Statements for information regarding related party activities.

Critical Accounting Policies

            A summary of our critical accounting policies is included in the Management's Discussion and Analysis section of our Form 10-K for the year ended January 31, 2009 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the twenty-six weeks ended August 1, 2009.

New Accounting Pronouncements

             See Note 8, Recent Accounting Pronouncements, to the Condensed Consolidated Financial Statements for information regarding new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

             We are subject to interest rate fluctuations involving our credit facility and debt related to the Bond. To illustrate the sensitivity of the results of operations to changes in interest rates on our debt, we estimate that a 1,052% increase or decrease in LIBOR rates would have changed interest expense by $0.6 million for the thirteen weeks ended August 1, 2009 due to average debt of $21.1 million. The average debt under our credit agreement (including letters of credit) and the Bond was $14.4 million and $6.7 million, respectively, for the thirteen weeks ended August 1, 2009. For the twenty-six week period ended August 1, 2009, our average debt under our credit agreement and the Bond was $24.0 million. Similar changes in interest rates during this twenty-six week period would have resulted in additional interest expense of $0.6 million. Fiscal year 2009 experienced the maximum LIBOR fluctuation at 1,052%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, Chief Financial Officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our Chairman, President and Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

•	Recent market volatility has generally increased our stock price; however, future market volatility may make it more difficult for us to raise additional capital in the future.

We do not know if the state of the economy or market conditions will improve in the near future or when improvement will occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

          On March 26, 2009, our board of directors approved a new stock repurchase program (the “2009 Repurchase Program”) to replace the 2008 Repurchase Program. Pursuant to the 2009 Repurchase Program, we are authorized to purchase up to $5 million of our common stock. The following table shows common stock repurchases under the 2009 Repurchase Program during the thirteen weeks ended August 1, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value Of Shares that May Yet Be Purchased Under the Program at End of Period
May 3, 2009 through May 30, 2009	--	--	--	$4,907,000
May 31, 2009 through July 4, 2009	67,000	$6.36	67,000	$4,480,000
July 5, 2009 through August 1, 2009	--	--	--	$4,480,000
Total	67,000	$6.36	67,000	$4,480,000

As of August 1, 2009, we may purchase up to $4.5 million of additional shares of our common stock under the 2009 Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 21, 2009, the following proposals were submitted to the stockholders with the following results:

Proposal 1. To elect the following two persons to a class of directors to serve a three-year term expiring in 2012:

Election of	Number of Votes Cast For	Number of Votes Withholding Authority to Vote	Number of Broker Non-Votes
Clyde B. Anderson	13,430,828	1,480,838	0
Ronald G. Bruno	14,537,079	347,587	0

In addition to the directors elected above, the following directors’ terms of office continued after the meeting:

•	J. Barry Mason (term expiring 2010)
•	William H. Rogers, Jr. (term expiring 2010)
•	Terry C. Anderson (term expiring 2011)
•	Albert C. Johnson (term expiring 2011)

Proposal 2. To ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the 2010 fiscal year:

Number of Votes Cast For	Number of Votes Cast Against	Number of Votes Abstaining	Number of Broker Non-Votes
14,624,373	88,029	199,264	0

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1 Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Capital Registration No. 33-52256))

Exhibit 3.2 By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Capital Registration No. 33-52256))

Exhibit 31.1 Certification of Clyde B. Anderson, Chairman, President and Chief Executive Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Exhibit 31.2 Certification of Douglas G. Markham, Executive Vice President and Chief Administrative Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Exhibit 31.3 Certification of Brian W. White, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Exhibit 32.1 Certification of Clyde B. Anderson, Chairman, President and Chief Executive Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 Certification of Douglas G. Markham, Executive Vice President and Chief Administrative Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350

Exhibit 32.3 Certification of Brian W. White, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BOOKS-A-MILLION, INC.

Date: September 8, 2009	by: /s/Clyde B. Anderson
Clyde B. Anderson
Chairman, President and Chief Executive Officer

Date: September 8, 2009	by: /s/Douglas G. Markham
Douglas G. Markham
Executive Vice President and Chief Administrative Officer

Date: September 8, 2009	by: /s/Brian W. White
Brian W. White
Chief Financial Officer