Form 10-Q
period 2009-10-31
BOOKS A MILLION INC
filed 2009-12-08
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 31, 2009

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

                                                                 (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of December 4, 2009 were 15,655,416 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except per share and share amounts)

(Unaudited)

	As of October 31, 2009	As of January 31, 2009
ASSETS Current Assets:
Cash and cash equivalents	$4,407	$5,529
Accounts receivable, net	5,104	5,431
Related party receivables	495	1,133
Inventories	231,531	204,305
Prepayments and other	4,562	3,239
Total Current Assets	246,099	219,637

Property and Equipment:
Gross property and equipment	239,353	234,167
Less accumulated depreciation and amortization	(184,407)	(176,129)
Net Property and Equipment	54,946	58,038

Deferred Income Taxes	2,217	463
Other Assets	1,073	1,154
Total Assets	$304,335	$279,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$117,628	$94,418
Related party accounts payable	1,516	2,321
Accrued expenses	36,414	35,554
Accrued income taxes	--	848
Deferred income taxes	10,075	8,591
Short-term borrowings (Note 10)	17,450	15,760
Total Current Liabilities	183,083	157,492

Long-Term Debt (Note 10)	6,720	6,720
Deferred Rent	8,464	8,554
Liability for Uncertain Tax Positions	2,192	2,032
Total Non-Current Liabilities	17,376	17,306

Commitments and Contingencies (Note 5)	--	--
Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	--	--
Common stock, $0.01 par value, 30,000,000 shares authorized, 21,268,550 and 21,236,218 shares issued and 15,725,304 and 15,780,498 shares outstanding at October 31, 2009 and January 31, 2009, respectively	213	212
Additional paid-in capital	91,780	91,432
Treasury stock at cost (5,543,246 and 5,455,720 shares at October 31, 2009 and January 31, 2009, respectively)	(46,783)	(46,258)
Retained earnings	58,666	59,108
Total Stockholders’ Equity	103,876	104,494
Total Liabilities and Stockholders’ Equity	$304,335	$279,292

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

Net Sales	$110,885	$111,520	$351,498	$350,691
Cost of products sold (including warehouse distribution and store occupancy costs)	82,079	81,876	251,293	251,148
Gross Profit	28,806	29,644	100,205	99,543
Operating, selling and administrative expenses	27,792	28,889	85,871	88,122
Depreciation and amortization	3,634	3,613	10,821	10,681
Operating Income (Loss)	(2,620)	(2,858)	3,513	740
Interest expense, net	156	627	476	1,621
Income (Loss) before income taxes	(2,776)	(3,485)	3,037	(881)
Income tax provision (benefit)	(1,135)	(1,298)	1,112	(246)
Net Income (Loss)	$(1,641)	$(2,187)	$1,925	$(635)

Net Income (Loss) Per Common Share:
Basic	$(0.10)	$(0.14)	$0.12	$(0.04)
Diluted	$(0.10)	$(0.14)	$0.12	$(0.04)
Weighted Average Common Shares Outstanding:
Basic	15,725	15,602	15,759	15,658
Diluted	15,725	15,602	15,768	15,658

Dividends Declared Per Share	$0.05	$0.05	$0.15	$0.23

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance January 31, 2009	21,236	$212	$91,432	5,456	($46,258)	$59,108	$104,494
Purchase of treasury stock				87	(525)		(525)
Net income						1,925	1,925
Dividends paid						(2,367)	(2,367)
Issuance of restricted stock	157	2	908				910
Forfeiture of restricted stock	(173)	(2)	(657)				(659)
Issuance of stock for employee stock purchase plan	48	1	112				113
Exercise of stock options	1	--					--
Tax benefit from stock- based compensation			(15)				(15)
Balance October 31, 2009	21,269	$213	$91,780	5,543	$(46,783)	$58,666	$103,876

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008
Cash Flows from Operating Activities:
Net income (loss)	$1,925	$(635)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,821	10,681
Increase in stock-based compensation	910	1,382
Forfeiture of stock-based compensation	(659)	--
Loss on impairment of assets	437	--
Loss on sale of property and equipment	192	264
Deferred income tax provision	(270)	824
Excess tax benefit of stock based compensation	15	(13)
Bad debt expense	165	12
(Increase) decrease in assets:
Accounts receivable	327	1,684
Related party receivables	638	1,918
Inventories	(27,226)	(42,379)
Prepayments and other	(1,323)	(2,213)
Noncurrent assets (excluding amortization)	(4)	(412)
Increase (decrease) in liabilities:
Accounts payable	23,210	33,277
Related party payables	(805)	4,180
Accrued income taxes	(863)	(982)
Accrued expenses	768	(3,203)
Total adjustments	6,333	5,020
Net cash provided by operating activities	8,258	4,385

Cash Flows from Investing Activities:
Capital expenditures	(8,370)	(16,946)
Proceeds from sale of property and equipment	94	--
Net cash used in investing activities	(8,276)	(16,946)

Cash Flows from Financing Activities:
Borrowings under credit facilities	150,620	173,255
Repayments under credit facilities	(148,930)	(156,032)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	113	132
Purchase of treasury stock	(525)	(1,732)
Payment of dividends	(2,367)	(4,234)
Excess tax benefit from stock based compensation	(15)	13
Net cash provided by/(used in) financing activities	(1,104)	11,402

Net Decrease in Cash and Cash Equivalents	(1,122)	(1,159)
Cash and Cash Equivalents at Beginning of Year	5,529	5,595
Cash and Cash Equivalents at End of Quarter	$4,407	$4,436

Supplemental Disclosures of Cash Flow Information:
Cash paid during the thirty-nine week period for:
Interest	$465	$1,660
Income taxes, net of refunds	$3,873	$3,392
Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$820	$(608)

See accompanying notes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Books-A-Million, Inc. and its subsidiaries (collectively, the “Company”) are principally engaged in the sale of books, magazines and related items through a chain of retail bookstores. The Company operates 223 bookstores in 22 states and the District of Columbia, which are predominantly located in the southeastern United States. The Company also operates a retail Internet website. The Company consists of Books-A-Million, Inc. and its three wholly owned subsidiaries, American Wholesale Book Company, Inc., Booksamillion.com, Inc. and BAM Card Services, LLC. All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 7.

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

The results for the thirty-nine weeks ended November 1, 2008 contain certain insignificant reclassifications necessary to conform to the presentation of the thirty-nine weeks ended October 31, 2009.

Stock-Based Compensation

The Company’s pre-tax compensation cost for stock-based employee compensation was $251,000 ($159,000 net of taxes) and $1,382,000 ($859,000 net of taxes) for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively. Stock-based employee compensation for the thirty-nine weeks ended October 31, 2009 included $910,000 of restricted stock grants and ($659,000) of forfeitures of unvested restricted stock grants for an employee who resigned during this time.

Stock Option Plan

A summary of the status of the Company's Amended and Restated Stock Option Plan (the “Stock Option Plan”) is as follows (shares in thousands):

	Thirty-Nine Weeks Ended October 31, 2009
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of period	43	$5.31
Options granted	--	N/A
Options exercised	--	N/A
Options forfeited	(3)	(5.66)
Options outstanding at end of period	40	$5.31
Options exercisable at end of period	40	$5.31

The total intrinsic value of stock options exercised during the thirty-nine weeks ended October 31, 2009 was $529.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information about stock options outstanding and exercisable under the Stock Option Plan as of October 31, 2009 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding at October 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at October 31, 2009	Weighted Average Exercise Price
$1.69 - $2.37	10	3.05	$2.30	10	$2.30
$2.68 - $5.85	7	2.25	$3.04	7	$3.04
$6.13 - $9.62	23	4.47	$7.27	23	$7.27
Totals	40	3.75	$5.31	40	$5.31

The aggregate intrinsic value of outstanding options and exercisable options under the Stock Option Plan at October 31, 2009 was $135,000.

2005 Incentive Award Plan

As of October 31, 2009, the number of shares of common stock currently reserved under the Books-A-Million, Inc. 2005 Incentive Award Plan (the "2005 Plan") for outstanding stock-based awards is 514,049 shares. An aggregate of 1,200,000 shares of common stock may be awarded under the 2005 Plan, as amended. From June 1, 2005 through October 31, 2009, awards under the 2005 Plan have consisted solely of awards of restricted stock.

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

Restricted Stock Table

A combined summary of the status of restricted stock grants to employees and directors under the 2005 Plan and the Incentive Plan is as follows (shares in thousands):

	Thirty-Nine Weeks Ended October 31, 2009

	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	531	$8.49
Shares granted	157	$3.32
Shares vested	(11)	$12.94
Shares forfeited	(173)	$8.64
Shares at end of period	504	$6.73

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

                 As of October 31, 2009, the Company had $1,438,000 of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Stock-based Compensation Expense
2010	$297,000
2011	823,000
2012	316,000
2013	2,000
Total	$1,438,000

The Company received $199 and $0, respectively, in cash from options exercised during the thirty-nine week period ended October 31, 2009 and November 1, 2008. There were no options exercised during the thirty-nine week period ended November 1, 2008.

The Company maintains an employee stock purchase plan (the “Amended and Restated Employee Stock Purchase Plan”) under which 400,000 shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. The Company received cash proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during the thirty-nine weeks ended October 31, 2009 and November 1, 2008 of $113,000 and $132,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Stockholders' Equity

On March 26, 2009, the Board of Directors authorized a new common stock repurchase program that replaced the 2008 Repurchase Program, under which the Company was previously authorized to purchase up to $5 million of our common stock. Pursuant to the 2009 Repurchase Program, the Company is authorized to purchase up to $5 million of our common stock. The 2009 Repurchase Program will expire on April 30, 2010. As of October 31, 2009, the Company has repurchased $0.5 million of shares of our common stock under the 2009 Repurchase Program.

Subsequent Events

On June 30, 2009, the Company adopted ASC 855-10, Subsequent Events. ASC 855-10-15 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855-10-50 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC 855-10 had no impact on the Company's unaudited consolidated financial statements as the Company already followed a similar approach prior to the adoption of this standard.

Management evaluated all activity of the Company through December 8, 2009 (the issuance date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements or disclosure in the related notes to the financial statements, except for those listed in Note 14.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution, using the treasury stock method, which could occur if stock options are exercised. Diluted net income per common share has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in each of the thirteen-week and thirty-nine week periods set forth below. The difference between basic and diluted net income per share is solely attributable to stock options. A reconciliation of the weighted average shares for basic and diluted net income per common share is as follows:

	For the Thirteen Weeks Ended
	(in thousands)
	October 31, 2009	November 1, 2008
Weighted average shares outstanding:
Basic	15,725	15,602
Dilutive effect of stock options and restricted stock outstanding	--	--
Diluted	15,725	15,602
	For the Thirty-Nine Weeks Ended
	(in thousands)
	October 31, 2009	November 1, 2008
Weighted average shares outstanding:
Basic	15,759	15,658
Dilutive effect of stock options and restricted stock outstanding	9	--
Diluted	15,768	15,658

The Company’s unvested restricted shares are entitled to receive nonforfeitable dividends, and thus, are participating securities requiring the two class method of computing net income per share. The weighted average shares outstanding and net income per share for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008 were computed using the two class method.

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

The Company purchases a substantial portion of our magazines, as well as certain of our seasonal music and newspapers, from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate through common ownership. During the thirty-nine weeks ended October 31, 2009 and November 1, 2008, purchases of these items from Anderson Media totaled $11,811,000 and $19,115,000, respectively. The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate through common ownership. During the thirty-nine weeks ended October 31, 2009 and November 1, 2008, such purchases from Anderson Press totaled $1,035,000 and $1,200,000, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate through common ownership. The total amount paid to Anco Far East was $2,114,000 and $1,279,000 during the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively. These amounts paid to Anco Far East included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $148,000 and $90,000 during the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively.

The Company sold books to Anderson Media in the amounts of $23,000 and $1,613,000 during the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson, a former member of the Company’s board of directors. The Company leases the building on a month-to-month basis. During each of the thirty-nine week periods ended October 31, 2009 and November 1, 2008, the Company paid rent of $116,000 to the trust under this lease. Anderson & Anderson LLC (“A&A”), an affiliate through common ownership, also leases three buildings to the Company on a month-to-month basis. During the thirty-nine weeks ended October 31, 2009 and November 1, 2008, the Company paid A&A a total of $356,000 and $346,000, respectively, in connection with such leases. Total minimum future rental payments under all four of these leases are $0 at October 31, 2009. The Company subleases certain property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. One of the Company's directors, Albert C. Johnson, and Terry Finley, Executive Vice President/Chief Merchandising Officer of Books-A-Million, Inc., are members of Hibbett’s board of directors. Additionally, the Company's Chairman, President and Chief Executive Officer, Clyde B. Anderson, served on Hibbett's board of directors until June 2, 2008. During each of the thirty-nine weeks ended October 31, 2009 and November 1, 2008, the Company received $143,000 in rent payments from Hibbett.

The Company, A&A, Anderson Promotional Events, Inc. and Anderson Press (the “Co-ownership Group”) co-own two airplanes that are used by the Company in its business. The Company owns a 26% interest in each of these airplanes. From January 31, 2009 to October 31, 2009, the Company was billed $467,000 by the Co-Ownership Group under a cost sharing arrangement for the Company’s use of the two airplanes. The expenses the Company pays for airplane use covers all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs.

4.	Comprehensive Income (Loss)

Comprehensive income (loss) is net income (loss) plus certain other items that are recorded directly to stockholders’ equity. There are no such items currently applicable to the Company. Comprehensive income (loss) equals net income (loss) for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at each of October 31, 2009 and January 31, 2009, as such liabilities are considered de minimis.

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

The Company currently utilizes the last-in, first-out (“LIFO”) method of accounting for inventories. The cumulative difference between replacement and current cost of inventory over stated LIFO value is $3.2 million as of October 31, 2009 and $2.9 million as of January 31, 2009. The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value of $234.8 million as of October 31, 2009 and $207.2 million as of January 31, 2009.

Physical inventory counts are taken throughout the course of the fiscal period and reconciled to the Company’s records. Accruals for inventory shortages are estimated based upon historical shortage results.

Inventory balances at October 31, 2009 and January 31, 2009 were as follows (in thousands):

	October 31, 2009	January 31, 2009
Inventories (at FIFO)	$234,759	$207,217
LIFO reserve	(3,228)	(2,912)
Net inventories	$231,531	$204,305

7.	Business Segments

The Company has two reportable operating segments: retail trade and electronic commerce trade. These reportable operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally.

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

Segment Information (in thousands)	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net Sales
Retail Trade	$109,353	$110,802	$347,518	$347,368
Electronic Commerce Trade	6,190	5,944	17,056	18,367
Intersegment Sales Elimination	(4,658)	(5,226)	(13,076)	(15,044)
Net Sales	$110,885	$111,520	$351,498	$350,691
Operating Income (Loss)
Retail Trade	$(2,560)	$(3,102)	$3,617	$301
Electronic Commerce Trade	97	470	477	1,036
Intersegment Elimination of Certain Costs	(157)	(226)	(581)	(597)
Total Operating Income (Loss)	$(2,620)	$(2,858)	$3,513	$740
			As of October 31, 2009	As of January 31, 2009
Assets
Retail Trade			$300,740	$277,896
Electronic Commerce Trade			2,177	1,396
Intersegment Asset Elimination			--	--
Total Assets			$302,917	$279,292

For the thirteen and thirty-nine week periods ended October 31, 2009 and November 1, 2008, respectively, sales as a percentage of net sales by merchandise category are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	10/31/09	11/1/08	10/31/09	11/1/08
Books and Magazines	81.8%	83.4%	82.1%	83.8%
General Merchandise	7.1%	6.7%	7.4%	6.8%
Café	4.4%	4.4%	4.3%	4.3%
Other	6.7%	5.5%	6.2%	5.1%
Total	100%	100%	100%	100%

General merchandise consists of gifts, cards, collectibles and similar types of products. Café consists of coffee, tea and other edible products, as well as gift items related to our Joe Muggs cafés. Other products include music, DVD, E-Book and other products.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Recent Accounting Pronouncements

Recently Adopted Accounting Principles

In December 2007, the FASB issued ASC 805, Business Combinations. The objective of this statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. ASC 805 was adopted by the Company effective February 1, 2009 and its adoption did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued ASC 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  ASC 810-10-65-1 was adopted by the Company effective February 1, 2009 and its adoption did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued ASC 815, Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of ASC 815 did not have a material effect on the Company's consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01 titled“Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.”   ASC 105,“Generally Accepted Accounting Principles” which has become the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities, effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB now issues Accounting Standards Updates that are not considered authoritative in their own right, but will serve to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  The Company adopted this standard in the third quarter of fiscal year 2010 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB ratified ASC 840-10-65-1, Accounting for Lessees for Maintenance Deposits. ASC 840-10-65-1 requires that all nonrefundable maintenance deposits be accounted for as a deposit with the deposit expensed or capitalized in accordance with the lessee's maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. ASC 840-10-65-1 was effective for the Company as of February 1, 2009. The adoption of ASC 840-10-65-1 did not have a material effect on the Company's consolidated financial statements.

In June 2008, the FASB issued ASC 260, Earnings Per Share.  ASC 260 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share using the two-class method.  ASC 260 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and was adopted by the Company in the first quarter of fiscal 2010. The Company has granted awards of restricted stock that contain non-forfeitable rights to dividends which are considered participating securities under ASC 260.  Because these awards are participating securities under ASC 260, the Company has included these instruments in the calculation of earnings per share using the two-class method.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2008, the FASB issued ASC 260, Earnings Per Share.  ASC 260 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share using the two-class method.  ASC 260 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and was adopted by the Company in the first quarter of fiscal 2010. The Company has granted awards of restricted stock that contain non-forfeitable rights to dividends which are considered participating securities under ASC 260.  Because these awards are participating securities under ASC 260, the Company has included these instruments in the calculation of earnings per share using the two-class method.

In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820-10-65-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of this ASC did not have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued ASC 825, Financial Instruments. ASC 825 requires an entity to provide interim disclosures about the fair value of all financial instruments, and to include disclosures related to the methods and significant assumptions used in estimating those instruments.  ASC 825 is effective for interim and annual periods ending after June 15, 2009.  The adoption of ASC 825 did not have a material impact on the Company’s consolidated financial statements or related disclosures.

In May 2009, the FASB issued a new standard, as codified in FASB ASC Topic 855“Subsequent Events.”  FASB ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, it provides guidance regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted this standard in the second quarter of fiscal year 2010 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU 2009-5, “Measuring Liabilities at Fair Value” which amends ASC Topic 820, “Fair Value Measurements.” ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC Topic 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The amendments in this ASU are effective for all reporting periods beginning after issuance. The adoption of ASU 2009-5 did not have a material effect on the Company’s consolidated financial statements

Recently Issued Accounting Principles Not Yet Adopted

In June 2009, the FASB issued ASC 860, Transfers and Servicing. ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not believe the adoptions of ASC 860 will have a material impact of its consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2009, the FASB issued certain amendments as codified in ASC 810-10, “Consolidation — Variable Interest Entities.”   These amendments change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASC 810 will be effective for interim and annual reporting periods beginning after November 15, 2009. The Company does not believe the adoption of ASC 810 will have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued ASU 2009-12,“Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 amends ASC 820-10,“Fair Value Measurements-Overall.”   The amendments in ASU 2009-12 provide a practical expedient to measure investments that are required to be measured at fair value on a recurring or non-recurring basis but do not have a readily determinable fair value. The investments can be valued on the basis of the net asset value per share of the investment.  There are additional disclosure requirements by major category of investments and the nature of restrictions on the investor’s ability to redeem its investments. The amendments in this ASU are effective for annual periods ending after December 15, 2009. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13, which amends ASC 605-25,“Revenue Recognition; Multiple-Element Arrangements.”   These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

In December 2008, the FASB issued certain amendments as codified in ASC 715-20,“Compensation — Retirement Benefits, Defined Benefit Plans.” These amendments require additional disclosures regarding how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets  The disclosures about plan assets are required to be provided for fiscal years ending after December 15, 2009, with no restatement required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions is permitted. The Company is currently in the process of determining the additional disclosures required upon the adoption of these amendments.

9.	Discontinued Operations

The Company closed one store during the thirteen and thirty-nine weeks ended October 31, 2009 where the Company does not expect to retain the closed stores' customers at another store in the same market. The store's sales and operating results for the thirteen and thirty-nine weeks ended October 31, 2009 were not reported as discontinued operations because the impact on the financial statements was immaterial. The Company did not close any stores during the thirteen and thirty-nine weeks ended November 1, 2008 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Debt and Lines of Credit

The Company’s current credit facility allows for unsecured borrowings of up to $100 million for which no principal payments are due until the facility expires in July 2011. Availability under the facility is reduced by outstanding letters of credit issued thereunder. Interest on borrowings under the credit facility is determined based upon applicable LIBOR rates and the Company’s rate spread, which varies depending on the maintenance of certain covenants. The credit facility contains financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of October 31, 2009. As of October 31, 2009 and January 31, 2009, there were outstanding borrowings under this credit facility of $17.5 million and $15.8 million, respectively, and the face amount of letters of credit issued under the credit facility were $2.2 million and $2.1 million, respectively. The maximum and average outstanding borrowings under the credit facility (excluding letters of credit issued thereunder) during the thirty-nine weeks ended October 31, 2009 were $26.2 million and $16.4 million, respectively.

During fiscal 1995 and fiscal 1996, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”), which was secured by a mortgage interest in these facilities. As of October 31, 2009 and January 31, 2009, there was $6.7 million of borrowings outstanding under the Bond, which bears interest at variable rates (1.25% as of October 31, 2009). The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date under certain circumstances. In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation until July 1, 2011 and did not require a mortgage interest to secure the Bond. This extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

Net interest expense for the thirteen weeks ended October 31, 2009 and November 1, 2008 was $156,000 and $627,000, respectively. Net interest expense for the thirty-nine weeks ended October 31, 2009 and November 1, 2008 was $476,000 and $1,621,000, respectively.

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

As of October 31, 2009, the gross amount of unrecognized tax benefits was $1,247,000, all of which would affect the effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $945,000 in interest and penalties related to unrecognized tax benefits accrued as of October 31, 2009. The Company’s total liability for unrecognized tax benefits, including interest and penalties, as of October 31, 2009 was $2,192,000.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of new audits by federal, state or local jurisdictions, settlement of ongoing audits or the expiration of the statute of limitations related to certain tax periods currently still open with the taxing jurisdictions. The amount of unrecognized tax benefits, including interest and penalties, that would no longer need to be accrued due to the passage of various statutes of limitations in the next 12 months is $357,000. The balance of the unrecognized tax benefits is primarily related to uncertain tax positions for which there are no current ongoing federal or state audits and therefore, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company’s effective tax rate for the thirty-nine weeks ended October 31, 2009 was 36.6%, versus an effective tax rate of 40.4% for the thirty-nine weeks ended November 1, 2008.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Fair Value Measurements

The Company accounts for fair value in accordance with guidance codified as FASB ASC 820, Fair Value Measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of October 31, 2009 the Company had no assets or liabilities which are required to be disclosed under the provisions of ASC 820. Therefore, there was no cumulative effect of adoption related to ASC 820, and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At October 31, 2009, there was $17,450,000 outstanding under our revolving line of credit agreement and $6,720,000 outstanding under the Bond.  The borrowings under our revolving line of credit agreement and the Bond bear interest at the variable rates described in Note 10 and therefore approximate fair value at October 31, 2009.

13.	Revenue Recognition

The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Breakage income for the thirteen weeks ended October 31, 2009 and November 1, 2008 was $670,000 and $124,000, respectively. Breakage income for the thirty-nine weeks ended October 31, 2009 and November 1, 2008 was $1,159,000 and $523,000, respectively.

14.	Subsequent Events

On November 19, 2009, the Company announced that its Board of Directors had approved a quarterly cash dividend of $0.05 per share for stockholders of record at the close of business on December 3, 2009, payable on December 17, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in our specific market areas; inflation or deflation; economic conditions in general and in our specific market areas, including the length of time that the U.S. economy remains in the current recession; the number of store openings and closings; the profitability of certain product lines; capital expenditures; future liquidity; liability and other claims asserted against us; uncertainties related to the Internet and our Internet operations; and other factors referenced herein and in Part I, Item 1A, RISK FACTORS, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

We were founded in 1917 and currently operate 223 retail bookstores, including 201 superstores, concentrated in the southeastern United States.

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

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	26.0%	26.6%	28.5%	28.4%
Operating, selling and administrative expenses	25.1%	25.9%	24.4%	25.1%
Depreciation and amortization	3.3%	3.2%	3.1%	3.0%
Operating income (loss)	(2.4)%	(2.6)%	1.0%	0.2%
Interest expense, net	0.1%	0.6%	0.1%	0.5%
Income (Loss) from continuing operations before income taxes	(2.5)%	(3.1)%	0.9%	(0.3)%
Income tax provision	(1.0)%	(1.2)%	0.3%	(0.1)%
Net income (loss)	(1.5)%	(2.0)%	0.5%	(0.2)%

              The following table sets forth net sales data by segment for the periods presented:

Segment Information (dollars in thousands)

Net Sales	Thirteen Weeks Ended				Thirty-Nine Weeks Ended

	October 31, 2009	November 1, 2008	$ Change	% Change	October 31, 2009	November 1, 2008	$ Change	% Change
Retail Trade	$109,353	$110,802	$(1,449)	(1.3%)	$347,518	$347,368	$150	0.0%
Electronic Commerce Trade	6,190	5,944	246	4.1%	17,056	18,367	(1,311)	(7.1%)
Intersegment Sales Elimination	(4,658)	(5,226)	568	10.9%	(13,076)	(15,044)	1,968	13.1%
Net Sales	$110,885	$111,520	$(635)	(0.6%)	$351,498	$350,691	$807	0.2%

The decrease in net sales for the retail trade segment for the thirteen weeks ended October 31, 2009 compared to the thirteen weeks ended November 1, 2008 was due to a decrease in wholesale book sales and a comparable store sales decline partially offset by an increase in sales from stores open less than one year and a increase in gift card breakage. Comparable store sales for the thirteen weeks ended October 31, 2009 decreased $1.9 million, or 1.9%, to $97.7 million when compared with the same thirteen week period for the prior year. The decrease in comparable store sales for the thirteen week period ended October 31, 2009 was due to difficult macroeconomic conditions which had a negative impact on consumer spending. Sales at stores open for less than one year increased $3.1 million due to the impact of new stores. The decline in wholesale book sales is the result of reduced inventory levels caused by a reduction in purchases during the year. The increase in gift card breakage is the result of changes in state law for several states that no longer require gift cards to be paid to the state once they reach a certain age. During the thirteen weeks ended October 31, 2009, we closed two superstores and relocated two others. No stores were opened during the period. The 4.1% increase in net sales for the electronic commerce segment was due to improved sales to other businesses through improved customer focus. For the thirty-nine weeks ended October 31, 2009 compared to the thirty-nine weeks ended November 1, 2008, the increase in net sales for the retail trade segment was due to an increase in sales for stores open less than one year, partially offset by a reduction in comparable store sales and wholesale book sales. The $14.8 million increase in sales from stores open less than one year is due to the increased number of stores from 208 at February 2, 2008 to 221 stores at October 31, 2009. Comparable store sales have dropped $8.6 million, or 2.7%, to $310.0 million from the same thirty-nine week period in the prior year. The decrease in comparable store sales for the thirty-nine week period ended October 31, 2009 was due to difficult macroeconomic conditions which had a negative impact on consumer spending. The decline in wholesale book sales is the result of reduced inventory levels. During the thirty-nine weeks ended October 31, 2009, we opened three superstores, closed two superstores and relocated four others. The 7.1% decrease in net sales for the electronic commerce segment for the thirty-nine week period ended October 31, 2009 was due to difficult macro-economic conditions.

Gross profit decreased $0.8 million, or 2.8%, to $28.8 million in the thirteen weeks ended October 31, 2009, when compared with $29.6 million in the same thirteen week period for the prior year. For the thirty-nine weeks ended October 31, 2009, gross profit increased $0.7 million, or 0.7%, to $100.2 million, from $99.5 million in the prior year period. Gross profit as a percentage of net sales for the thirteen weeks ended October 31, 2009 and November 1, 2008 was 26.0% and 26.6%, respectively. Gross profit as a percentage of net sales for the thirty-nine weeks ended October 31, 2009 and November 1, 2008 was 28.5% and 28.3%, respectively. The decrease in gross profit as a percentage of net sales for the thirteen week period ended October 31, 2009 was the result of higher inventory shrinkage in our stores, partially offset by lower discounts and increased sales of higher margin items such as bargain books and general merchandise. The increase in gross profit as a percentage of net sales for the thirty-nine week period ended October 31, 2009 was the result of lower discounts and increased sales of higher margin bargain books and general merchandise, partially offset by higher costs associated with inventory shrinkage and occupancy. Occupancy costs have increased due to the significant number of new stores opened since August 3, 2008.

Operating, selling and administrative expenses were $27.8 million in the thirteen weeks ended October 31, 2009, compared to $28.9 million in the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended October 31, 2009 decreased to 25.1% from 25.9% in the same period last year. The decrease in operating, selling and administrative expenses as a percentage of net sales for the thirteen-week period ended October 31, 2009 was due to cost control measures and reduced expenses for new stores that were partially offset by higher healthcare costs and higher store salaries. Our cost cutting efforts were broad in scope and reached virtually every part of the business. New store expense was reduced because of the reduction in new stores opened in the thirteen weeks ended October 31, 2009 compared to the same period last year. There were 221 stores as of October 31, 2009, compared to 217 as of November 1, 2008. Three stores opened in the thirty-nine weeks ended October 31, 2009, compared to thirteen stores that were opened in the thirty-nine weeks ended November 1, 2008. For the thirty-nine weeks ended October 31, 2009, operating, selling and administrative expenses were $85.9 million, compared to $88.1 million in the prior year period. Operating, selling and administrative expenses as a percentage of net sales for the thirty-nine weeks ended October 31, 2009 decreased to 24.4% from 25.1% from the same period last year. The decrease in operating, selling and administrative expenses as a percentage of net sales for the thirty-nine week period ended October 31, 2009 was also due to cost control measures and reduced expenses for new stores that were partially offset by higher healthcare costs, a noncash impairment charge for underperforming stores and higher store salaries. Noncash impairment charges increased $0.4 million ($0.3 million net of tax) for the thirty-nine week period ended October 31, 2009 compared to the same period last year. The impairment charges were recorded on leasehold improvements at various closed stores.

Depreciation and amortization was essentially flat in the thirteen week period ended October 31, 2009, compared to $3.6 million in the same period last year. The impact of the stores opened in prior periods was offset by assets that became fully depreciated. Depreciation and amortization expense as a percentage of net sales for the thirteen weeks ended October 31, 2009 was 3.3%, compared to 3.2% in the same period last year. In the thirty-nine week period ended October 31, 2009, depreciation and amortization expense increased 1.3% to $10.8 million from $10.7 million in the same period last year. Depreciation and amortization expense as a percentage of net sales for the thirty-nine weeks ended October 31, 2009 was 3.1%, which is flat compared to the same period last year.

The following table sets forth operating income data by segment for the periods presented:

Segment Information (dollars in thousands)

Operating Income (Loss)	Thirteen Weeks Ended				Thirty-Nine Weeks Ended

	October 31, 2009	November 1, 2008	$ Change	% Change	October 31, 2009	November 1, 2008	$ Change	% Change
Retail Trade	$(2,560)	$(3,102)	$542	17.5%	$3,617	$301	$3,316	1101.7.0%
Electronic Commerce Trade	97	470	(373)	(79.4)%	477	1,036	(559)	(54.0%)
Intersegment Elimination of Certain Costs	(157)	(226)	69	30.5%	(581)	(597)	16	2.7%
Total Operating Income (Loss)	$(2,620)	$(2,858)	$238	8.3%	$3,513	$740	$2,773	374.7%

The decrease in operating loss for the retail segment for the thirteen week period ended October 31, 2009 was due to cost cutting efforts, reduced new store expense and higher gross margin, partially offset by higher costs associated with inventory shrinkage and healthcare expense versus the same thirteen week period in the prior year. The increase in operating income for the retail trade segment for the thirty-nine week period ended October 31, 2009 was primarily due to higher retail sales, higher gross margin and reduced new store expense, offset by higher costs for inventory shrinkage, healthcare costs and the noncash impairment charge.

Net interest expense was $0.2 million, or 0.1% of net sales, for the thirteen weeks ended October 31, 2009, compared to $0.6 million, or 0.6% of net sales, in the same period last year, and was $0.5 million in the thirty-nine weeks ended October 31, 2009 versus $1.6 million in the same period in the prior year. The decrease in net interest expense was due to a lesser amount of average debt and lower interest rates.

The Company closed one store during the thirteen weeks ended October 31, 2009 where the Company does not expect to retain the closed stores' customers at another store in the same market. The store's sales and operating results for the thirteen weeks ended October 31, 2009 were not reported as discontinued operations because the impact on the financial statements was immaterial. The Company did not close any stores during the thirteen weeks ended November 1, 2008 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility. We have an unsecured revolving credit facility that allows borrowings of up to $100 million, for which no principal repayments are due until the facility expires in July 2011. Availability under the credit facility is reduced by outstanding letters of credit issued thereunder. The credit facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. We were in compliance with all of the covenants, including the minimum fixed charge coverage ratio, as of October 31, 2009. As of October 31, 2009 and January 31, 2009 there were outstanding borrowings under this credit facility of $17.5 million and $15.8, respectively, and the face amount of letters of credit issued under the credit facility were $2.2 million and $2.1 million, respectively. The maximum and average outstanding balances (including letters of credit issued thereunder) during the thirteen weeks ended October 31, 2009 were $28.3 million and $18.5 million, respectively, compared to $53.9 million and $47.7 million, respectively, for the same period in the prior year. The maximum and average outstanding balances (including letters of credit issued thereunder) during the thirty-nine weeks ended October 31, 2009 were $29.6 million and $17.8 million, respectively, compared to $56.1 million and $44.5 million, respectively, for the same period in the prior year. The decrease in the maximum and average outstanding balances from the prior year was due to improved profitability and a decrease in inventory from November 1, 2008.

During fiscal 1995 and fiscal 1996, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”), which was secured by a mortgage interest in these facilities. As of October 31, 2009 and January 31, 2009, there was $6.7 million of borrowings outstanding under the Bond, which bears interest at variable rates (1.25% as of October 31, 2009). The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date under certain circumstances. In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the Bond. This extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

Financial Position

Inventory balances were $231.5 million as of October 31, 2009, compared to $204.3 million as of January 31, 2009. The inventory increase was primarily due to seasonal fluctuations in inventory. Inventory levels are generally the lowest at the end of the fiscal year due to holiday sales and large post holiday returns to vendors. Trade accounts payable balances and related party accounts payable were $119.1 million in the aggregate as of October 31, 2009, compared to $96.7 million as of January 31, 2009. The increase in accounts payable was due to the increase in inventory. Accrued expenses were $36.4 million as of October 31, 2009, compared to $35.6 million as of January 31, 2009. The increase in accrued expenses was due to increased deferrals of club card revenue, increased capital expenditure accruals and increased taxes, partially offset by the redemption of gift cards, reduction in unclaimed property liability and reduction of annual restricted stock and bonus accruals for employees who resigned or were terminated.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to the Company at October 31, 2009 (in thousands):

Payments Due Under Contractual Obligations
	Total	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014	Thereafter
Short-term borrowings	$17,450	$17,450	$ --	$ --	$ --	$ --	$ --
Long-term debt – industrial revenue bond	6,720	--	6,720	--	--	--	--
Subtotal of debt	24,170	17,450	6,720	--	--	--	--
Interest	882	452	200	230
Operating leases	199,843	39,977	34,532	27,651	22,611	18,909	56,163
Total of obligations	$224,895	$57,879	$41,452	$27,881	$22,611	$18,909	$56,163
(1)	Short-term borrowings represent borrowings under the $100 million credit facility that the Company anticipates repaying within the next 12 months.
(2)

This table excludes any amounts related to the payment of the $2.2 million of income tax uncertainties, as the Company cannot make a reasonably reliable estimate of the periods of cash settlements with the respective taxing authorities.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at October 31, 2009 or January 31, 2009, as such liabilities are considered de minimis.

Cash Flows

Operating activities provided cash of $8.3 million and $4.4 million, respectively, in the thirty-nine week period ended October 31, 2009 and November 1, 2008, and included the following effects:

•

Cash used by inventories in the thirty-nine week periods ended October 31, 2009 and November 1, 2008 was $27.2 million and $42.4 million, respectively. The change versus the prior year was primarily due to lower purchases of inventory.

•

Cash provided by accounts payable in the thirty-nine week periods ended October 31, 2009 and November 1, 2008 was $23.2 million and $33.3 million, respectively. The decrease from the prior year is the result of the change in inventory.

•

Cash provided by (used for) related party payables in the thirty-nine week periods ended October 31, 2009 and November 1, 2008 was ($0.8 million) and $4.2 million, respectively. The change year over year is due to a change in payment terms and the impact of lower purchases.

•

Cash provided by (used for) accrued expenses was $0.8 million and ($3.2 million) in the thirty-nine week periods ended October 31, 2009 and November 1, 2008, respectively. The change year over year is due to lower bonus and other accruals.

•	Depreciation and amortization expenses were consistent at $10.8 million and $10.7 million in the thirty-nine week periods ended October 31, 2009 and November 1, 2008, respectively.

                Cash used in investing activities reflected a $8.3 million and $16.9 million net use of cash for the thirty-nine week periods ended October 31, 2009 and November 1, 2008, respectively. Cash was used primarily to fund capital expenditures for new stores, store relocations, renovation and improvements to existing stores, and investments in management information systems.

Financing activities used cash of $1.1 million in the thirty-nine week period ended October 31, 2009 and provided cash of $11.4 million in the thirty-nine week period ended November 1, 2008. Financing activities used cash in the thirty-nine week period ended October 31, 2009 primarily for the purchase of treasury stock and dividend payments.

Related Party Activities

See Note 3, Related Party Transactions, to the Condensed Consolidated Financial Statements for information regarding related party activities.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management's Discussion and Analysis section of our Form 10-K for the year ended January 31, 2009 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the thirty-nine weeks ended October 31, 2009.

New Accounting Pronouncements

See Note 8, Recent Accounting Pronouncements, to the Condensed Consolidated Financial Statements for information regarding new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are subject to interest rate fluctuations involving our credit facility and debt related to the Bond. To illustrate the sensitivity of our results of operations to changes in interest rates on our debt, we estimate that a 1,052% increase or decrease in LIBOR rates would have changed interest expense by $0.1 million for the thirteen weeks ended October 31, 2009 due to average debt of $23.1 million. The average debt under our credit facility (including letters of credit) and the Bond was $18.5 million and $6.7 million, respectively, for the thirteen weeks ended October 31, 2009. For the thirty-nine week period ended October 31, 2009, our average debt under our credit facility (including letters of credit) and the Bond was $17.7 million and $6.7 million respectively. Similar changes in interest rates during this thirty-nine week period would have resulted in additional interest expense of $0.4 million. Fiscal year 2009 experienced the maximum LIBOR fluctuation at 1,052%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President, and Chief Executive Officer, our Executive Vice President and Chief Administrative Officer, our Chief Financial Officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our Chairman, President and Chief Executive Officer, our Executive Vice President and Chief Administrative Officer, and our Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the Chairman, President and Chief Executive Officer, the Executive Vice President and Chief Administrative Officer, and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2009, as updated by the Risk Factor described under Part II, Item 1A "Risk Factors" in our Form 10-Q for the quarter ended August 1, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

On March 26, 2009, our board of directors approved a new stock repurchase program (the “2009 Repurchase Program”) to replace the 2008 Repurchase Program. Pursuant to the 2009 Repurchase Program, we are authorized to purchase up to $5 million of our common stock. The following table shows common stock repurchases under the 2009 Repurchase Program during the thirteen weeks ended October 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value Of Shares that May Yet Be Purchased Under the Program at End of Period
August 2, 2009 through August 29, 2009	--	--	--	$4,480,000
August 30, 2009 through October 3, 2009	--	--	--	$4,480,000
October 4, 2009 through October 31, 2009	--	--	--	$4,480,000
Total	--	--	--	$4,480,000

As of October 31, 2009, we may purchase up to $4.5 million of additional shares of our common stock under the 2009 Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1 Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Capital Registration No. 33-52256))

Exhibit 3.2 Amended and Restated By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3 (ii) to the Company's Form 8-K dated August 20, 2009)

Exhibit 31.1 Certification of Clyde B. Anderson, Chairman, President and Chief Executive Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Exhibit 31.2 Certification of Douglas G. Markham, Executive Vice President and Chief Administrative Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Exhibit 31.3 Certification of Brian W. White, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Exhibit 32.1 Certification of Clyde B. Anderson, Chairman, President and Chief Executive Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 Certification of Douglas G. Markham, Executive Vice President and Chief Administrative Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350

Exhibit 32.3 Certification of Brian W. White, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BOOKS-A-MILLION, INC.

Date: December 8, 2009	by: /s/ Clyde B. Anderson
Clyde B. Anderson
Chairman, President and Chief Executive Officer

Date: December 8, 2009	by: /s/ Douglas G. Markham
Douglas G. Markham
Executive Vice President and Chief Administrative Officer

Date: December 8, 2009	by: /s/ Brian W. White
Brian W. White
Chief Financial Officer