Form 10-K
period 2010-01-30
BOOKS A MILLION INC
filed 2010-04-15
CIK 891919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________to __________

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
Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of July 31, 2009 (based on the closing sale price as reported on the NASDAQ Stock Market on such date), was $64,292,832.

The number of shares outstanding of the Registrant's Common Stock as of March 26, 2010 was 15,865,567.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2010 are incorporated by reference into Part III of this report.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
10-K INDEX

Signatures	53

   Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties.  A number of factors could cause the actual results, performance or, achievements of Books-A-Million, Inc. (the “Company,”) or the results of its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company’s specific market areas; inflation or deflation; economic conditions in general and in the Company’s specific market areas, including the length of time that the United States economy remains in the current economic downturn; the number of store openings and closings; the profitability of certain product lines, capital expenditures and future liquidity; liability and other claims asserted against the Company; uncertainties related to the Internet and the Company’s Internet operations; the factors described in ITEM 1A. RISK FACTORS herein; and other factors referenced herein.  In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors.  Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.  Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

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

We were founded in 1917, originally incorporated under the laws of the State of Alabama in 1964 and reincorporated in Delaware in September 1992.  Our principal executive offices are located at 402 Industrial Lane, Birmingham, Alabama 35211, and our telephone number is (205) 942-3737.  Unless the context otherwise requires, references to “we,” “our,” "us" or  “the Company” include our wholly owned subsidiaries, American Wholesale Book Company, Inc. ("American Wholesale"), Booksamillion.com, Inc. and BAM Card Services, LLC.

Our periodic and current reports filed with the Securities and Exchange Commission ("SEC") are made available on our website at www.booksamillioninc.com as soon as reasonably practicable.  Our code of conduct and key committee charters are also available on our website.  These reports are available free of charge to stockholders upon written request.  Such requests should be directed to Brian W. White, our Chief Financial Officer.  You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Room 1850, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at http: //www.sec.gov.

Business Segments

We have two reportable segments:  retail trade and electronic commerce trade.  In the retail trade segment we are engaged in the retail sale of primarily book merchandise at our retail stores.  The retail trade segment includes our distribution center operations which predominantly supplies merchandise to our retail stores.  In the electronic commerce trade segment we are engaged in the retail sale of book merchandise over the Internet.  This segment is managed separately due to divergent technology and marketing requirements.  For additional information on our reportable business segments, see Note 9, "Business Segments," in the notes to consolidated financial statements.

In both our retail trade and electronic commerce trade segments we sell books, and other merchandise, which consists of gifts, cards, collectibles, magazines, café sales, music, DVDs and other products.  Sales as a percentage of net sales by merchandise category are as follows:

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Books and magazines	80.9%	82.4%	83.8%
General merchandise	8.7%	8.1%	7.7%
Café	4.2%	4.2%	4.4%
Other	6.2%	5.3%	4.1%
Total	100.0%	100.0%	100.0%

General merchandise consists of gifts, cards, collectibles and similar types of products.  Café consists of coffee, tea and other edible products, as well as gift items related to our Joe Muggs cafés.  Other products include music, DVD, E-Book and other products.

Retail Stores

We opened our first Books-A-Million superstore in 1987.  We developed superstores to capitalize on the growing consumer demand for the convenience, selection and value associated with the superstore retailing format.  Each superstore is designed to be a receptive and open environment conducive to browsing and reading and includes ample space for promotional events open to the public, including book autograph sessions and children's storytelling.  We operated 201 superstores as of January 30, 2010.

Our superstores emphasize selection, value and customer service.  Each of our superstores offers an extensive selection of books, magazines, general merchandise, including, gifts, cards, collectibles and similar products, including music and DVDs. Each superstore has a service center staffed with associates who are knowledgeable about the store's merchandise and who are trained to answer customers' questions, assist customers in locating books within the store and placing special orders.  The majority of our superstores also include a Joe Muggs café, serving Joe Muggs coffee and assorted pastries and other edible items.  Our superstores are conveniently located on major, high-traffic roads and in enclosed malls or strip shopping centers with adequate parking, and generally operate for extended hours up to 11:00 pm local time.

Our traditional stores are tailored to the size, demographics and competitive conditions of the particular market area. Traditional stores are located primarily in enclosed malls and generally feature a wide selection of books, magazines and gift items.  We had 22 traditional stores as of January 30, 2010.

Merchandising

We employ several value-oriented merchandising strategies.  Books on our best-seller list, which is developed by us based on the sales and customer demand in our stores, are generally sold in the Company's superstores at or below publishers' suggested retail prices. In addition, customers can join the Millionaire's Club and save 10% on all purchases in any of our stores, including already discounted best-sellers.  Our point-of-sale computer system provides data designed to enable us to anticipate consumer demand and customize store inventory selection to reflect local customer interest.

Marketing

We promote our bookstores principally through the use of traditional direct mail, email and online advertising, as well as point-of-sale materials posted and distributed in the stores.  In certain markets, radio and newspaper advertising is also used on a selective basis.  We also arrange for special appearances and book autograph sessions with recognized authors to attract customers and to build and reinforce customer awareness of our stores.  A substantial portion of our advertising expenses are reimbursed from publishers through their cooperative advertising programs.

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

We purchase merchandise from over 1,500 vendors.  We purchase the majority of our collectors' supplies from Anderson Press, Inc. and substantially all of our magazines from Anderson Media, each of which is a related party, see Note 7, "Related Party Transactions," in the notes to consolidated financial statements.  No one vendor accounted for over 10.0% of our overall merchandise purchases in the fiscal year ended January 30, 2010.  In general, more than 80% of our inventory may be returned to the publishers for credit, which substantially reduces our risk of inventory obsolescence.

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

Seasonality

Similar to many retailers, our business is seasonal, with the highest retail sales, gross profit and net income historically occurring in our fourth fiscal quarter.  This seasonal pattern reflects the increased demand for books and gifts during the year-end holiday selling season.  Working capital requirements are generally at their highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of our business.  As a result, our results of operations depend significantly upon net sales generated during the fourth fiscal quarter, and any significant adverse trend in the net sales of such period would likely have a material adverse effect on our results of operations for the full year.  In addition to seasonality, our results of operations may fluctuate from quarter to quarter as a result of the amount and timing of sales and profits contributed by new stores as well as other factors.  Accordingly, the addition of a large number of new stores in a particular fiscal quarter could adversely affect our results of operations for that quarter.

Trademarks

“Books-A-Million,” “BAM! Books-A-Million,” “Bookland,” “Books & Co.,” “Millionaire’s Club,” “Sweet Water Press,” “Thanks-A-Million,” “Big Fat Coloring Book,” “Up All Night Reader,” “Read & Save Rebate,” “Readables Accessories for Readers,” “Kids-A-Million,” “Teachers First,” “The Write-Price,” “Bambeanos,” “Hold That Thought,” “Book$mart,” “BAMM,” “BAMM.com,” “BOOKSAMILLION.com,” “Chillatte,” “Joe Muggs Newsstand,” “Page Pets,” “JOEMUGGS.com,” “FAITHPOINT.com,” “Faithmark,” “Joe Muggs,” “Anderson’s Bookland,” “Snow Joe,” “American Wholesale Book Company,” “AWBC” and “NetCentral” are the primary registered trademarks of the Company.

Employees

As of January 30, 2010, we employed approximately 2,800 full-time associates and 2,700 part-time associates.  The number of part-time associates employed fluctuates based upon seasonal needs.  None of our associates are covered by a collective bargaining agreement.  We believe that relations with our associates are good.

ITEM 1A.  RISK FACTORS

The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Business Strategy

Our future results will depend, among other things, on our success in implementing our business strategy.  There can be no assurance that we will be successful in implementing our business strategy or that the strategy will be successful in sustaining acceptable levels of sales growth and profitability.

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

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing policies. Competitors in both the retail and electronic commerce trade also may be able to devote more resources to technology development, fulfillment and marketing than we are.

Competition in electronic commerce trade may intensify.  The online market is rapidly evolving and intensely competitive, with few barriers to entry.  Companies in the retail and electronic commerce trade may enter into business combinations or alliances that strengthen their competitive positions.  This increased competition may reduce our sales or operating profits, or both.

Our business is highly seasonal.

Our business is highly seasonal, with sales and earnings generally highest in the fourth fiscal quarter and lowest in the first fiscal quarter.  Our results of operations depend significantly upon the holiday selling season in the fourth fiscal quarter.  During the fiscal year ended January 30, 2010, approximately 30.9% of our sales and approximately 83.4% of our operating income were generated in the fourth fiscal quarter.  If we do not stock popular products in sufficient amounts or if we fail to have sources to timely restock popular products during the busy holiday period such that we fail to meet customer demand, it could significantly affect our revenue and earnings and our future growth.  In addition, if we experience less than satisfactory net sales during a fourth fiscal quarter, we may not be able to sufficiently compensate for any losses which may have been incurred during the first three quarters of such fiscal year.

The current economic downturn, along with difficult and volatile conditions in the capital and credit markets, could materially adversely affect our financial position, results of operations and cash flows, and we do not know if these conditions will improve in the near future.

The Company believes that the United States and global economies are presently experiencing extremely challenging times and that general economic conditions could persist or deteriorate further.  The Company believes that these conditions have had and may continue to have an adverse impact on spending by the Company’s current retail customer base and potential new customers.  Because of these significant challenges, we are continuously reviewing and adjusting our business activities to address the changing economic environment.  We are carefully managing our inventory and liquidity and enforcing expense controls while working diligently and prudently to grow our business.  Because of the uncertainty in the overall economic environment, the unpredictability of consumer behavior and the concern as to whether economic conditions will improve, it is very difficult for us to predict how our business may be affected in the future.  Our business and financial performance may be adversely affected by current and future economic conditions that cause a further decline in business and consumer spending, including limited or further reduced availability of credit, continued high or increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility and long-term downturn.  These conditions could have a negative impact on the earnings, liquidity and capital resources of the Company.

Current economic conditions have accentuated these risks and magnified their potential effect on us and our business.  The current economic downturn and difficult conditions in the capital and credit markets may affect our business in a number of ways.  For example:

•           The economic downturn could have a significant adverse impact on consumer confidence and discretionary consumer spending, which may result in decreased sales and earnings for us.

•           Although we believe that we have sufficient liquidity under our credit agreement to run our business and to provide for our plans for growth, under depressed economic or extreme market conditions, there can be no ssurance that such funds would be available or sufficient and, in such a case, we may not be able to successfully obtain additional debt financing on favorable terms, or at all.

•           Recent market volatility has exerted downward pressure on our stock price, which may make it more difficult for us to raise additional capital in the future.

We do not know if the state of the economy or market conditions will improve in the near future or when any such improvement will occur.

If the Company is unable to continue to open new stores, our growth may decline.

The Company’s growth depends in part on our ability to open new stores and operate them profitably.  In general, the rate of expansion depends, among other things, on general economic and business conditions affecting consumer confidence and spending, the availability of desired locations and qualified management personnel, the negotiation of acceptable lease terms and the ability to manage the operational aspects of growth.  It also depends upon the availability of adequate capital, which in turn depends in large part upon cash flow generated by the Company.

If stores are opened more slowly than expected, sales at new stores reach targeted levels more slowly than expected (or fail to reach targeted levels) or related overhead costs increase in excess of expected levels, the Company’s ability to successfully implement its expansion strategy would be adversely affected.  In addition, the Company may open new stores in certain markets in which the Company is already operating stores, which could adversely affect sales at those existing stores.

Furthermore, increases in the complexity of the Company’s business could place a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions, and there can be no assurance that the Company will be able to manage this effectively.  The Company’s current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations, especially as the Company employs personnel in multiple geographic locations.  The Company may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth.  If any of this were to occur, it could damage the Company’s reputation, limit growth, negatively affect operating results and harm the Company’s business.

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

The Company faces the risk of a shift in consumer spending patterns to e-content.

As technology evolves and consumers shift spending patterns to e-content, the Company may enter new markets in which we have limited experience.  The offering of e-content may present new and difficult challenges.  The Company’s gross margin of e-content products may be lower than our traditional product lines, and the Company may not recover our investments in this area.  These challenges may negatively affect the Company’s operating results.

The Company’s costs of doing business could increase as a result of changes in federal, state or local laws or regulations.

Changes in federal, state or local laws or regulations, including, but not limited to, laws related to employment, wages, data privacy and information security, taxes and consumer products, could increase the Company’s costs of doing business.

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

Although we purchase merchandise from over 1,500 vendors and no one vendor accounted for more than 10.0% of our inventory purchases in the fiscal year ended January 30, 2010, we have significant vendors that are important to us.  If our current vendors were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms. We have entered into and may, in the future, enter into various transactions and agreements with entities wholly or partially owned by certain stockholders or directors (including certain officers) of the Company, including one such entity that serves as our primary magazine vendor and another that serves as our primary provider of collectors' supplies.  We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable to us as could reasonably have been obtained at such time from unrelated third parties.

If we do not successfully optimize inventory and manage our distribution, our business could be harmed.

If we do not successfully optimize our inventory and operate our distribution centers, it could significantly limit our ability to meet customer demand.  Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing, fulfillment or distribution capacity.  Additionally, if we open new stores in new geographic areas where we do not currently have a presence, we may not be able to provide those stores with efficient distribution and fulfillment services, which may impact our stores in those markets.  We may be unable to adequately staff our fulfillment and customer service centers to meet customer demand.  There can be no assurance that we will be able to operate our network effectively.

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

We also rely heavily on our dedicated transportation fleet for deliveries of inventory.  As a result, our ability to receive or ship inventory efficiently may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, acts of God and similar factors.

Any of the inventory risk factors set forth above may adversely affect our financial condition, results of operations and cash flows.

Failure to retain key personnel could adversely affect our business.

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

Given the number of individual transactions that we have each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events, such as acts of God, fires, tornadoes, hurricanes, floods, earthquakes, power losses, telecommunications failures, acts of war or terrorism, physical or electronic break-ins and similar events or disruptions, and usage errors by our employees. If our systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations.

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

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes could harm our business.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce.  Such existing and future laws and regulations may impede the growth of the Internet or other online services.  These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to our services and the characteristics and quality of products and services.  It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce.  Unfavorable resolution of these issues may harm our business.

We could be liable for breaches of security on our website.

A fundamental requirement for e-commerce is the secure storage and transmission of confidential information.  Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to prevent or mitigate such fraud or breaches may adversely affect our business or results of operations.

We are subject to a number of risks related to payments that we accept.

We accept payments by a variety of methods, including credit card, debit card, gift cards, direct debit from a customer’s bank account, physical bank check and cash.  For certain payment transactions, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins.  We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply.  If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers or facilitate other types of online payments, and our business and operating results could be adversely affected.  If one or more of these agreements are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our operating results.  In addition, as we offer new payment options to our customers, we may be subject to additional regulations and compliance requirements and a greater risk of fraud.

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

We are subject to certain legal proceedings that may affect our financial condition and results of operations.

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

Changes in our effective income tax rate could affect our results of operations.

Our effective income tax rate is influenced by a number of factors. Changes in the tax laws, the interpretation of existing laws or our failure to sustain our reporting positions on examination could adversely affect our effective income tax rate and, as a result, our results of operations.

Changes in accounting standards could affect our results of operations.

A change in accounting standards or practices can have a significant effect on our reported results of operations.  New accounting pronouncements and interpretations of existing accounting rules and practices have occurred and may occur in the future.  Changes to existing rules may adversely affect our reported financial results.

If the Company is unable to renew or enter into new leases on favorable terms, our revenue growth may decline.

All of the Company’s stores are located in leased premises.  If the cost of leasing existing stores increases, the Company cannot assure that we will be able to maintain our existing store locations as leases expire.  In addition, the Company may not be able to enter into new leases on favorable terms or at all, or we may not be able to locate suitable alternative sites or additional sites for new store expansion in a timely manner.  The Company’s revenues and earnings may decline if the Company fails to maintain existing store locations, enter into new leases, locate alternative sites or find additional sites for new store expansion.

The Company may engage in acquisitions which, among other things, could negatively impact our business if we fail to successfully complete and integrate them.

To enhance our efforts to grow and compete, the Company may engage in acquisitions.  Any future acquisitions are subject to the Company’s ability to negotiate favorable terms for them.  Accordingly, the Company cannot assure that future acquisitions will be completed.  In addition, to facilitate future acquisitions, the Company may take actions that could dilute the equity interests of our stockholders, increase our debt or cause us to assume contingent liabilities, all of which may have a detrimental effect on the price of our common stock.  Finally, if any acquisitions are not successfully integrated with the Company’s business, the Company’s ongoing operations could be adversely affected.

The occurrence of severe weather events, catastrophic health events or natural disasters could significantly damage or destroy our retail locations, could prohibit consumers from traveling to our retail locations or could prevent us from resupplying our stores or distribution centers, especially during peak shopping seasons.

Unforeseen events, including public health issues, and natural disasters such as earthquakes, hurricanes, snow storms, floods and heavy rains, could disrupt our operations or the operations of our suppliers, as well as the behavior of our consumer.  We believe that we take reasonable precautions to prepare particularly for weather-related events, however, our precautions may not be adequate to deal with such events in the future.  As these events occur in the future, if they should impact areas in which we have our distribution centers or a concentration of retail stores, such events could have a material adverse effect on our business, financial condition and results of operations, particularly if they occur during peak shopping seasons.

Increases in transportation costs due to rising fuel costs, climate change regulation and other factors may negatively impact our operating results.

We rely upon various means of transportation, including sea and truck, to deliver products from vendors to our distribution centers and from our distribution centers to our stores.  Consequently, our results can vary depending upon the price of fuel.  The price of oil has fluctuated drastically over the last few years, and may rapidly increase again, which would sharply increase our fuel costs.  In addition, efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means.  Any such future increases in fuel costs would increase our transportation costs for delivery of product to our distribution centers and distribution to our stores, as well as our vendors’ transportation costs, which could decrease our operating results.

In addition, labor shortages in the transportation industry could negatively affect transportation costs and our ability to supply our stores in a timely manner.  In particular, our business is highly dependent on the trucking industry to deliver products to our distribution centers and our stores.  Our operating results may be adversely affected if we or our vendors are unable to secure adequate trucking resources at competitive prices to fulfill our delivery schedules to our distribution centers or our stores.

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

•             new products, services, innovations and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;

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

•            changes in the valuation methodology of, or performance by, others in the retail book and electronic trade industries; and

•            transactions in our common stock by major investors, and analyst reports, news and speculation.

Any of these events may cause our stock price to rise or fall and may adversely affect our financial condition or results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our bookstores are generally located either in enclosed malls or strip shopping centers.  All of our stores are leased.  Generally, these leases have terms ranging from three to ten years and require that we pay a fixed minimum rental fee and/or a rental fee based on a percentage of net sales together with certain customary costs (such as property taxes, common area maintenance and insurance).

The number of stores located in each state and the District of Columbia as of January 30, 2010 are listed below:

State	Number of Super Stores	Number of Traditional Book Stores
Florida	39	1
Alabama	25	2
Virginia	17	2
Tennessee	16	1
N. Carolina	15	2
Georgia	15	2
S. Carolina	14	--
Texas	11	--
Louisiana	10	--
Mississippi	7	4
Ohio	5	1
Indiana	4	--
Kentucky	4	3
Arkansas	4	--
W. Virginia	4	--
Missouri	3	--
Oklahoma	2	--
Maryland	2	2
Illinois	1	1
District of Columbia	1	--
Nebraska	1	--
Kansas	1	--
New Jersey	--	1
Total	201	22

The Company operates two distribution facilities near Florence, Alabama.  The combined square footage of these distribution facilities is 538,000 square feet.

Our principal executive offices are located in a 20,550 square-foot leased building located in Birmingham, Alabama.  Until October 2009, we also leased a 37,000 square-foot building located in Irondale, Alabama.  Each of the leases involves related parties, see Note 7, "Related Party Transactions," in the notes to consolidated financial statements.  The Birmingham, Alabama office space is leased month-to-month.  The Irondale, Alabama office space was leased month-to-month.  In addition, we lease approximately 4,025 square feet of office space in Nashville, Tennessee and an additional 28,300 square-foot building located in Birmingham, Alabama for additional corporate office space.  The Nashville, Tennessee space is leased month-to-month.  The additional Birmingham space is leased until February 28, 2013.  We believe that the loss of any office space currently leased on a month-to-month basis would not have a material adverse effect on our business, financial condition or results of operations.

American Wholesale owns a wholesale distribution center located in an approximately 290,000 square foot facility in Florence, Alabama.  During fiscal 1995 and 1996, we financed the acquisition and construction of the wholesale distribution facility through loans obtained from the proceeds of an industrial development revenue bond (the “Bond”).  American Wholesale also leases on a month-to-month basis, from a related party, a second 210,000 square foot warehouse facility located in Tuscumbia, Alabama.  We believe that the failure to extend the lease for this warehouse facility currently leased on a month-to-month basis would not have a material adverse effect on our business, financial condition or results of operations.  In addition we lease a portion of the tractors that pull the Company-owned trailers, which comprise our transportation fleet.

ITEM 3.  LEGAL PROCEEDINGS

We are a party to various legal proceedings in the normal course of our business.  In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial condition or results of operations.

ITEM 4.  RESERVED

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND  ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Books-A-Million, Inc. is traded on the NASDAQ Global Select Market under the symbol "BAMM."  The chart below sets forth the high and low sales prices for the Company's common stock for each quarter of the fiscal years ended January 30, 2010 and January 31, 2009, and the cash dividends declared per share in each such quarter.

Fiscal Quarter Ended	High	Low	Dividends Declared
January 2010	$9.00	$5.90	$0.15
October 2009	15.00	8.25	0.05
July 2009	12.00	5.77	0.05
April 2009	5.93	2.30	0.05
January 2009	3.16	1.70	0.05
October 2008	7.37	2.64	0.05
July 2008	8.80	5.05	0.09
April 2008	$10.76	$7.55	$0.09

The closing price for the Company's common stock on March 26, 2010 was $7.11.  As of that date Books-A-Million, Inc. had approximately 6,779 stockholders of record.

Comparison of 5-Year Cumulative Total Return
Among Books-A-Million, Inc., the NASDAQ Composite Index and the NASDAQ Retail Trade Stock Index

The following indexed line graph indicates the Company’s total return to stockholders from January 28, 2005 to January 29, 2010, the last trading day prior to the Company’s 2010 fiscal year end, as compared to the total return for the NASDAQ Composite Index and the NASDAQ Retail Trade Stock Index for the same period.  Total stockholder return for prior periods is not necessarily an indication of future performance.

	Jan 28,	Jan 27,	Feb 2,	Feb 1,	Jan 30,	Jan 29,
	2005	2006	2007	2008	2009	2010
Books-A-Million, Inc.	$100	$122	$200	$115	$25	$68
NASDAQ Composite Index	$100	$114	$122	$119	$58	$84
NASDAQ Retail Trade Stocks	$100	$108	$118	$105	$68	$101

Issuer Purchases of Equity Securities

The following table shows common stock repurchases during the thirteen weeks ended January 30, 2010 under the stock repurchase program approved by our board of directors on March 26, 2009 (the "2009 Repurchase Program"), under which we were authorized to purchase up to $5 million of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program at End of Period
November 1, 2009 through November 28, 2009	--	--	--	$4,480,000
November 29, 2009 through December 2, 2009	54,000	$7.27	54,000	$4,090,000
December 3, 2009 through January 30, 2010	24,000	$6.45	24,000	$3,924,000
Total	78,000	$7.14	78,000	$3,924,000

In March 2010, our board of directors approved a new stock repurchase program (the “March 2010 Program”) to replace the 2009 Repurchase Program.  Pursuant to the March 2010 Program, we are authorized to purchase up to $5 million of our common stock.

Under the 2009 Repurchase Program, the Company repurchased a total of 165,000 shares at a cost of $1.1 million during the fiscal year ended January 30, 2010.  As of January 30, 2010, the Company had repurchased a total of 5,621,081 shares of our common stock at a cost of $47.3 million in total under the repurchase programs.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from the consolidated financial statements of the Company.  The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes to financial statements thereto.

	For the Fiscal Year Ended:
(In thousands, except per share amounts, ratios and	January 30,	January 31,	February 2,	February 3,	January 28,
operational data)	2010	2009(2)	2008(2)	2007(1) (2)	2006(2)
Statement of Income Data	52 weeks	52 weeks	52 weeks	53 weeks	52 weeks
Net revenue	$508,667	$515,357	$536,054	$520,724	$503,751
Net income	13,836	10,574	16,522	18,887	13,067
Earnings per share - diluted	0.88	0.68	1.00	1.12	0.78
Weighted average shares - diluted	15,744	15,676	16,476	16,818	16,750
Dividends per share - declared	0.30	0.28	3.36	0.33	0.23

Balance Sheet Data
Property and equipment, net	$53,141	$58,038	$53,514	$51,471	$51,001
Total assets	273,498	279,292	284,833	304,037	311,659
Long-term debt	6,360	6,720	6,975	7,100	7,200
Deferred Rent	8,319	8,554	8,079	8,706	8,637
Liability for uncertain tax positions	1,901	2,032	2,174	--	--
Stockholders’ equity	114,708	104,494	99,051	157,034	145,009

Statement of Cash Flow Data
Cash flows from operating activities	$31,985	$39,223	$34,494	$21,306	$36,713
Cash flows from investing activities	(10,622)	(19,806)	(16,878)	(16,176)	(11,286)
Cash flows from financing activities	(20,290)	(19,483)	(46,142)	(8,528)	(4,467)

Other Data
Working capital	$74,904	$62,145	$58,785	$117,737	$106,637
Debt to total capital ratio	0.06	0.22	0.35	0.05	0.05

Operational Data
Total number of stores	223	220	208	206	205
Number of superstores	201	200	184	179	173
Number of traditional stores	22	20	24	27	32

(1)	The year ended February 3, 2007 included an extra week and $2.3 million of gift card breakage from prior periods.
(2)
On February 1, 2009, the Company adopted Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 260-10-45, Earnings per Share, for calculating earnings per share when participating securities are present. The Company's unvested restricted stock awards pay dividends and therefore qualify as participating securities. The above information reflects the effect of this change as if the Company had adopted ASC 260-10-45 at the beginning of the earliest period presented.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company was founded in 1917 and currently operates 223 retail bookstores concentrated primarily in the southeastern United States.  Of the 223 stores, 201 are superstores that operate under the names Books-A-Million and Books & Co., and 22 are traditional stores that operate under the Bookland and Books-A-Million names.  In addition to the retail store formats, the Company offers its products over the Internet at www.booksamillion.com.  As of January 30, 2010, the Company employed approximately 5,500 full and part-time employees.

The Company’s growth strategy is focused on opening stores in new and existing market areas.  In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores.  During fiscal 2010, the Company opened five stores, closed two stores and relocated four stores.

The Company’s performance is partially measured based on comparable store sales, which is similar to most retailers.  Comparable store sales are determined each fiscal quarter during the year based on all stores that have been open at least 12 full months as of the first day of the fiscal period.  Any stores closed during a fiscal period are excluded from comparable store sales as of the first day of the fiscal period in which they close.  Remodeled and relocated stores are also included as comparable stores.  The factors affecting the future trend of comparable store sales include, among others, overall demand for products the Company sells, the Company’s marketing programs, pricing strategies, store operations and competition.

Current Economic Environment

The United States and global economies are presently experiencing extremely challenging times and it is possible that general economic conditions could persist or deteriorate further.  The Company believes that these conditions have had and may continue to have an adverse impact on spending by the Company’s current retail customer base and potential new customers.  Because of these significant challenges, we are continuously reviewing and adjusting our business activities to address the changing economic environment.  We are carefully managing our inventory and liquidity and enforcing expense controls while working diligently and prudently to grow our business.  Despite overall store number growth in fiscal 2010, the Company reduced its year-end inventory balance by $2.8 million as of January 30, 2010 to $201.5 million, as compared to the fiscal year-end 2009 balance of $204.3 million.  In addition, we reduced our outstanding loan balance at fiscal year-end 2010 under the Company’s revolving credit facility to $0.  This credit facility had a balance of $15.8 million at January 31, 2009.  The Company was also able to reduce its operating, selling and administrative expenses during fiscal 2010 by $3.6 million as compared to fiscal 2009.  The Company opened five new stores, closed two stores and relocated four stores in fiscal 2010.  Because of the uncertainty in the overall economic environment, the unpredictability of consumer behavior and the concern as to whether economic conditions will improve, it is very difficult for us to predict how our business may be affected in the future.  Our business and financial performance may be adversely affected by current and future economic conditions that cause a further decline in business and consumer spending, including limited or further reduced availability of credit, continued high or increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility and long-term downturn.  These conditions could have a negative impact on the earnings, liquidity and capital resources of the Company.

Executive Summary

The purpose of this section is to provide a brief summary overview of the 52-week period ended January 30, 2010.  Additional detail about the income statement and balance sheet is provided in the pages following this summary.

Income Statement
For the 52-week period ended January 30, 2010, Books-A-Million reported net income of $13.8 million.  This represents a 30.9% increase from the 52-week period ended January 31, 2009.  The increase is primarily attributable to overall cost cutting measures and reduced store opening, closing, and remodeling expenses.

Consolidated net revenue decreased $6.7 million, or 1.3%, in the 52-week period ended January 30, 2010, compared to the 52-week period ended January 31, 2009.  The decrease is due to a comparable store sales decline of 3.8% in fiscal 2010 compared to fiscal 2009, and reduced Internet and wholesale book sales, offset in part by a $16.8 million increase in sales from our stores open less than one year.  The comparable store sales decline is the result of weak economic conditions and the anniversary of very strong sales of the Twilight series by Stephanie Meyer in the prior year.

Gross profit, which includes cost of sales, distribution costs and occupancy costs, decreased $1.2 million, or 0.8%, in the 52-week period ended January 30, 2010, compared to the 52-week period ended January 31, 2009.  The decrease is attributable to lower sales.  Gross profit as a percentage of sales increased from 29.8% to 29.9% over the same period.  This increase is attributable to improved sales of higher margin items, lower occupancy and distribution costs, offset by higher inventory shrinkage and markdowns.

Operating, selling and administrative expenses decreased $3.6 million, or 3.1%, in the 52-week period ended January 30, 2010, compared to the 52-week period ended January 31, 2009.  The decrease was attributable to reduced corporate salaries and restricted stock expense, reduced travel expenses, reduced professional fees, reduced repair and maintenance expenses and reduced store opening, closing and remodeling expenses, offset by higher health insurance and store associate salaries.

Impairment charges decreased $0.3 million in the 52-week period ended January 30, 2010, compared to the 52-week period ended January 31, 2009.  The decrease was attributable to a $0.7 million goodwill impairment charge in the prior year that was not repeated, offset by impairment charges taken on leasehold improvements at various stores in the prior year.

Consolidated operating profit was $21.7 million for the 52-week period ended January 30, 2010, compared to $18.9 million for the 52-week period ended January 31, 2009, an increase of $2.8 million.  This increase was attributable to decreased operating, selling and administrative expenses.

Balance Sheet
Current assets decreased $2.5 million, or 1.2%, in fiscal year 2010 compared to fiscal year 2009.  The decrease is attributable to a $2.8 million decrease in inventory, a $0.3 million decrease in prepaid expenses and a $0.5 million decrease in accounts and related party receivables, partially offset by a $1.1 million increase in cash and cash equivalents.  The reduction in inventory is attributable to a tight focus on inventory reduction and control in our warehouse in response to difficult macro-economic conditions.  The decrease in accounts and related party receivables is the result of reduced sales.  The increase in cash and cash equivalents is the result of having excess cash after paying off all short-term debt.

Current liabilities decreased $15.3 million, or 9.7%, in fiscal year 2010 compared to fiscal year 2009.  The decrease is attributable to a $15.8 million decrease in short-term borrowings and a $6.1 million decrease in accounts payable, partially offset by a $5.6 million increase in accrued income taxes and deferred taxes and a $1.0 million increase in accrued expenses.  The decrease in short-term borrowings is the result of cost control measures, a reduction in inventory and an increase in accounts payable leverage.  Accounts payable decreased due to reduced inventory levels and more effective management of payment terms.  The increase in accrued expenses is the result of higher bonus accruals, payroll taxes and real estate taxes.

Results of Operations

The following table sets forth statement of income data expressed as a percentage of net sales for the periods presented.

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
	52 weeks	52 weeks	52 weeks

Net revenue	100.0%	100.0%	100.0%
Gross profit	29.9%	29.8%	29.7%
Operating, selling, and administrative expenses	22.6%	23.0%	22.0%
Impairment charges	0.2%	0.3%	0.0%
Depreciation and amortization	2.8%	2.8%	2.6%
Operating profit	4.3%	3.7%	5.1%
Interest expense, net	0.1%	0.4%	0.3%
Income before income taxes	4.1%	3.3%	4.9%
Provision for income taxes	1.4%	1.2%	1.8%
Net income	2.7%	2.1%	3.1%

Fiscal 2010 Compared to Fiscal 2009
Consolidated net revenue decreased $6.7 million, or 1.3%, to $508.7 million for the 52-week period ended January 30, 2010 as compared to $515.4 million for the 52-week period ended January 31, 2009.

Comparable store sales for the 52-week period ended January 30, 2010 decreased 3.8% when compared to the same 52-week period in the prior fiscal year.  The decrease in comparable store sales was attributable to weak economic conditions and the anniversary of very strong sales of the Twilight series by Stephanie Meyer in the prior year.

Our core book department business was down for the year.  However, several categories performed well.  Fiction based titles and political science related titles demonstrated strength.  The teen category continued to see an impact from the success of Stephanie Meyer’s Twilight series.  Titles such as Sarah Palin’s, Going Rogue, and Glenn Beck’s, Arguing with Idiots, also had a positive impact.  Bargain books and gifts continued to increase year over year driven by the broader economic climate and better product assortments.

The Company opened five new stores during fiscal 2010, resulting in partial year sales of $5.6 million, and closed two stores during fiscal 2010 with partial year sales of $1.0 million.

Net sales for the retail trade segment decreased $7.0 million, or 1.4%, to $503.3 million in the 52-week period ended January 30, 2010, from $510.3 million in the 52-week period ended January 31, 2009.  The decrease is due to the 3.8% decrease in comparable store sales as described above, partially offset by the impact of sales from new stores opened in fiscal 2009 and fiscal 2010.

Net sales for the electronic commerce segment decreased $1.4 million, or 5.3%, to $23.8 million in the 52-week period ended January 30, 2010, from $25.2 million in the 52-week period ended January 31, 2009.  The decrease in net sales for the electronic commerce segment was due to macro-economic conditions and decreased business-to-business sales.

Gross profit, which includes cost of sales, distribution costs and occupancy costs (including rent, common area maintenance, property taxes, utilities and merchant association dues), decreased $1.2 million, or 0.8%, to $152.2 million in the 52-week period ended January 30, 2010, from $153.4 million in the 52-week period ended January 31, 2009.  Gross profit as a percentage of net sales increased to 29.9% in the 52-week period ended January 30, 2010, from 29.8% in the 52-week period ended January 31, 2009.  The increase is attributable to improved sales of higher margin items, lower occupancy and distribution costs, offset by higher inventory shrinkage and markdowns.

Operating, selling and administrative expenses decreased $3.6 million, or 3.1%, to $115.1 million in the 52-week period ended January 30, 2010, from $118.7 million in the 52-week period ended January 31, 2009.  Operating, selling and administrative expenses as a percentage of net sales decreased to 22.6% in the 52-week period ended January 30, 2010 from 23.0% in the 52-week period ended January 31, 2009.  The decrease was attributable to reduced corporate salaries and restricted stock expenses, reduced travel expenses, reduced professional fees, reduced repair and maintenance expenses and reduced store opening, closing and remodeling expenses, offset by higher health insurance costs and store associate salaries.

Impairment charges decreased $0.3 million in the 52-week period ended January 30, 2010, compared to the 52-week period ended January 31, 2009.  The decrease was attributable to a $0.7 million goodwill impairment charge in the prior year that was not repeated, offset by impairment charges taken on leasehold improvements at various stores.

Depreciation and amortization expenses decreased $0.1 million, or 0.4%, to $14.4 million in fiscal 2010, from $14.5 million in fiscal 2009.  Depreciation and amortization expenses as a percentage of net sales remained flat at 2.8% in fiscal 2010 and fiscal 2009.

Consolidated operating profit was $21.7 million for the 52-week period ended January 30, 2010, compared to $18.9 million for the 52-week period ended January 31, 2009.  This 14.8% increase was attributable to decreased operating, selling and administrative expenses and impairment charges, partially offset by the decline in gross profit.  Operating profit as a percentage of sales was 4.3% for fiscal 2010.  Operating profit was 3.7% of sales for fiscal 2009.  The increase as a percentage of sales from fiscal 2009 is attributable to the increase in gross margin as a percentage of sales plus the decrease in operating, selling and administrative expenses and impairment charges as outlined above. Operating profit for the electronic commerce segment decreased $0.4 million to $1.1 million in fiscal 2010, from $1.5 million in fiscal 2009.  This decrease was caused by decreased sales and higher payroll expense.

Net interest expense decreased $1.3 million, or 66.8%, to $0.6 million in fiscal 2010, from $1.9 million in fiscal 2009, due to lower average debt in fiscal 2010 and lower average interest rates.  Average debt for the 52-week period ended January 30, 2010 was $15.3 million compared to $41.3 million for the 52-week period ended January 31, 2009.  The decrease in average debt is attributable to higher share repurchases in fiscal 2009, reduced inventory levels and high accounts payable leverage in fiscal 2010.

The effective rate for income tax purposes was 34.2% for fiscal 2010 and 37.7% for fiscal 2009. The decrease in the effective tax rate was due to a lower effective state tax rate in fiscal 2010, as well as the impact of favorable depreciation adjustments.

The Company closed one store in fiscal 2010 in a market where the Company does not expect to retain the closed store's customers at another store in the same market.  The financial impact of this closing was not reported as discontinued operations in the financial statements as the impact was immaterial. The Company did not close any stores in fiscal 2009 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market.

Fiscal 2009 Compared to Fiscal 2008
Consolidated net revenue decreased $20.7 million, or 3.9%, to $515.4 million for the 52-week period ended January 31, 2009 from $536.1 million for the 52-week period ended February 2, 2008.

Comparable store sales for the 52-week period ended January 31, 2009 decreased 7.2% when compared to the same 52-week period in the prior fiscal year.  The decrease in comparable store sales was attributable to severe macro-economic conditions and the positive impact of the release of Harry Potter and the Deathly Hallows on sales in the prior year.

Our core book department business was down for fiscal 2009.  However, several categories performed well.  Teen, faith based titles and election related titles demonstrated strength.  The teen category was positively impacted by the success of Stephanie Meyer’s Twilight series.  Titles such as William Young’s The Shack and Glenn Beck’s The Christmas Sweater also had a positive impact.  Bargain books and gifts continued to increase year over year driven by the broader economic climate and better assortments.

The Company opened sixteen new stores during fiscal 2009 resulting in partial year sales of $13.9 million and closed four stores during fiscal 2009 with partial year sales of $1.4 million. The Company also converted one traditional store to a superstore during fiscal 2009 with partial year sales of $1.3 million.

Net sales for the retail trade segment decreased $19.2 million, or 3.6%, to $510.3 million in the 52-week period ended January 31, 2009, from $529.5 million in the 52-week period ended February 2, 2008.  The decrease is due to the 7.2% decrease in comparable store sales as described above, partially offset by the impact of sales from new stores opened in fiscal 2008 and fiscal 2009.

Net sales for the electronic commerce segment decreased $1.8 million, or 6.8%, to $25.2 million in the 52-week period ended January 31, 2009, from $27.0 million in the 52-week period ended February 2, 2008.  The decrease in net sales for the electronic commerce segment was due to severe macro-economic conditions and decreased business-to-business sales.

Gross profit, which includes cost of sales, distribution costs and occupancy costs (including rent, common area maintenance, property taxes, utilities and merchant association dues), decreased $6.0 million, or 3.7%, to $153.4 million in the 52-week period ended January 31, 2009, from $159.4 million in the 52-week period ended February 2, 2008.  The decrease is attributable to higher occupancy costs, offset by higher club card membership income and lower markdowns.  Gross profit as a percentage of net sales increased to 29.8% in the 52-week period ended January 31, 2009, from 29.7% in the 52-week period ended February 2, 2008.

Operating, selling and administrative expenses increased $0.8 million, or 0.7%, to $118.7 million in the 52-week period ended January 31, 2009, from $117.9 million in the 52-week period ended February 2, 2008.  The increase was attributable to increased credit card fees, travel, insurance and new store expenses, partially offset by reduced salary, bonus, 401(k) and payroll tax expense, reduced advertising expenses and reduced bad debt expense.  Operating, selling and administrative expenses as a percentage of net sales increased to 23.0% in the 52-week period ended January 31, 2009 from 22.0% in the 52-week period ended February 2, 2008.

Impairment charges increased $1.3 million to $1.4 million in the 52-week period ended January 31, 2009, compared to the 52-week period ended February 2, 2008.  The increase was attributable to $0.7 million in impairment charges taken on leasehold improvements at various stores and a $0.7 million impairment of goodwill.

Depreciation and amortization expenses increased $0.5 million, or 3.3%, to $14.5 million in fiscal 2009, from $14.0 million in fiscal 2008.  Depreciation and amortization expenses as a percentage of net sales increased to 2.8% in fiscal 2009, from 2.6% in fiscal 2008, due to new store growth in fiscal years 2009 and 2008.

Consolidated operating profit was $18.9 million for the 52-week period ended January 31, 2009, compared to $27.4 million for the 52-week period ended February 2, 2008.  This 31.1% decrease was attributable to decreased store sales for the reasons set forth above, which resulted in lower gross profit for fiscal 2009.  Operating profit as a percentage of sales was 3.7% for fiscal 2009.  Operating profit was 5.1% of sales for fiscal 2008.  The decrease as a percentage of sales from fiscal 2008 is attributable to the decrease in gross margin as a percentage of sales plus the increase in operating, selling and administrative expenses and depreciation as outlined above. Operating profit for the electronic commerce segment was $1.5 million in each of fiscal 2009 and 2008.  Operating profit for the electronic commerce segment was flat from the prior year in spite of a $1.8 million decrease in net sales.  This was caused by improved gross margin through less discounting and greater sales of higher margin items such as gifts and bargain books.

Net interest expense increased $0.6 million, or 42.6%, to $1.9 million in fiscal 2009, from $1.3 million in fiscal 2008, due to higher average debt in fiscal 2009, partially offset by lower average interest rates.  Average debt for the 52-week period ended January 31, 2009 was $41.3 million compared to $27.8 million for the 52-week period ended February 2, 2008.  The increase in average debt is attributable to reduced sales, additional share repurchases in fiscal 2009 and the impact of the special dividend paid on July 5, 2007.

The effective rate for income tax purposes was 37.7% for fiscal 2009 and 36.6% for fiscal 2008. The increase in the effective tax rate was due to a higher effective state tax rate in fiscal 2009, as well as the impact of more favorable federal tax credits in fiscal 2008.

The Company did not close any stores in fiscal 2009 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market.  Two such stores were closed in fiscal 2008.  The financial impact of these closings was not reported as discontinued operations in the financial statements as the impact was immaterial.

Critical Accounting Policies

General
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company believes that the likelihood is remote that materially different amounts will be reported related to actual results for the estimates and judgments described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

The financial results for the fifty-two weeks ended January 31, 2009 and February 2, 2008 contain certain insignificant reclassifications necessary to conform to the presentation of the fifty-two weeks ended January 30, 2010.

Property and Equipment
Property and equipment are recorded at cost. Depreciation on equipment and furniture and fixtures is provided on the straight-line method over the estimated service lives, which range from three to ten years. Depreciation of buildings and amortization of leasehold improvements, including remodels, is provided on the straight-line basis over the lesser of the assets estimated useful lives (ranging from 5 to 40 years) or, if applicable, the periods of the leases. Determination of useful asset life is based on several factors requiring judgment by management and adherence to generally accepted accounting principles for depreciable periods. Judgment used by management in the determination of useful asset life could relate to any of the following factors: expected use of the asset; expected useful life of similar assets; any legal, regulatory, or contractual provisions that may limit the useful life; and other factors that may impair the economic useful life of the asset. Maintenance and repairs are charged to expense as incurred. Improvement costs are capitalized to property accounts and depreciated using applicable annual rates. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the accounts, and the related gain or loss is credited or charged to income.

Other Long-Lived Assets
The Company’s other long-lived assets consist of property and equipment which include leasehold improvements. At January 30, 2010, the Company had $53.1 million of property and equipment, net of accumulated depreciation, accounting for approximately 19.4% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Impairment losses, excluding goodwill impairment, totaled $1.0 million, $0.7 million and $0.1 million in fiscal 2010, 2009 and 2008, respectively.  For all years presented, the impairment losses related to the retail trade business segment.

Goodwill
At January 30, 2010, the Company had $0.7 million of goodwill, accounting for approximately 0.2% of the Company’s total assets. ASC 350, Goodwill and Other Intangible Assets, requires that goodwill and other unamortizable intangible assets be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by ASC 350. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on the goodwill during the fourth quarter of fiscal 2010 and determined that no impairment charge was necessary.  The Company has noted no subsequent indicators of impairment.  Changes in market conditions, among other factors, could have a material impact on these estimates.

Closed Store Expenses
Management considers several factors in determining when to close or relocate a store. Some of these factors are: decreases in store sales from the prior year, decreases in store sales from the current year budget, annual measurement of individual store pre-tax future net cash flows, indications that an asset no longer has an economically useful life, remaining term of an individual store lease, or other factors that would indicate a store in the current location cannot be profitable.

When the Company closes or relocates a store, the Company charges unrecoverable costs to expense. Such costs include the net book value of abandoned fixtures and leasehold improvements, lease termination costs, costs to transfer inventory and usable fixtures, other costs in connection with vacating the leased location, and a provision for future lease obligations, net of expected sublease recoveries. Costs associated with store closings of $0.2 million, $0.4 million and $0.6 million during fiscal 2010, 2009 and 2008, respectively, are included in operating, selling and administrative expenses in the accompanying consolidated statements of income.

Inventories
Inventories are counted throughout the fiscal year.  Store inventory counts are performed by an independent inventory service, while warehouse inventory counts are performed internally.  All physical inventory counts are reconciled to the Company’s records.  The Company’s accrual for inventory shortages is based upon historical inventory shortage results.

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

The Company utilizes the last-in, first-out (LIFO) method of accounting for inventories.  The cumulative difference between replacement and current cost of inventory over stated LIFO value was $3.3 million as of January 30, 2010 and $2.9 million as of January 31, 2009. The estimated replacement cost of inventory at January 30, 2010 was the current first-in, first out (FIFO) value of $204.8 million.

Vendor Allowances
The Company receives allowances from its vendors from a variety of programs and arrangements, including merchandise placement and cooperative advertising programs.  The Company accounts for these allowances under the provisions of ASC 605-50, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which addresses the accounting for vendor allowances.  Vendor allowances in excess of incremental direct costs are reflected as a reduction of inventory costs and recognized in cost of products sold upon the sale of the related inventory.

Accrued Expenses
On a monthly basis, certain material expenses are estimated and accrued to properly record those expenses in the period incurred.  Such estimates include those made for payroll and employee benefits costs, occupancy costs and advertising expenses among other items.  Certain estimates are made based upon analysis of historical results.  Differences in management’s estimates and assumptions could result in accruals that are materially different from the actual results.

Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that result in temporary differences between the amounts recorded in its financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Seasonality and Quarterly Results

Similar to many retailers, the Company’s business is seasonal, with its highest retail sales, gross profit and net income historically occurring in the fourth fiscal quarter.  This seasonal pattern reflects the increased demand for books and gifts experienced during the year-end holiday selling season.  Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company’s business. The Company’s results of operations depend significantly upon net sales generated during the fourth fiscal quarter, and any significant adverse trend in the net sales of such period would likely have a material adverse impact on the Company’s results of operations for the full year.

In addition, the Company’s results of operations may fluctuate from quarter to quarter as a result of the amount and timing of sales and profits contributed by new stores as well as other factors.  New stores require the Company to incur pre-opening expenses and often require several months of operation before generating acceptable sales volumes.  Accordingly, the addition of a large number of new stores in a particular quarter could adversely affect the Company’s results of operations for that quarter.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility.  The Company has an unsecured revolving credit facility ("the Facility") under a credit agreement with a syndicate of banks that allows borrowings up to $100.0 million, which expires in July 2011.  Availability under the facility is reduced by outstanding letters of credit issued under the Facility.  The Facility contains certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio.  The Company had no borrowings outstanding under the Facility as of January 30, 2010.  The outstanding balance under the Facility as of January 31, 2009 was $15.8 million.  The face amount of letters of credit issued under the Facility as of January 31, 2010 and January 30, 2009 was $2.1 million and $2.2 million, respectively.  The maximum and average outstanding borrowings under the Facility (excluding the face amount of letters of credit issued thereunder) during fiscal 2010 were $34.3 million and $15.3 million, respectively.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”).  As of January 30, 2010 and January 31, 2009, there was $6.4 million and $6.7 million of borrowings outstanding, respectively, under this arrangement, which bears interest at variable rates.  The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond, unless extended by the bondholder.  In fiscal 2007, an unrelated bank purchased the Bond from the existing bondholder, and the new bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the bond.  Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

The Company’s capital expenditures totaled $10.7 million in fiscal 2010.  These expenditures were used for new store openings, renovation and improvements to existing stores, upgrades and expansion of the Company's warehouse distribution facilities and investment in management information systems.

Financial Position
During fiscal 2010, the Company opened five stores, closed two stores and relocated four other stores.  Inventory balances decreased $2.8 million to $201.5 million at January 30, 2010, as compared to $204.3 million at January 31, 2009.  The reduction in inventory is attributable to a continuing disciplined and focused approach to managing our average inventory balances in our stores and at our warehouses.  This was accomplished by lower receipts from publishers.

Net property and equipment decreased $4.9 million due to lower capital expenditures in fiscal 2010.  Additionally, accounts and related party receivables decreased by $0.5 million as of January 30, 2010 as compared with the balance as of January 31, 2009, due to reduced sales.  Accounts payable and related party payables decreased $6.1 million from fiscal 2009 due to reduced inventory levels.  Accrued expenses increased by $1.0 million due to higher bonus accruals, payroll taxes and real estate taxes.  Short-term borrowing decreased $15.8 million as of January 30, 2010 as compared to the prior year-end, as the result of cost control, a reduction in inventory, an increase in accounts payable leverage and payoff of the Facility.

Future Commitments
The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at January 30, 2010:

	Payments Due Under Contractual Obligations(2)
(in thousands)	Total	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014	Thereafter
Short-term borrowings(1)	$--	$--	$--	$--	$--	$--	$--
Long-term debt-industrial revenue bond	6,360	--	--	6,360	--	--	--
Subtotal of debt	6,360	--	--	6,360	--	--	--
Interest	1,010	580	200	230	--	--	--
Operating leases	193,759	39,051	34,394	27,394	21,702	18,344	52,874
Total of obligations	$201,129	$39,631	$34,594	$33,984	$21,702	$18,344	$52,874

(1)	Short term borrowings represent borrowings under the $100 million credit facility that are due in 12 months or less.
(2)
This table excludes any amounts related to the payment of the $1.9 million of income tax uncertainties, as the Company cannot make a reasonably reliable estimate of the periods of cash settlements with the respective taxing authorities.

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

The nature and terms of these types of indemnities vary.  The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific.  The overall maximum amount of obligations cannot be reasonably estimated.  Historically, the Company has not incurred significant costs related to performance under these types of indemnities.  No liabilities have been recorded for these obligations on the Company’s balance sheet at January 30, 2010 or January 31, 2009, as such liabilities are considered de minimis.

Cash Flows
Operating activities provided cash of $32.0 million, $39.2 million and $34.5 million in fiscal 2010, 2009 and 2008, respectively, and included the following effects:

•
Cash provided by inventories in fiscal 2010 and fiscal 2009 of $2.8 million and $2.5 million, respectively, was the result of tighter controls over receipts from and returns to publishers in light of the economic environment.  Cash used by inventories in fiscal 2008 was $6.6 million.  This was the result of the sales shortfall in the fourth quarter of fiscal 2008.

•
Cash used by accounts payable (including related party payables) in fiscal 2010 of $6.1 million was due to lower inventory levels.  Cash provided by accounts payable (including related party payables) in fiscal 2009 of $5.5 million was the result of improved accounts payable leveraging with vendors.  Cash provided by accounts payable (including related party payables) in fiscal 2008 of $4.8 million was due to a deliberate change in our payment practices to more effectively meet vendor payment guidelines.

•
Depreciation and amortization expenses were $14.4 million, $14.5 million and $14.0 million in fiscal 2010, 2009 and 2008, respectively.  The increase in fiscal 2009 was due to the timing of store openings.

•
Cash provided by accrued expenses was $0.7 million in fiscal 2010 and was due to higher bonus accruals, payroll taxes and real estate taxes.  Cash used by accrued expenses was $5.7 million in fiscal 2009 and was due to a reduction in the annual bonus accrual, lower capital expenditure accruals and lower sales tax audit accruals.  Cash provided by accrued expenses was $4.5 million in fiscal 2008 and was due to an unused gift card accrual, accrued payroll taxes and the adoption of ASC 740-10, Income Taxes.

Cash used in investing activities in fiscal 2010, 2009 and 2008 reflected a net use of cash of $10.6 million, $19.8 million and $16.9 million, respectively.  Cash was used to fund capital expenditures for new store openings, renovation and improvements to existing stores, warehouse distribution purposes and investments in management information systems.

Financing activities used cash of $20.3 million in fiscal 2010 to repay debt ($16.1 million), purchase stock ($1.1 million) and for dividend payments ($3.2 million).  Financing activities used cash of $19.5 million in fiscal 2009 to repay debt ($12.5 million), to purchase stock ($1.8 million), for dividend payments ($5.0 million) and for excess tax benefit from stock based compensation ($0.3 million), offset by proceeds from the issuance of stock options ($0.1 million).  Financing activities used cash of $46.1 million in fiscal 2008 to purchase stock ($20.1 million) and for dividend payments ($56.8 million), offset by borrowings under the Facility ($27.8 million), proceeds from the issuance of stock upon the exercise of stock options ($1.3 million) and related tax benefits ($1.6 million).

Dividends
The Company paid $3.2 million, $5.0 million and $56.8 million in dividends in fiscal 2010, 2009 and 2008, respectively.  See the table below for a summary of dividends paid each quarter in fiscal 2010 and 2009.

	Dividends Paid Per Share
	Fiscal 2010	Fiscal 2009
First Quarter	$0.05	$0.09
Second Quarter	0.05	0.09
Third Quarter	0.05	0.05
Fourth Quarter	0.15	0.05
Annual Total	$0.30	$0.28

Impact of Recent Accounting Pronouncements

See Note 2, "Recent Accounting Pronouncements," to the consolidated financial statements for information regarding recent accounting pronouncements.

Related Party Activities

See Note 7, "Related Party Transactions," to the consolidated financial statements for information regarding related party activities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from interest rate fluctuations on the Facility and debt related to an industrial development bond ("the Bond"), which bear an interest rate that varies with LIBOR.  We have cash and cash equivalents at financial institutions that are in excess of federally insured limits per institution.  With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

To illustrate the sensitivity of the results of operations to changes in interest rates on our debt, we estimate that a 157% increase or decrease in LIBOR rates would have changed interest expense by $1.5 million for the fiscal year ended January 30, 2010 due to average debt of $22.0 million.  The average debt under the Facility and the Bond was $15.3 million and $6.7 million, respectively, for the fiscal year ended January 30, 2010.  Prior to this year, fiscal year 2009 experienced the maximum LIBOR fluctuation at 1,052%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Registrant and its subsidiaries are included in response to this item:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders
Books-A-Million, Inc.

We have audited the accompanying consolidated balance sheets of Books-A-Million, Inc. and subsidiaries (the “Company”), as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the periods ended January 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2010 and January 31, 2009, and the results of its operations and its cash flows for each of the three years in the periods ended January 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 15, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Books-A-Million, Inc.

We have audited Books-A-Million, Inc’s and subsidiaries’  (the “Company”) internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the periods ended January 30, 2010 and our report dated April 15, 2010 expressed an unqualified opinion on those financial statements..

/s/ GRANT THORNTON LLP
Atlanta, Georgia
April 15, 2010

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share and share amounts)

	January 30,	January 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$6,602	$5,529
Accounts receivable, net of allowance for doubtful accounts of $757 and $354, respectively	5,476	5,431
Related party receivables	584	1,133
Inventories	201,510	204,305
Prepayments and other	2,942	3,239
Total Current Assets	217,114	219,637

Property and Equipment:
Land	628	628
Buildings	6,831	6,915
Equipment	92,606	88,999
Furniture and fixtures	59,299	58,086
Leasehold improvements	81,089	79,003
Construction in process	381	536
Gross Property and Equipment	240,834	234,167
Less accumulated depreciation and amortization	187,693	176,129
Net Property and Equipment	53,141	58,038

Deferred Income Taxes	2,200	463
Other Assets:
Goodwill	653	653
Other	390	501
Total Other Assets	1,043	1,154
Total Assets	$273,498	$279,292

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable:
Trade	$88,843	$94,418
Related party	1,814	2,321
Accrued expenses	36,583	35,554
Accrued income taxes	4,824	848
Deferred income taxes	10,146	8,591
Short-term borrowings	--	15,760
Total Current Liabilities	142,210	157,492

Long-term debt	6,360	6,720
Deferred rent	8,319	8,554
Liability for uncertain tax positions	1,901	2,032
Total Non-current Liabilities	16,580	17,306

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $.01 par value; 30,000,000 shares authorized, 21,269,303 and 21,236,218 shares issued and 15,648,222 and 15,780,498 shares outstanding at January 30, 2010 and January 31, 2009, respectively	213	212
Additional paid-in capital	92,044	91,432
Treasury stock at cost, 5,621,081 shares at January 30, 2010 and 5,455,720 shares at January 31, 2009	(47,342)	(46,258)
Retained earnings	69,793	59,108
Total Stockholders’ Equity	114,708	104,494
Total Liabilities and Stockholders’ Equity	$273,498	$279,292

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	52 weeks	52 weeks	52 weeks
Net revenue	$508,667	$515,357	$536,054
Cost of products sold, including warehouse distribution and store occupancy costs	356,438	361,934	376,666
Gross profit	152,229	153,423	159,388

Operating, selling and administrative expenses	115,113	118,734	117,919
Impairment charges	1,046	1,351	60
Depreciation and amortization	14,393	14,448	13,989
Operating profit	21,677	18,890	27,420

Interest expense, net	637	1,920	1,346
Income before income taxes	21,040	16,970	26,074

Provision for income taxes	7,204	6,396	9,552

Net Income	$13,836	$10,574	$16,522

Basic earnings per share:	$0.88	$0.68	$1.00
Diluted earnings per share:	$0.88	$0.68	$1.00

Weighted average shares outstanding:
Basic	15,735	15,670	16,428
Diluted	15,744	15,676	16,476

Dividends per share – declared	$0.30	$0.28	$3.36

.

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity

Balance, February 3, 2007	20,461	$205	$85,396	3,818	$(24,414)	$95,847	$157,034

Net income	--	--	--	--	--	16,522	16,522
ASC 740-10 adjustment	--	--	--	--	--	(1,987)	(1,987)
Purchase of treasury stock, at cost	--	--	--	1,399	(20,054)	--	(20,054)
Dividends paid	--	--	--	--	--	(56,824)	(56,824)
Issuance of restricted stock	155	2	1,464	--	--	--	1,466
Issuance of stock for employee stock purchase plan	8	--	118	--	--	--	118
Exercise of stock options	226	2	1,136	--	--	--	1,138
Tax benefit from exercise of stock options	--	--	1,638	--	--	--	1,638
Balance, February 2, 2008	20,850	$209	$89,752	5,217	$(44,468)	$53,558	$99,051

Net income	--	--	--	--	--	10,574	10,574
Purchase of treasury stock, at cost	--	--	--	239	(1,790)	--	(1,790)
Dividends paid	--	--	--	--	--	(5,024)	(5,024)
Issuance of restricted stock	374	3	1,887	--	--	--	1,890
Issuance of stock for employee stock purchase plan	12	--	132	--	--	--	132
Tax decrement from stock based compensation	--	--	(339)	--	--	--	(339)
Balance, January 31, 2009	21,236	$212	$91,432	5,456	$(46,258)	$59,108	$104,494

Net income	--	--	--	--	--	13,836	13,836
Purchase of treasury stock, at cost	--	--	--	165	(1,084)	--	(1,084)
Dividends paid	--	--	--	--	--	(3,151)	(3,151)
Issuance of restricted stock	157	2	1,205	--	--	--	1,207
Forfeiture of restricted stock	(173)	(2)	(657)	--	--	--	(659)
Issuance of stock for employee stock purchase plan	49	1	111	--	--	--	112
Exercise of stock options	--	--	--	--	--	--	--
Tax decrement from stock based compensation	--	--	(47)	--	--	--	(47)
Balance, January 30, 2010	21,269	$213	$92,044	5,621	$(47,342)	$69,793	$114,708

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	52 Weeks	52Weeks	52 Weeks
Cash Flows from Operating Activities:
Net income	$13,836	$10,574	$16,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,393	14,448	13,989
Stock-based compensation	548	1,890	1,466
Loss on impairment of assets	1,046	1,351	60
Loss on sale of property and equipment	194	271	479
Deferred income taxes	(182)	3,734	2,934
Excess tax (benefit) decrement of stock based compensation	47	339	(1,638)
Bad debt expense	303	93	430
(Increase) decrease in assets:
Accounts receivable	(348)	926	644
Related party receivables	549	2,647	(1,133)
Inventories	2,795	2,531	(6,559)
Prepayments and other	297	1,439	(315)
Noncurrent assets (excluding amortization)	(4)	(412)	(3)
Increase (decrease) in liabilities:
Accounts payable	(5,575)	5,424	5,575
Related party payables	(507)	108	(775)
Accrued income taxes	3,929	(486)	(1,719)
Accrued expenses	664	(5,654)	4,537
Total adjustments	18,149	28,649	17,972
Net cash provided by operating activities	31,985	39,223	34,494

Cash Flows from Investing Activities:
Capital expenditures	(10,725)	(19,819)	(16,878)
Proceeds from sale of property and equipment	103	13	--
Net cash used in investing activities	(10,622)	(19,806)	(16,878)

Cash Flows from Financing Activities:
Borrowings under credit facilities	201,880	236,125	174,212
Repayments under credit facilities	(218,000)	(248,587)	(146,370)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	112	132	1,256
Purchase of treasury stock	(1,084)	(1,790)	(20,054)
Payment of dividends	(3,151)	(5,024)	(56,824)
Excess tax benefit (decrement) from stock based compensation	(47)	(339)	1,638
Net cash used in financing activities	(20,290)	(19,483)	(46,142)

Net Increase (Decrease) in Cash and Cash Equivalents	1,073	(66)	(28,526)
Cash and Cash Equivalents at Beginning of Year	5,529	5,595	34,121
Cash and Cash Equivalents at End of Year	$6,602	$5,529	$5,595

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$596	$2,013	$1,907
Income taxes, net of refunds	$3,874	$3,319	$6,666
Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$--	$(833)	$(368)
Like-kind exchange of assets	$--	$1,600	$--

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies
Business
Books-A-Million, Inc. and its subsidiaries (the “Company”) are principally engaged in the sale of books, magazines and related items through a chain of retail bookstores.  The Company presently operates 223 bookstores in 22 states and the District of Columbia, which are predominantly located in the southeastern United States.  The Company also operates a retail Internet website.  The Company presently consists of Books-A-Million, Inc. and its three wholly owned subsidiaries, American Wholesale Book Company, Inc., Booksamillion.com, Inc. and BAM Card Services, LLC.  All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 9, "Business Segments."

Fiscal Year
The Company operates on a 52 or 53-week year, with the fiscal year ending on the Saturday closest to January 31.  Fiscal years 2010, 2009 and 2008 were each 52-week periods.

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

The results for the fifty-two weeks ended January 31, 2009 and February 2, 2008 contain certain insignificant reclassifications necessary to conform to the presentation of the fifty-two weeks ended January 30, 2010.

Revenue Recognition
The Company recognizes revenue from the sale of merchandise at the time the merchandise is sold and the customer takes delivery.  Returns are recognized at the time the merchandise is returned and processed.  At each period end, an estimate of sales returns is recorded.  Sales return reserves are based on historical returns as a percentage of sales activity.  The historical returns percentage is applied to the sales for which returns are projected to be received after period end.  The estimated returns percentage and return dollars have not materially changed in the last several years.  Sales tax collected is recorded net and is not recognized as revenue and is included on the consolidated balance sheets in accrued expenses.

The Company sells its Millionaire’s Club Card, which entitles the customer to receive a 10% discount on all purchases made during the twelve-month membership period, for a non-refundable fee.  The Company recognizes this revenue over the twelve-month membership period based upon historical customer usage patterns.  Related deferred revenue is included in accrued expenses.

The Company sells gift cards to its customers in its retail stores.  The gift cards do not have an expiration date.  Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions.  The gift card breakage rate is determined based upon historical redemption patterns.  Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity.  At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions.  The Company has a gift card subsidiary, BAM Card Services, LLC. ("Card Services"), to administer the Company’s gift card program and to provide a more advantageous legal structure.  During fiscal 2010, the Company recognized $2.5 million of gift card breakage income.  Breakage income for fiscal 2009 was $1.7 million.  Breakage income for fiscal 2008 was $1.4 million.   Gift card breakage income is included in net revenue in the consolidated statements of income.

Vendor Allowances
The Company receives allowances from its vendors from a variety of programs and arrangements, including placement and co-operative advertising programs. The Company accounts for these allowances under the provisions of ASC 605-50, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which addresses the accounting for vendor allowances.  Vendor allowances in excess of incremental direct costs are reflected as a reduction of inventory costs and recognized in cost of products sold upon the sale of the related inventory.

Accounts Payable
The Company classifies its checks written but not yet cleared by the bank in accounts payable since the right to offset does not exist as of January 30, 2010 as described in the provisions of ASC 210-20-05, Offset Amounts Related to Certain Contracts.  Checks are only written once approved by management.  Amounts included in accounts payable representing checks written but not yet cleared as of January 30, 2010 and January 31, 2009 were $18.5 million and $19.5 million, respectively.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories
Inventories are valued at the lower of cost or market, using the retail method. Market is determined based on the lower of replacement cost or estimated realizable value.  Using the retail method, store and warehouse inventories are valued by applying a calculated cost to retail ratio to the retail value of inventories.

The Company currently utilizes the last-in, first-out (LIFO) method of accounting for inventories.  The cumulative difference between replacement and current cost of inventory over stated LIFO value was $3.3 million as of January 30, 2010 and $2.9 million as of January 31, 2009.  The estimated replacement cost of inventory is the current first-in, first-out (FIFO) value of $204.8 million.

Physical inventory counts are taken throughout the course of the fiscal period and reconciled to the Company’s records.  Accruals for inventory shortages are estimated based upon historical shortage results.  As of January 30, 2010 and January 31, 2009 the accrual was $5.6 million.

Inventories were:
	Fiscal Year Ended
(In thousands)	January 30, 2010	January 31, 2009
Inventories (at FIFO)	$204,834	$207,217
LIFO reserve	(3,324)	(2,912)
Net inventories	$201,510	$204,305

Property and Equipment
Property and equipment are recorded at cost. Depreciation of equipment and furniture and fixtures is provided on the straight-line method over the estimated service lives, which range from three to ten years. Depreciation of buildings and amortization of leasehold improvements, including remodels, is provided on the straight-line basis over the lesser of the assets’ estimated useful lives (ranging from 5 to 40 years) or, if applicable, the periods of the leases. Determination of useful asset life is based on several factors requiring judgment by management and adherence to generally accepted accounting principles for depreciable periods. Judgment used by management in the determination of useful asset life could relate to any of the following factors: expected use of the asset; expected useful life of similar assets; any legal, regulatory, or contractual provisions that may limit the useful life; and other factors that may impair the economic useful life of the asset. Maintenance and repairs are charged to expense as incurred. Improvement costs, which extend the useful life of an asset, are capitalized to property accounts and depreciated over the asset's expected remaining life.  The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the accounts, and the related gain or loss is credited or charged to income.

Long-Lived Assets
The Company’s long-lived assets consist of property and equipment which includes leasehold improvements. At January 30, 2010, the Company had $53.1 million of property and equipment, net of accumulated depreciation, accounting for approximately 19.4% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows.  If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Impairment losses, excluding goodwill impairment, totaled $1.0 million, $0.7 million and $0.1 million in fiscal 2010, 2009 and 2008, respectively, and were recorded in impairment charges in the consolidated statements of income.  For all years presented, the impairment losses related to the retail trade business segment.

Goodwill
At January 30, 2010, the Company had $0.7 million of goodwill, accounting for approximately 0.2% of the Company’s total assets. ASC 350, Goodwill and Other Intangible Assets, requires that goodwill and other indefinite life intangible assets be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by ASC 350. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital (“WACC”), and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments.

The Company completed its latest annual impairment test on goodwill during the fourth quarter of fiscal 2010 and determined that no impairment charge was required.  The Company has noted no subsequent indicators of impairment.  Changes in market conditions, among other factors, could have a material impact on these estimates.

Deferred Rent
The Company recognizes rent expense by the straight-line method over the lease term, including lease renewal option periods that can be reasonably assured at the inception of the lease.  The lease term commences on the date when the Company takes possession and has the right to control use of the leased premises.  Also, funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements are recorded as a deferred credit resulting from a lease incentive and are amortized over the lease term as a reduction of rent expense.  As of January 30, 2010, deferred rent totaled $9.6 million compared to $10.1 million as of January 31, 2009.  Deferred rent includes both long-term and short-term deferred rent payables.

Loss from Discontinued Operations
The Company periodically closes under-performing stores.   The Company believes that a store is a component under ASC 205-20, Discontinued Operations. Therefore, each store closure would result in the reporting of a discontinued operation unless the operations and cash flows from the closed store could be absorbed in some part by surrounding Company stores(s) within the same market area. Management evaluates certain factors in determining whether a closed store’s operations could be absorbed by surrounding store(s); the primary factor considered is the distance to the next closest Books-A-Million store. When a closed store results in a discontinued operation, the results of operations of the closed store include store closing costs and any related asset impairments. See Note 8 for discontinued operations disclosures.

Store Opening Costs
Non-capital expenditures incurred in preparation for opening new retail stores are expensed as incurred.

Store Closing Costs
The Company continually evaluates the profitability of its stores.  When the Company closes or relocates a store, the Company incurs unrecoverable costs, including net book value of abandoned fixtures and leasehold improvements, lease termination payments, costs to transfer inventory and usable fixtures and other costs of vacating the leased location.  Such costs are expensed as incurred and are included in operating, selling and administrative expenses in the consolidated statements of income.  During fiscal 2010, 2009 and 2008, the Company recognized store closing costs of $0.2 million, $0.4 million and $0.6 million, respectively.

Advertising Costs
The costs of advertising are expensed as incurred.  Advertising costs, net of applicable vendor reimbursements of $1.7 million, $1.8 million and $1.8 million, are charged to operating, selling and administrative expenses, and totaled $3.5 million, $3.3 million and $3.8 million for fiscal years 2010, 2009 and 2008, respectively.

Insurance Accruals
The Company is subject to large deductibles under its workers’ compensation and health insurance policies.  Amounts are accrued currently for the estimated cost of claims incurred, both reported and unreported.

Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that result in temporary differences between the amounts recorded in its financial statements and tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts
Receivables represent customer, landlord and other receivables due within one year and are net of any allowance for doubtful accounts.  Net receivables were $6.1 million and $6.6 million for January 30, 2010 and January 31, 2009, respectively.  Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest.  The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns.  If it is determined that a customer will be unable to fully meet its financial obligation, such as the case of a bankruptcy filing or other material events impacting its business, a specific accrual for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents.  The Company places its cash and cash equivalents in high credit quality financial institutions.  The Company is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the consolidated balance sheet exceeds Federal Deposit Insurance Corporation (FDIC) deposit limits per institution.  Amounts due from third party credit card processors for the settlement of debit card, credit card and electronic check transactions are included as cash equivalents as they are generally collected within three business days.  Cash equivalents related to debit card, credit card and electronic check transactions at January 30, 2010 and January 31, 2009 were $3.0 million and $3.5 million, respectively.

Sales and Use Tax Contingencies
The Company is subject to potential ongoing sales and use tax audits and other tax issues for both its retail and electronic commerce segments.  It is the policy of the Company to estimate any potential tax contingency liabilities based on various factors such as ongoing state audits, historical results of audits at the state level and specific tax issues. Accruals for potential tax contingencies are recorded by the Company when they are deemed to have a probable likelihood of a liability and the liability can be reasonably estimated.

Stockholders' Equity
Basic net income per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution, using the treasury stock method that could occur if stock options are exercised.  Diluted EPS has been computed based on the average number of shares outstanding including the effect of outstanding stock options, if dilutive, in each respective year.  A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

	Fiscal Year Ended
(In thousands)	January 30, 2010	January 31, 2009(1)	February 2, 2008(1)
Weighted average shares outstanding:
Basic	15,735	15,670	16,428
Dilutive effect of stock options outstanding	9	6	48
Diluted	15,744	15,676	16,476
(1)
On February 1, 2009, the Company adopted ASC 260-10-45, Earnings per Share, for calculating earnings per share when participating securities are present. The Company's unvested restricted stock awards pay non-forfeitable dividends and therefore qualify as participating securities. The above information reflects the effect of this change as if the Company had adopted ASC 260-10-45 at the beginning of the earliest period presented.

In March 2010, the Board of Directors (the “Board”) authorized a new common stock repurchase program (the “March 2010 Program”) of $5.0 million to repurchase our common stock through April 30, 2011.  See Note 15, "Subsequent Events" in the notes to consolidated financial statements.  The March 2010 Program replaced our other programs, with the most recent program being adopted in March 2009 with an expiration date of April 2010.    Stock repurchases may be made in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management.

Under the March 2009 program, the Company repurchased 165,000 shares at costs of $1.1 million during the fiscal year ended January 30, 2010.  As of January 30, 2010, the Company had repurchased a total of 5,621,081 shares of our common stock at a cost of $47.3 million in total under the programs.

Disclosure of Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying financial statements at cost, which approximates fair value because of the short-term maturity of these instruments.  Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities at January 30, 2010 and January 31, 2009, the Company’s debt approximates fair value.

Stock-Based Compensation
The Company accounts for stock-based compensation under the provisions of ASC 718, Share-Based Payment.  ASC 718 requires the Company to recognize expense related to the fair value of its stock-based compensation awards, including employee stock options.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s pre-tax compensation cost for stock-based employee compensation was $0.5 million ($0.4 million net of taxes), $1.9 million ($1.2 million net of taxes) and $1.5 million ($0.9 million net of taxes) for the years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively, and were recorded in operating, selling and administrative expenses in the consolidated statements of income.

Under the 2005 Incentive Award Plan, employees are entitled to receive dividends on non-vested restricted stock.  Pursuant to ASC 718-740, Accounting for Income Tax Benefits of Dividends on Share Based Payment Awards, the Company has recorded a tax benefit on these dividends of $36,000, $48,000 and $463,000 for fiscal 2010, 2009 and 2008, respectively.

2.       Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2008, the Financial Accounting Standards Board (the "FASB") issued certain amendments as codified in Accounting Standards Codification ("ASC") 715-20, Compensation — Retirement Benefits, Defined Benefit Plans.  These amendments require additional disclosures regarding how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets  The disclosures about plan assets are required to be provided for fiscal years ending after December 15, 2009, with no restatement required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions is permitted.  Adoption of ASC 715-20 did not have a material effect on the Company's consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events.  ASC 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC 855 had no impact on the Company's consolidated financial statements as the Company already followed a similar approach prior to the adoption of this standard.

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles.  ASC 105 has become the single source of authoritative United States generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities, effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB now issues Accounting Standards Updates that are not considered authoritative in their own right, but will serve to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  The Company adopted this standard in the third quarter of fiscal year 2010 and the adoption did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2009, the FASB issued ASC 860, Transfers and Servicing. ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not believe the adoption of ASC 860 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued certain amendments as codified in ASC 810-10, Consolidation — Variable Interest Entities.  These amendments change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASC 810-10 will be effective for interim and annual reporting periods beginning after November 15, 2009. The Company does not believe the adoption of ASC 810-10 will have a material impact on its consolidated financial position, results of operations or cash flows.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2009, the FASB issued ASU 2009-13, which amends ASC 605-25, Revenue Recognition; Multiple-Element Arrangements.  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  These amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

  3.    Income Taxes
A summary of the components of the income tax provision is as follows (in thousands):

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Current:
Federal	$7,096	$2,398	$6,304
State	290	264	314
	$7,386	$2,662	$6,618
Deferred:
Federal	$(175)	$3,388	$2,481
State	(7)	346	453
	$(182)	$3,734	$2,934

Provision for income taxes	$7,204	$6,396	$9,552

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax provision	1.3%	3.2%	2.1%
Nondeductible meals and entertainment expense	0.2%	0.5%	0.3%
Other	(1.2%)	--	0.1%
ASC 740-10 unrecorded tax benefit adjustment	(0.2%)	(0.8%)	--
Federal tax credits	(0.9%)	(0.2%)	(0.9%)
Effective income tax rate	34.2%	37.7%	36.6%

Temporary differences (in thousands) which created deferred tax assets (liabilities) at January 30, 2010 and January 31, 2009, are as follows:

	As of January 30, 2010		As of January 31, 2009
	Current	Noncurrent	Current	Noncurrent
Depreciation	$--	$(1,504)	$--	$(2,175)
Accruals	1,999	--	1,507	--
Inventory	(12,846)	--	(10,494)	--
State net operating loss carry forwards	--	20	--	28
Deferred rent	523	3,634	631	2,547
Prepaids	(954)	--	(1,196)	--
Amortization	--	(100)	--	(77)
Allowance for bad debts	308	--	143	--
State tax	--	150	--	140
Stock compensation	824	--	818	--
	(10,146)	2,200	(8,591)	463
Less: Valuation allowances	--	--	--	--
Deferred tax asset (liability)	$(10,146)	$2,200	$(8,591)	$463

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 30, 2010, the Company had state net operating loss carry forwards of $376,000 that expire beginning in 2011 through 2028.

The Company accounts for the recognition, measurement, presentation and disclosure of uncertain tax positions in accordance with the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.   The Company evaluates these unrecognized tax benefits each reporting period.  As of January 30, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.9 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 30, 2010	January 31, 2009
Balance at beginning of year	$2,032	$2,174
Additions based on tax positions related to current year	278	120
Reductions for tax positions of previous year	(409)	(262)
Balance at end of year	$1,901	$2,032

The Company and its subsidiaries are subject to United States federal income tax as well as income tax of multiple state jurisdictions. In many cases these uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  The Company has operations in various state jurisdictions that are currently under audit for years ranging from 2006 through 2009. With few exceptions, we are no longer subject to United States federal, state or local, or non-United States, income tax examinations for years prior to 2006.

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months. These changes may be the result of new federal, state, or local audits.  It is also expected that the statute of limitations for certain unrecognized tax benefits will expire in the next 12 months resulting in a reduction of the liability for unrecognized tax benefits of $0.3 million.  The balance of the unrecognized tax benefits is primarily related to uncertain tax positions for which there are no current ongoing federal or state audits and therefore, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company's policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.9 million and $0.8 million as of January 30, 2010 and January 31, 2009, respectively.  During fiscal year 2010 the Company recognized $27,000 of interest and penalties.

A valuation allowance was established at the end of fiscal 2007 for net deferred taxes for a wholly-owned subsidiary.  As of January 31, 2009, that entity was merged into the parent company.  As a result, the net operating losses of that subsidiary are no longer available, and a valuation allowance was deemed unnecessary, as the realization of the remaining net operating losses is considered more likely than not.  All remaining net operating losses relate to entities that were not merged.

4.      Debt and Lines of Credit
The Company’s current credit facility (the "Facility") allows for unsecured borrowings up to $100 million for which no principal payments are due until the facility expires in July 2011.  Availability under the Facility is reduced by outstanding letters of credit issued there under.  Interest on borrowings under the Facility is determined based upon applicable LIBOR rates and the Company’s rate spread, which varies depending on the maintenance of certain covenants.  The Facility contains financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio.  Additionally, the covenants restrict the amount of dividends that can be paid if a certain amount of equity is not maintained.  The Company was in compliance with all covenants during fiscal 2010 and as of January 30, 2010. The Company had no borrowings outstanding under the Facility as of January 30, 2010.  The outstanding balance under the Facility as of January 31, 2009 was $15.8 million.  The face amount of letters of credit issued under the Facility as of January 30, 2010 and January 31, 2009 were $2.1 million and $2.2 million, respectively.  The maximum and average outstanding borrowings under the Facility (excluding the face amount of letters of credit issued thereunder) during fiscal 2010 were $34.3 million and $15.3 million, respectively.  The outstanding amount, if any, is considered short-term in the financial statements because all borrowings under the Facility are completed under tranches that are due in 12 months or less, as allowed under the Facility.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”), which was secured by a mortgage interest in these facilities.  As of January 30, 2010 and January 31, 2009, there were $6.4 million and $6.7 million of borrowings outstanding, respectively, under these arrangements, which bear interest at variable rates (1.25% as of January 30, 2010).  The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond, unless extended by the bondholder.  In fiscal 2007, an unrelated bank purchased the Bond from the existing bondholder, and the new bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the bond.  Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

5.      Leases
The Company leases the premises for its retail bookstores under operating leases, which expire in various years through the year 2022.  Many of these leases contain renewal options and require the Company to pay executory costs (such as property taxes, maintenance, and insurance).  In addition to fixed minimum rentals, some of the Company’s leases require contingent rentals based on a percentage of sales.  The Company also has minimal operating leases for equipment and trailer trucks.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of January 30, 2010 are as follows (in thousands):

Fiscal Year	Future Minimum Rent
2010	$ 39,051
2011	34,394
2012	27,394
2013	21,702
2014	18,344
Subsequent years	52,874
Total	$193,759

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Minimum rentals	$37,798	$37,483	$35,347
Contingent rentals	144	90	(25)
Total	$37,942	$37,573	$35,322

6.      Employee Benefit Plans
401(k) Profit-Sharing Plan
The Company and its subsidiaries maintain a 401(k) plan covering all employees who have completed six months of service and who are at least 21 years of age, and permit participants to contribute from 1% to 15% of compensation and participants over 50 years of age are allowed to make catch-up contributions.  Limits to contributions by employees are established by the Internal Revenue Code.  Company matching and supplemental contributions are made at management’s discretion. Company matching contributions were 50% for fiscal 2010, 2009 and 2008.  The employer contributions are made on employee contributions up to a maximum of 3%, 6% and 6% of the employee’s salary for fiscal 2010, 2009 and 2008, respectively.  The expense under this plan was $0.4 million, $0.4 million and $0.7 million in fiscal 2010, 2009 and 2008, respectively.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2005 Incentive Award Plan
On June 1, 2005, the stockholders of the Company approved the adoption of the Books-A-Million, Inc. 2005 Incentive Award Plan (the “2005 Plan”) for a total of 300,000 shares.  On June 8, 2006, the stockholders of the Company approved an additional 300,000 shares to be awarded under the Plan, and on May 29, 2008, the stockholders of the Company approved an additional 600,000 shares to be awarded under the Plan.   An aggregate of 1,200,000 shares of common stock may be awarded under the 2005 Plan.  From June 1, 2005 through January 30, 2010, awards under the 2005 Plan consisted solely of awards of restricted stock.  Each year the compensation committee makes awards to the Company’s officers and key employees pursuant to the terms of the plan.  In addition, directors who have served eleven consecutive months are eligible for awards as well as new directors appointed to the Board.    Shares granted under the 2005 Plan (net of cancellations and forfeitures) were (14,755), 309,583 and 81,475 in fiscal 2010, 2009 and 2008, respectively.  Shares granted in fiscal 2010 include forfeitures of unvested restricted stock grants for an employee who resigned during the second quarter.  The compensation expense related to these grants is being expensed over the vesting period for the individual grants.  The Company has recorded $0.5 million, $1.9 million and $1.5 million of stock-based compensation for the restricted stock grants in fiscal 2010, 2009 and 2008, respectively.

There are two types of restricted stock awards to employees.  The first type of restricted stock award is “career based shares.”  Career based shares are completely unvested until the last day of the third or fifth fiscal year after the date of the grant (as applicable based on the service period specified) whereupon such career based shares vest in full if the employee who received the grant is then employed by the Company.  The compensation expense for these shares is recognized ratably over the three-year or five-year requisite service period.  The second type of restricted stock award is “performance based shares.”  Performance based shares are earned and issued based on the achievement of certain performance goals for the fiscal year in which they are awarded.  If the performance goals are met, the performance based shares that are then granted vest in 50% increments at the end of the first and second fiscal years after the fiscal year in which they were granted if the employee who received the grant is then employed by the Company.  Compensation expense for these shares is recognized ratably over the period beginning on the date the Company determines that it is probable the performance goals will be achieved and ending on the last day of the vesting period.

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

Executive Incentive Plan
The Company maintains an Executive Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for awards to certain executive officers of either cash or shares of restricted stock. The Company has historically issued awards only in the form of restricted stock. Issuance of awards under the Incentive Plan is based on the Company achieving pre-established performance goals during a three consecutive fiscal year performance period. Awards issued under the Incentive Plan for a particular performance period vest on the third anniversary of the last day of such performance period if the recipient remains employed by the Company on such vesting date.  Awards under the Incentive Plan are expensed ratably over the period from the date that the issuance of such awards becomes probable through the end of the restriction period.  The final grant for the Incentive Plan was awarded in March 2006 for the January 28, 2006 three-year performance period.  There will be no future awards under the Incentive Plan.

Restricted Stock Table
A combined summary of the status of restricted stock grants to employees and directors under the 2005 Incentive Award Plan and the Executive Incentive Plan is as follows (shares in thousands):

	Fiscal Year Ended
	January 30, 2010		January 31, 2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	531	$8.49	271	$12.44
Shares granted	158	$3.33	377	$6.82
Shares vested	(51)	$12.16	(114)	$11.04
Shares forfeited	(173)	$8.64	(3)	$11.67
Shares at end of period	465	$6.28	531	$8.49

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Plan
In April 1999, the Company adopted the 1999 Amended and Restated Employee Stock Option Plan (the “Stock Option Plan”) which provided for option grants to executive officers, directors, and key employees.  Upon the approval of the 2005 Incentive Award Plan by the Company’s stockholders at the Company’s annual meeting held in June 2005, the board determined that no more awards would be made under the Stock Option Plan.  Options previously issued under the Stock Option Plan remain valid.  All options granted prior to January 9, 2001 vested over a five-year period and expired on the sixth anniversary of the date of grant, and all options granted on and after January 9, 2001 vest over a three-year period and expire on the tenth anniversary of the date of grant.  All options have exercise prices equal to the fair market value of the common stock on the date of grant.  A summary of the status of the Company’s Stock Option Plan is as follows (shares in thousands):

	Fiscal Year Ended
	January 30, 2010		January 31, 2009		February 2, 2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	43	$5.31	43	$5.31	270	$5.09
Granted	--	--	--	--	--	--
Exercised	--	--	--	--	(226)	5.05
Forfeited	(3)	5.39	--	--	(1)	5.76
Outstanding at end of year	40	$5.32	43	$5.31	43	$5.31
Exercisable at end of year	40	$5.32	43	$5.31	43	$5.31

During fiscal years 2010, 2009 and 2008, the Company recognized tax benefits/(decrement) related to the exercise of stock options and restricted stock dividends in the amount of $(47,000), $(0.3) million and $1.6 million, respectively.  The tax benefits were credited to paid-in capital in the respective years.

The total intrinsic value of stock options exercised during the year ended January 30, 2010 was $529.

The following table summarizes information about stock options outstanding as of January 30, 2010 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average		Number
	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
Range of	January 30,	Contractual	Average	January 30,	Average
Exercise Price	2010	Life (Years)	Exercise Price	2010	Exercise Price
$1.69 - $ 2.37	10	2.80	$2.30	10	$2.30
$2.68 - $ 5.85	7	2.01	$3.04	7	$3.04
$6.13 - $9.62	23	4.22	$7.27	23	$7.27
Totals	40	3.50	$5.32	40	$5.32

The aggregate intrinsic value of outstanding options and exercisable options under the Stock Option Plan at January 30, 2010 were $0.1 million.

Other Information
As of January 30, 2010 the Company has $1.2 million of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Stock-based Compensation Expense
2011	$ 825,000
2012	319,000
2013	2,000
2014	--
Total	$ 1,146,000

The Company received cash from options exercised during the fiscal years 2010, 2009 and 2008 of $199, $0, and $1,138,000 respectively.  The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number of shares of common stock currently reserved under the 2005 Plan for stock-based compensation programs as of January 30, 2010 is 513,299 shares.

Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan under which 400,000 shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year.  Of the total reserved shares, 373,432, 289,031 and 276,732 shares have been purchased as of January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

Executives’ Deferred Compensation Plan
During fiscal 2006, the Board adopted the Books-A-Million, Inc. Executives’ Deferred Compensation Plan (the “Executives’ Deferred Compensation Plan”).  The Executives’ Deferred Compensation Plan provides a select group of management or highly compensated employees of the Company and certain of its subsidiaries (the “Participants”) with the opportunity to defer the receipt of certain cash compensation.  Each Participant may elect to defer under the Executives’ Deferred Compensation Plan a portion of his or her cash compensation that may otherwise be payable in a calendar year.  A Participant’s compensation deferrals are credited to the Participant’s bookkeeping account (the “Account”) maintained under the Executives’ Deferred Compensation Plan.  Each Participant’s Account is credited with a deemed rate of interest and/or earnings or losses depending upon the investment performance of the deemed investment option.

With certain exceptions, a Participant’s Account will be paid after the earlier of: (1) a fixed payment date, as elected by the Participant (if any); or (2) the Participant’s separation from service with the Company or its subsidiaries.  Participants may generally elect that payments be made in a single sum or installments in the year specified by the Participant or upon their separation from service with the Company.  Additionally, a Participant may elect to receive payment upon a Change of Control, as defined in, and to the extent permitted by, Section 409A of the Internal Revenue Code of 1986, as amended.

Directors’ Deferred Compensation Plan
During fiscal 2006, the Board adopted the Books-A-Million, Inc. Directors’ Deferred Compensation Plan (the “Directors’ Deferred Compensation Plan”).  The Directors’ Deferred Compensation Plan provides the Non-Employee Directors with the opportunity to defer the receipt of certain amounts payable for serving as a member of the Board (the “Fees”).  A Non-Employee Director’s Fee deferrals are credited to the Non-Employee Director’s bookkeeping account (the “Account”) maintained under the Directors’ Deferred Compensation Plan.  Each participating Non-Employee Director’s Account is credited with a deemed rate of interest and/or earnings or losses depending upon the investment performance of the deemed investment option.

With certain exceptions, a participating Non-Employee Director’s Account will be paid after the earlier of: (1) a fixed payment date, as elected by the participating Non-Employee Director (if any); or (2) the participating Non-Employee Director's separation from service on the Board.  The participating Non-Employee Director may generally elect that payments be made in a single sum or installments in the year specified by the participating Non-Employee Director or upon the Non-Employee Director’s separation from service on the Board. Additionally, a participating Non-Employee Director may elect to receive payment upon a Change of Control, as defined in, and to the extent permitted by, Section 409A of the Internal Revenue Code of 1986, as amended.

7.      Related Party Transactions
Certain stockholders and directors (including certain officers) of the Company have controlling ownership interests in other entities with which the Company conducts business.  Transactions between the Company and these various other entities (“related parties”) are summarized in the following paragraphs:

The Company purchases a substantial portion of its magazines as well as certain seasonal music and newspapers from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate through common ownership. During fiscal 2010, 2009 and 2008, purchases of these items from Anderson Media totaled $24.1 million, $22.7 million and $26.0 million, respectively.  The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate through common ownership.  During fiscal 2010, 2009 and 2008, such purchases from Anderson Press totaled $1.5 million, $1.6 million and $2.3 million, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers Limited (“Anco Far East”), an affiliate through common ownership. The amount paid to Anco Far East was $2.6 million, $1.9 million and $2.6 million for fiscal 2010, 2009 and 2008, respectively. These amounts paid to Anco Far East included the actual cost of the product, as well as fees for sourcing and consolidation services. All other costs, other than the sourcing and consolidation service fees, were passed through from other vendors. Anco Far East fees, net of the passed-through costs, for fiscal years 2010, 2009 and 2008 were $0.2 million, $0.1 million and $0.2 million, respectively.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company sold books to Anderson Media in the amounts of $23,000, $1.3 million and $3.7 million in fiscal 2010, 2009 and 2008, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, a former member of the Board of Directors.  The lease term is month to month.  During fiscal 2010, 2009 and 2008, the Company paid rent of approximately $0.2 million to the trust under this lease.  Anderson & Anderson LLC (“A&A”), which is an affiliate through common ownership, also leases three buildings to the Company.  During fiscal 2010, 2009 and 2008, the Company paid A&A a total of $0.5 million, $0.5 million, and $0.4 million, respectively, in connection with such leases.  There were no future minimum rental payments on any of the four leases at January 30, 2010. The Company subleases certain property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the southeastern United States. One of the Company's directors, Albert C. Johnson, and Terry Finley, Executive Vice President and Chief Merchandising Officer, are members of Hibbett’s board of directors.  Additionally, the Company's Chairman, President and Chief Executive Officer, Clyde B. Anderson, served on Hibbett's board of directors until June 2, 2008.  During fiscal 2010, 2009 and 2008, the Company received approximately $0.2 million in rental payments from Hibbett.

The Company, A&A, Anderson Promotional Events, Inc. and Anderson Press co-own two airplanes that are used by the Company in its business.  The Company owns a 26.0% interest in each of these airplanes.  Prior to July 1, 2008, the Company held a 49.9% interest in one airplane co-owned by the Company and A&A.  In an effort to reduce operating and administrative expenses, on July 1, 2008 the Company entered into a like-kind exchange transaction whereby it transferred 23.9% of its interest in the one airplane in exchange for a 26.0% interest in another airplane co-owned by A&A, Anderson Promotional Events, Inc., Anderson Press and certain other parties (the “Co-Ownership Group”).  The value of the airplane interests transferred and received by the Company in this exchange was approximately $1.6 million.  No cash traded hands in this exchange.  Through June 30, 2008, the Company maintained administrative control and rented the original airplane to other affiliated companies at rates that covered all variable costs and a portion of the fixed costs of operating the airplane.  In fiscal year 2010 and 2009, the Company was billed $0.5 million and $0.4 million, respectively, by the Co-Ownership Group under the new cost sharing arrangement for the Company’s use of the two airplanes.  The expenses the Company pays for airplane use covers all of the variable costs attributable to the Company’s use of the plane and a portion of the fixed costs.

8.      Income or (Loss) from Discontinued Operations
The Company closed one store in a market located in North Carolina where the Company does not expect another of its existing stores to absorb the closed store customers during fiscal 2010.  The store's sales and operating results for fiscal 2010 were not reported as discontinued operations because the impact on the financial statements was immaterial.  For fiscal 2010 the closed stores had sales of $0.6 million and pretax operating loss of $0.2 million.

The Company did not close any stores in a market where the Company does not expect another of its existing stores to absorb the closed store customers during fiscal 2009.  The Company continues to report in discontinued operations stores closed in prior years where the Company does not expect to retain the closed stores’ customers at another store.

9.    Business Segments
The Company has two reportable operating segments: retail trade and electronic commerce trade.  These reportable operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally.

Our chief operating decision maker is our Chairman, President and Chief Executive Officer.  The Company is primarily a retailer of book merchandise.  The Company’s two reportable segments are two distinct business units, one a traditional retailer of book merchandise and the other a seller of book merchandise primarily over the Internet.  The electronic commerce trade segment is managed separately due to divergent technology and marketing requirements. The retail trade reportable segment also includes the Company’s distribution center operations, which predominantly supplies merchandise to our retail stores.  Through the distribution center operations the Company sells books to outside parties on a wholesale basis.  These sales are not material.

The Company evaluates the performance of the retail trade and electronic commerce trade segments based on profit and loss from operations before interest and income taxes.  Certain intersegment cost allocations have been made based upon consolidated and segment revenues.  Shipping income related to Internet sales is included in net sales, and shipping expense is included in cost of sales.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Both the retail trade and electronic commerce trade reportable segments derive revenues primarily from the sale of book merchandise through sales in our retail stores and over the Internet, respectively.

	Fiscal Year Ended
Segment information (in thousands)	January 30, 2010	January 31, 2009	February 2, 2008
Net Sales
Retail Trade	$503,326	$510,339	$529,532
Electronic Commerce Trade	23,820	25,166	26,992
Intersegment Sales Elimination	(18,479)	(20,148)	(20,470)
Net Sales	$508,667	$515,357	$536,054

Operating Profit
Retail Trade	$21,922	$18,276	$26,911
Electronic Commerce Trade	1,147	1,541	1,462
Intersegment Elimination of Certain Costs	(1,392)	(927)	(953)
Total Operating Profit	$21,677	$18,890	$27,420

Assets
Retail Trade	$271,701	$277,896	$283,452
Electronic Commerce Trade	1,797	1,396	1,381
Total Assets	$273,498	$279,292	$284,833

Sales as a percentage of net sales by merchandise category is as follows:

	January 30, 2010	January 31, 2009	February 2, 2008
Books and magazines	80.9%	82.4%	83.8%
General merchandise	8.7%	8.1%	7.7%
Café	4.2%	4.2%	4.4%
Other	6.2%	5.3%	4.1%
Total	100%	100%	100%

General merchandise consists of gifts, cards, collectibles and similar types of products.  Café consists of coffee, tea and other edible products, as well as gift items related to our Joe Muggs cafés.  Other products include music, DVD, E-Book and other products.

10.      Commitments and Contingencies
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

The nature and terms of these types of indemnities vary.  The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific.  The overall maximum amount of obligations cannot be reasonably estimated.  Historically, the Company has not incurred significant costs related to performance under these types of indemnities.  No liabilities have been recorded for these obligations on the Company’s balance sheet at each of January 30, 2010 and January 31, 2009, as such liabilities are considered de minimis.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Cash Dividend
On March 11, 2010, the Company announced that its Board of Directors had approved a quarterly cash dividend of $0.05 per share and an additional cash dividend of $0.10 per share for a total cash dividend of $0.15 per share for stockholders of record at the close of business on March 25, 2010, payable on April 8, 2010.  The Company intends to pay quarterly dividends in the future, subject to availability of funds and Board approval.

12.      Accrued Expenses
Accrued expenses consist of the following (in thousands):

	January 30, 2010	January 31, 2009
Accrued expenses:
Salaries, wages and employee benefits	$8,636	$5,705
Giftcard liabilities to customers	9,221	9,730
Deferred club card income	7,917	6,550
Taxes, other than income	3,878	4,698
Rent	1,451	2,263
Other	5,480	6,608
	$36,583	$35,554

13. Summary of Quarterly Results (Unaudited)
The following tables set forth certain unaudited financial data for the quarters indicated:

	Fiscal Year Ended January 30, 2010
	First	Second	Third	Fourth	Total
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year
Net revenue	$118,170	$122,443	$110,885	$157,169	$508,667
Gross profit	35,277	36,122	28,806	52,024	152,229
Operating profit (loss)	3,526	2,607	(2,620)	18,164	21,677
Net income (loss)	2,058	1,508	(1,641)	11,911	13,836
Net income (loss) per share – basic	0.13	0.10	(0.10)	0.75	0.88
Net income (loss) per share – diluted	0.13	0.10	(0.10)	0.75	0.88

	Fiscal Year Ended January 31, 2009
	First	Second	Third	Fourth	Total
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year
Net revenue	$115,917	$123,253	$111,520	$164,667	$515,357
Gross profit	34,359	35,539	29,643	53,882	153,423
Operating profit (loss)	2,017	1,580	(2,858)	18,151	18,890
Net income (loss)	906	646	(2,187)	11,209	10,574
Net income (loss) per share – basic	0.07	0.04	(0.14)	0.71	0.68
Net income (loss) per share – diluted	0.07	0.04	(0.14)	0.71	0.68

14. Fair Value Measurements
ASC 820-10, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  As of January 30, 2010 the Company had no assets or liabilities which are required to be disclosed under the provisions of ASC 820-10.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At January 30, 2010, there were no borrowings outstanding under our revolving line of credit agreement and $6.4 million outstanding under our long-term debt agreement.  The borrowings under our revolving line of credit agreement and our long-term debt agreement bear interest at the variable rate described in Note 4 and therefore approximate fair value at January 30, 2010.

15. Subsequent Events
On March 11, 2010, the Company announced that its Board of Directors had approved a quarterly cash dividend of $0.05 per share and an additional cash dividend of $0.10 per share for a total cash dividend of $0.15 per share for stockholders of record at the close of business on March 25, 2010, payable on April 8, 2010.

On March 11, 2010, the Board of Directors (the “Board”) also authorized a new common stock repurchase program (the “March 2010 Program”) of $5.0 million to repurchase our common stock through April 30, 2011.  The March 2010 Program replaced our other programs, with the most recent program being adopted in March 2009 with an expiration date of April 2010.    Stock repurchases may be made in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management.

On March 24, 2010, the Company entered into a Limited Liability Company Agreement (the “Agreement”) to purchase a 40% equity interest in Yogurt Mountain Holding, LLC (“Yogurt Mountain”).  As part of the Agreement, the Company contributed $3.0 million in cash.  Yogurt Mountain was formed for the purpose of developing and operating retail yogurt stores and franchising retail yogurt stores to third party franchisees. The retail stores offer tart yogurts that cater to the growing trend in healthy foods.  Yogurt Mountain currently operates two retail yogurt stores in Alabama.

In connection with the Agreement, the Company entered a Line of Credit Agreement (the “Agreement”) with Yogurt Mountain pursuant to which the Company has committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015.  The proceeds from the Agreement shall be used by Yogurt Mountain for the purpose of new store growth capital requirements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

 We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, Executive Vice President and Chief Administrative Officer and Chief Financial Officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, with the participation of our Chairman, President and Chief Executive Officer, Executive Vice President and Chief Administrative Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon their evaluation and subject to the foregoing, the Chairman, President and Chief Executive Officer, the Executive Vice President and Chief Administrative Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective as of January 30, 2010.

       (b) Management’s Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of management, including the Chairman, President and Chief Executive Officer, the Executive Vice President and Chief Administrative Officer and the Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of January 30, 2010.

The independent registered public accounting firm, Grant Thornton LLP has audited the consolidated financial statements as of and for the year ended January 30, 2010 and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 8 herein.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended January 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Corporate Governance

The sections under the heading “Proposal 1-Election of Directors” entitled “Nominees for Election - Term Expiring 2013,” “Incumbent Directors - Term Expiring 2011,” and “Incumbent Directors - Term Expiring 2012” of the Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2010, are incorporated herein by reference.  The information under the heading “Corporate Governance and Board Matters” included in the Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2010 is incorporated herein by reference.  The information under the heading “Beneficial Ownership of Common Stock – Compliance with Section 16(a) of the Securities Exchange Act of 1934” included in the Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2010 is incorporated herein by reference.

Executive Officers

All of our executive officers are elected annually by and serve at the discretion of the Board of Directors.  Our current executive officers are listed below:

Name	Age	Position with the Company
Clyde B. Anderson	49	Chairman, President and Chief Executive Officer
Terrance G. Finley	56	Executive Vice President and Chief Merchandising Officer
Douglas G. Markham	54	Executive Vice President and Chief Administrative Officer
Brian W. White	39	Chief Financial Officer

Clyde B. Anderson has served as the Chairman and Chief Executive Officer of the Company since March 2009.  Mr. Anderson was re-elected to the position of Chief Executive Officer upon the resignation of Sandra B. Cochran from that position in March 2009.  On August 20, 2009 Mr. Anderson was also re-elected to the position of President.  He served as the Executive Chairman of the Board of Directors from February 2004 to March 2009.  He has served as a director of the Company since August 1987.  Mr. Anderson has served as the Chairman of the Board of Directors since January 2000 and also served as the Chief Executive Officer of the Company from July 1992 until February 2004.  Mr. Anderson also served as the President of the Company from November 1987 to August 1999.  From November 1987 to March 1994, Mr. Anderson served as the Company's Chief Operating Officer.  Mr. Anderson served on the Board of Directors of Hibbett Sports, Inc., a sporting goods retailer, from 1987 to June 2008.  Mr. Anderson is the brother of Terry C. Anderson, a member of the Company's Board of Directors.  Mr. Anderson is not an independent director.

Terrance G. Finley has served as Executive Vice President and Chief Merchandising Officer of the Company since August 2009 and as President, Books-A-Million, Inc. Merchandising Group since October 2005. Mr. Finley served as Executive Vice President of Books-A-Million, Inc. from October 2001 to October 2005.  Mr. Finley served in various other capacities in the merchandising department from April 1994 to December 1998.  Mr. Finley served as the General Manager of Book$mart from February 1992 to April 1994.  Prior to joining the Company, Mr. Finley served as the Vice President - Sales for Smithmark Publishers.  Mr. Finley was appointed to the Board of Directors of Hibbett Sports, Inc., a sporting goods retailer, on March 14, 2008.

Douglas G. Markham has served as the Executive Vice President and Chief Administrative Officer since August 2009.  Mr. Markham had served as Chief Financial Officer of the Company from July 2006 to August 2009, and as Secretary since March 2008, except for the period from January 2009 to July 2009, during which he was on deployment to active military service.  Prior to joining the Company, Mr. Markham served as the Sr. Vice President – Controller (as well as in other capacities) for Saks, Inc. for more than ten years.

Brian W. White has served as Chief Financial Officer since August 2009.  Mr. White served as the Interim Chief Financial Officer of the Company from January 2, 2009 until August 1, 2009.  Prior to his appointment as Interim Chief Financial Officer upon the deployment of Douglas G. Markham to military service, Mr. White served as the Vice President-Controller of Books-A-Million, Inc. upon joining the Company in October 2007.  Prior to joining the Company, Mr. White was the Southeast Regional Product Line Controller for the Ready Mix division of Lafarge North America from September 2003 to October 2007. Prior to September 2003, Mr. White was employed by Saks, Inc. for approximately five years, where he held various positions including Director of Corporate Accounting.

ITEM 11.  EXECUTIVE COMPENSATION

The sections under the headings "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation", and "Relationship of Compensation Policies to Risk Management", included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 20, 2010 are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections under the headings "Securities Authorized for Issuance under Equity Compensation Plans" and "Beneficial Ownership of Common Stock" included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 20, 2010 are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections under the headings "Corporate Governance and Board Matters"  and "Transactions with Related Persons" included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 20, 2010 are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section under the heading “Proposal 4 – Ratification of Appointment of Independent Registered Public Accounting Firm” titled “Auditor Fees and Services” and  the section under the heading "Transactions with Related Persons" included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 20, 2010 are incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)       The Financial Statements filed as part of this report are listed and indexed on page 26.  Schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

(b)        Listed below are all exhibits filed as part of this report.

 Exhibit Number

3.1	-
Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992 (the “S-1 Registration Statement”)).

3.2	-	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K dated August 20, 2009).

4.1	-	See Exhibits 3.1 and 3.2 hereto incorporated herein.
10.1	-
Lease Agreement between First National Bank of Florence, Alabama, as Trustee, and Bookland Stores, Inc. (which is a predecessor of the Registrant), an Alabama corporation, dated January 30, 1991 (incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement).

10.2	-
Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended January 30, 1999, File No. 0-20664, filed on April 30, 1999).**

10.3	-	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement).**

10.4	-
Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 29, 1994, File No. 0-20664, filed on April 29, 1994).**

10.5	-
1999 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended January 29, 2000, File No. 0-20664, filed on April 28, 2000).**

10.6	-
401(k) Plan adopted September 15, 2003, with SunTrust Bank as Trustee (incorporated by   reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 31, 2004, File No. 0-20664, filed April 27, 2004).**

10.7	-	Executive Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended January 28, 1995, File No. 0-20664, filed April 28, 1995).**

10.8	-
Credit Agreement dated as of July 1, 2002, between the Company and Bank of America, N.A., SunTrust Bank, N.A., Wells Fargo Bank, N.A., SouthTrust Bank N.A. and AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.20 to Form 10-Q for the quarter ended August 3, 2002).

10.9	-
First Amendment to the Credit Agreement dated as of June 14, 2004 between the Company and Bank of America, N. A., SunTrust Bank, N.A., Wells Fargo Bank, N.A., SouthTrust Bank N.A., and AmSouth Bank, N.A. (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended January 29, 2005).

10.10	-
Second Amendment to the Credit Agreement dated as of June 20, 2005 between the Company and Bank of America, N. A., SunTrust Bank, N.A., Wells Fargo Bank, N.A., SouthTrust Bank N.A., and AmSouth Bank, N.A. (incorporated by reference to Exhibit 99 (B)(3) to Tender Offer Statement by Issuer on Form SC TO-I for the Tender Offer closed on June 23, 2005).

10.11	-	2005 Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 8-K File No. 0-20664, filed June 2, 2008).**

10.12	-	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 on Form 8-K, File No. 0-20664, filed August 22, 2005).**

10.13	-	Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 on Form 8-K, File No. 0-20664, filed August 22, 2005).**

10.14	-
Third Amendment to Credit Agreement among the Company and Bank of America N.A., SunTrust Bank N. A., Wells Fargo Bank, N.A., South Trust Bank N. A. and AmSouth Bank N.A. (incorporated by reference to Exhibit 10 to Form 8-K dated July 7, 2006).

10.15	-
Fourth Amendment to Credit Agreement among the Company and Bank of America N.A., SunTrust Bank N. A., Wells Fargo Bank, N.A., SouthTrust Bank N. A. and AmSouth Bank N.A. (incorporated by reference to Exhibit 10 to Form 8-K dated August 9, 2006).

10.16	-
Fifth Amendment to Credit Agreement among the Company and Bank of America N.A., SunTrust Bank N. A., Wells Fargo Bank, N.A., SouthTrust Bank N. A. and AmSouth Bank N.A. (incorporated by reference to Exhibit 10 to Form 8-K dated September 6, 2006).

10.17	-
Sixth Amendment to Credit Agreement among the Company and Bank of America N.A., SunTrust Bank N. A., Wells Fargo Bank, N.A., Wachovia Bank N. A. and Regions Bank N.A. (incorporated by reference to Exhibit 10 to Form 8-K dated June 11, 2007).

10.18	-
Form of Restricted Stock Agreement (Career Based Shares) for restricted stock issued under the 2005 Incentive Award Plan of the Company (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for fiscal year ended February 2, 2008).**

10.19	-
Form of Restricted Stock Agreement (Performance Based Shares) for restricted stock issued under the 2005 Incentive Award Plan of the Company (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for fiscal year ended February 2, 2008) .**

10.20	-	First Amendment to the Bond Agreement, dated as of June 18, 2007 between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10 to Form 8-K dated June 18, 2007).

10.21	-
Supply Agreement dated February 25, 2008 between MSolutions, LLC and the Company (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for fiscal year ended January 31, 2009).  (Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment.  The non-public information has been filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

21	-	Subsidiaries of the Registrant.

23.1	-	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1	-
Certification of Clyde B. Anderson, Chairman, President and Chief Executive Officer of Books-A-Million,  Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	-
Certification of Douglas G. Markham, Executive Vice President and Chief Administrative Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.3	-
Certification of Brian W. White, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	-	Certification of Clyde B. Anderson, Chairman, President and Chief Executive Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	-
Certification of Douglas G. Markham, Executive Vice President and Chief Administrative Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

32.3	-	Certification of Brian W. White, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

**	Indicates a management contract or compensatory plan or arrangement.

(c)        See Item 15(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKS-A-MILLION, INC.

by: /s/ Clyde B. Anderson
       Clyde B. Anderson
       Chairman, President and Chief Executive Officer
       Date: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Clyde B. Anderson
    Clyde B. Anderson
    Chairman, President and Chief Executive Officer (Principal Executive Officer)
    Date:  April 15, 2010

/s/ Douglas G. Markham
    Douglas G. Markham
    Executive Vice President and Chief Administrative Officer
    Date:  April 15, 2010

/s/ Brian W. White
    Brian W. White
    Chief Financial Officer (Principal Financial and Accounting Officer)
    Date: April 15, 2010

Directors:

/s/ Clyde B. Anderson
    Clyde B. Anderson
    Date: April 15, 2010

/s/ Ronald G. Bruno
    Ronald G. Bruno
    Date: April 15, 2010

/s/ J. Barry Mason
    J. Barry Mason
    Date: April 15, 2010

/s/ Terry C. Anderson
    Terry C. Anderson
    Date: April 15, 2010

/s/ Albert C. Johnson
    Albert C. Johnson
    Date: April 15, 2010

/s/ William H. Rogers, Jr.
    William H. Rogers, Jr.
    Date: April 15, 2010