Form 10-Q
period 2010-05-01
BOOKS A MILLION INC
filed 2010-06-10
CIK 891919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

                                                                            (Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 1, 2010

- OR -

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
 Yes ☐          No  ☐

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

  Yes ☐         No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Shares of common stock, par value $0.01 per share, outstanding as of June 8, 2010 were 15,725,390 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

Index

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share and share amounts)
(Unaudited)

	May 1, 2010	January 30, 2010
ASSETS Current assets:
Cash and cash equivalents	$4,862	$6,602
Accounts receivable, net	3,427	5,476
Related party receivables	971	584
Inventories	210,252	201,510
Prepayments and other	2,877	2,942
Total current assets	222,389	217,114

Property and equipment
Gross property and equipment	239,370	240,834
Less accumulated depreciation and amortization	(186,039)	(187,693)
Property and equipment, net	53,331	53,141

Deferred income taxes	2,266	2,200
Other assets (Note 13)	3,978	1,043
Total assets	$281,964	$273,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$91,152	$88,843
Related party accounts payable	490	1,814
Accrued expenses	32,556	36,583
Accrued income taxes	1,160	4,824
Deferred income taxes	10,362	10,146
Short-term borrowings (Note 9)	16,330	--
Total current liabilities	152,050	142,210

Long-term debt (Note 9)	6,360	6,360
Deferred rent	7,843	8,319
Liability for uncertain tax positions	1,945	1,901
Total non-current liabilities	16,148	16,580

Commitments and contingencies (Note 4)	--	--
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	--	--
Common stock, $0.01 par value, 30,000,000 shares authorized, 21,575,698 and 21,269,303 shares issued and 15,811,528 and 15,648,222 shares outstanding at May 1, 2010 and January 30, 2010, respectively	216	213
Additional paid-in capital	92,452	92,044
Treasury stock at cost (5,764,170 and 5,621,081 shares at May 1, 2010 and January 30, 2010, respectively)	(48,319)	(47,342)
Retained earnings	69,417	69,793
Total stockholders’ equity	113,766	114,708
Total liabilities and stockholders’ equity	$281,964	$273,498

See notes to condensed consolidated financial statements.

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended

	May 1, 2010	May 2, 2009

Net sales	$116,968	$118,169
Cost of products sold (including warehouse distribution and store occupancy costs)	81,794	82,892
Gross profit	35,174	35,277
Operating, selling and administrative expenses	28,255	28,168
Depreciation and amortization	3,563	3,583
Operating income	3,356	3,526
Interest expense, net	122	177
Income before income taxes	3,234	3,349
Income tax provision	1,230	1,291
Net income	$2,004	$2,058

Basic earnings per common share	$0.13	$0.13
Diluted earnings per common share	$0.13	$0.13
Weighted average common shares outstanding:
Basic	15,761	15,793
Diluted	15,769	15,796

Dividends declared per share	$0.05	$0.05

See notes to condensed consolidated financial statements.

Index

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance January 30, 2010	21,269	$213	$92,044	5,621	$(47,342)	$69,793	$114,708
Purchase of treasury stock	--	--	--	143	(977)	--	(977)
Net income	--	--	--	--	--	2,004	2,004
Dividends paid	--	--	--	--	--	(2,380)	(2,380)
Issuance of restricted stock	270	2	286	--	--	--	288
Issuance of stock for employee stock purchase plan	37	1	91	--	--	--	92
Tax benefit from stock-based compensation	--	--	31	--	--	--	31
Balance May 1, 2010	21,576	$216	$92,452	5,764	$(48,319)	$69,417	$113,766

See notes to condensed consolidated financial statements.

Index

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Cash Flows from Operating Activities:
Net income	$2,004	$2,058
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,563	3,583
Stock-based compensation	288	313
Forfeiture of stock-based compensation	--	(659)
Loss on sale of property and equipment	68	--
Deferred income taxes	150	119
Excess tax benefit from stock-based compensation	(31)	(14)
Bad debt expense	192	50
(Increase) decrease in assets:
Accounts receivable	1,857	253
Related party receivables	(387)	(15)
Inventories	(8,742)	7,475
Prepayments and other	65	(47)
Noncurrent assets (excluding amortization)	34	--
Increase (decrease) in liabilities:
Accounts payable	2,309	(8,265)
Related party payables	(1,324)	1,741
Accrued income taxes	(3,633)	66
Accrued expenses	(4,459)	(1,515)
Total adjustments	(10,050)	3,085
Net cash (used in) provided by operating activities	(8,046)	5,143

Cash Flows from Investing Activities:
Capital expenditures	(3,790)	(1,783)
Acquisition of equity method investment	(3,000)	--
Net cash used in investing activities	(6,790)	(1,783)

Cash Flows from Financing Activities:
Borrowings under credit facilities	62,420	10,940
Repayments under credit facilities	(46,090)	(14,030)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	92	112
Purchase of treasury stock	(977)	(94)
Payment of dividends	(2,380)	(791)
Excess tax benefit from stock based compensation	31	14
Net cash provided by (used in) financing activities	13,096	(3,849)

Net Decrease in Cash and Cash Equivalents	(1,740)	(489)
Cash and Cash Equivalents at Beginning of Period	6,602	5,529
Cash and Cash Equivalents at End of Period	$4,862	$5,040

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$116	$173
Income taxes, net of refunds	$4,671	$1,054
Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$177	$166

See notes to condensed consolidated financial statements.

Index

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Books-A-Million, Inc. and its subsidiaries (collectively, the “Company”) are principally engaged in the sale of books, magazines and related items through a chain of retail bookstores.  The Company operates 227 bookstores in 22 states and the District of Columbia, which are predominantly located in the southeastern United States.  The Company also operates a retail Internet website.  The Company consists of Books-A-Million, Inc. and its three wholly owned subsidiaries, American Wholesale Book Company, Inc., Booksamillion.com, Inc. and BAM Card Services, LLC.  All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 6.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position as of May 1, 2010 and January 30, 2010 and the results of our operations and cash flows for the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results.

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 30, 2010 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

The results for the thirteen weeks ended May 2, 2009 contain certain insignificant reclassifications necessary to conform to the presentation of the thirteen weeks ended May 1, 2010.

Stock-Based Compensation

The Company’s pre-tax compensation cost for stock-based employee compensation was $0.3 million, or $0.2 million net of taxes, and $(0.3) million, or $(0.2) million net of taxes, for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively.  Stock-based employee compensation for the thirteen weeks ended May 2, 2009 included $0.3 million of restricted stock grants and $(0.7) million of forfeitures of unvested restricted stock grants for an employee who resigned during this time.

Stock Option Plan

A summary of the status of the Company's Amended and Restated Stock Option Plan (the “Stock Option Plan”) is as follows (shares in thousands):

	Thirteen Weeks Ended May 1, 2010
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of period	40	$5.32
Options granted	--	N/A
Options exercised	--	N/A
Options forfeited	--	N/A
Options outstanding at end of period	40	$5.32
Options exercisable at end of period	40	$5.32

The total intrinsic value of stock options exercised during the thirteen weeks ended May 1, 2010 was $0.

Index

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information about stock options outstanding and exercisable under the Stock Option Plan as of May 1, 2010 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding at May 1, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at May 1, 2010	Weighted Average Exercise Price
$1.69 - $2.37	10	2.55	$2.30	10	$2.30
$2.68 - $5.85	7	1.76	$3.04	7	$3.04
$6.13 - $9.62	23	3.97	$7.27	23	$7.27
Totals	40	3.25	$5.32	40	$5.32

The aggregate intrinsic value of outstanding options and exercisable options under the Stock Option Plan at May 1, 2010 was $0.1 million.

2005 Incentive Award Plan

As of May 1, 2010, the number of shares of common stock currently reserved under the Books-A-Million, Inc. 2005 Incentive Award Plan, as amended (the "2005 Plan"), for outstanding stock-based awards is 243,549 shares.  On May 20, 2010, the stockholders of the Company approved an additional 800,000 shares available for issuance under the Plan.  An aggregate of 2,000,000 shares of common stock may be awarded under the 2005 Plan, as amended.  From June 1, 2005 through May 1, 2010, awards under the 2005 Plan have consisted solely of awards of restricted stock.

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

Restricted Stock Table

A combined summary of the status of restricted stock grants to employees and directors under the 2005 Plan and the Incentive Plan is as follows (shares in thousands):

	Thirteen Weeks Ended May 1, 2010
	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	465	$4.78
Shares granted	270	$7.27
Shares vested	(13)	$9.07
Shares forfeited	--	$--
Shares at end of period	722	$5.63

The Company's unvested restricted stock receives all dividends and retains voting rights for the granted shares.

Index

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Information

As of May 1, 2010, the Company had $2.8 million of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Stock-based Compensation Expense
2011	$1,282,000
2012	1,213,000
2013	319,000
2014	5,000
Total	$2,819,000

There were no options exercised during the thirteen week periods ended May 1, 2010 and May 2, 2009.

The Company maintains an employee stock purchase plan (the “Amended and Restated Employee Stock Purchase Plan”) under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year.  On May 20, 2010, the stockholders of the Company approved a second amendment to the Amended and Restated Employee Stock Purchase Plan to increase the number of shares available for issuance under the Plan by 200,000 shares of common stock.  An aggregate of 600,000 shares are available for issuance to participants of the Plan.  The Company received cash proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during each of the thirteen weeks ended May 1, 2010 and May 2, 2009 of $0.1 million. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Stockholders' Equity

On March 11, 2010, the Board of Directors authorized a new common stock repurchase program (the "2010 Repurchase Program") that replaced the 2009 Repurchase Program, under which the Company was previously authorized to purchase up to $5 million of our common stock.  The 2009 Repurchase Plan expired on April 30, 2010. Pursuant to the 2010 Repurchase Program, the Company is authorized to purchase up to $5.0 million of our common stock.  The 2010 Repurchase Program will expire on April 30, 2011.  During fiscal year 2011, the Company has repurchased $0.6 million of shares of our common stock under the 2009 Repurchase Program and $0.4 million of shares of our common stock under the 2010 Repurchase Program.

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted net income per common share reflects the potential dilution, using the treasury stock method, which could occur if stock options are exercised.  Diluted net income per common share has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in each of the thirteen-week periods set forth below.  The difference between basic and diluted net income per share is solely attributable to stock options.  A reconciliation of the weighted average shares for basic and diluted net income per common share is as follows:

	For the Thirteen Weeks Ended
	(in thousands)
	May 1, 2010	May 2, 2009
Weighted average shares outstanding:
Basic	15,761	15,793
Dilutive effect of stock options outstanding	8	3
Diluted	15,769	15,796

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the thirteen week periods ended May 1, 2010 and May 2, 2009, options for 6,000 and 25,096, respectively, of our shares were outstanding but were excluded from the computation of diluted weighted-average common shares because the options exercise price was greater than the average market price of the common shares and their effect would have been anti-dilutive.

The Company’s unvested restricted shares are entitled to receive nonforfeitable dividends, and thus, are participating securities requiring the two class method of computing net income per share.  The weighted average shares outstanding and net income per share for the thirteen weeks ended May 1, 2010 and May 2, 2009 were computed using the two class method.

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

The Company purchases a substantial portion of its magazines, as well as certain of its seasonal music and newspapers, from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate of the Company through common ownership.  During the thirteen weeks ended May 1, 2010 and May 2, 2009, purchases of these items from Anderson Media totaled $5.6 million and $4.4 million, respectively.  The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate of the Company through common ownership.  During each of the thirteen weeks ended May 1, 2010 and May 2, 2009, such purchases from Anderson Press totaled $0.4 million.  The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate of the Company through common ownership.  The total amount paid to Anco Far East was $0.5 million and $0.4 million during the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively.  These amounts paid to Anco Far East included the actual cost of the product as well as fees for sourcing and consolidation services.  All costs other than the sourcing and consolidation service fees were passed through from other vendors.  Anco Far East fees, net of the passed-through costs, were $37,000 and $26,000 during the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively.

The Company sold books to Anderson Media in the amount of $0 and $5,200 during the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson, a former member of the Company’s board of directors.  The Company's lease on the building expires in February 2013.  During each of the thirteen week periods ended May 1, 2010 and May 2, 2009, the Company paid rent of $39,000 to the trust under this lease.   Anderson & Anderson LLC (“A&A”), an affiliate of the Company through common ownership, also leases two buildings to the Company on a month-to-month basis.  During each of the thirteen weeks ended May 1, 2010 and May 2, 2009, the Company paid A&A a total of $0.1 million in connection with such leases.  Total minimum future rental payments under all four of these leases are $0.4 million at May 1, 2010.

The Company subleases certain property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. One of the Company's directors, Albert C. Johnson, and Terry Finley, Executive Vice President/Chief Merchandising Officer of Books-A-Million, Inc., are members of Hibbett’s board of directors.  During each of the thirteen weeks ended May 1, 2010 and May 2, 2009, the Company received $48,000 in rent payments from Hibbett.

The Company, A&A, Anderson Promotional Events, Inc. and Anderson Press (collectively the “Co-ownership Group”) co-own two airplanes that are used by the Company in its business.  The Company owns a 26.0% interest in each of these airplanes.  During each of the thirteen week periods ended May 1, 2010 and May 2, 2009, the Company was billed $0.1 million by the Co-Ownership Group under a cost sharing arrangement for the Company’s use of the two airplanes.  The expenses the Company pays for airplane use covers all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs.

The Company and Anderson Private Capital Partners I, L.P. (collectively the “Ownership Group”) each have an equity interest in Yogurt Mountain Holding, LLC ("Yogurt Mountain").  The Company owns a 40.0% interest in Yogurt Mountain.  The Company also participates with the Ownership Group in a line of credit agreement with Yogurt Mountain in connection with its investment.  See Note 13, "Equity Method Investment" for additional information regarding the Company's investment in Yogurt Mountain.

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Commitments and Contingencies

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at May 1, 2010 or January 30, 2010, as such liabilities are considered de minimis.

5.	Inventories

Inventories are valued at the lower of cost or market, using the retail method. Market is determined based on the lower of replacement cost or estimated realizable value.  Using the retail method, store and warehouse inventories are valued by applying a calculated cost-to-retail ratio to the retail value of inventories.  The retail method is an averaging method that is widely used within the retail industry. Valuing inventories at cost also requires certain significant management estimates and judgments involving markdowns, the allocation of vendor allowances and shrinkage. These practices affect ending inventories at cost as well as the resulting gross margins and inventory turnover ratios.

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

The Company currently utilizes the last-in, first-out (“LIFO”) method of accounting for inventories.  The cumulative difference between replacement and current cost of inventory over stated LIFO value is $3.4 million as of May 1, 2010 and $3.3 million as of January 30, 2010.  The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value of $213.7 million as of May 1, 2010 and $204.8 million as of January 30, 2010.

Physical inventory counts are taken throughout the course of the fiscal period and reconciled to the Company’s records.  Accruals for inventory shortages are estimated based upon historical shortage results.

Inventory balances at May 1, 2010 and January 30, 2010 were as follows (in thousands):

	May 1, 2010	January 30, 2010
Inventories (at FIFO)	$213,681	$204,834
LIFO reserve	(3,429)	(3,324)
Net inventories	$210,252	$201,510

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Business Segments

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

Segment Information (in thousands)	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Net sales
Retail Trade	$116,085	$117,236
Electronic Commerce Trade	5,641	5,518
Intersegment Sales Elimination	(4,758)	(4,585)
Net sales	$116,968	$118,169
Operating income (loss)
Retail Trade	$3,745	$3,565
Electronic Commerce Trade	(115)	204
Intersegment Elimination of Certain Costs	(274)	(243)
Total operating income	$3,356	$3,526

	May 1, 2010	January 30, 2010
Assets
Retail Trade	$280,015	$271,701
Electronic Commerce Trade	1,949	1,797
Intersegment Asset Elimination	--	--
Total assets	$281,964	$273,498

For the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively, sales as a percentage of net sales by merchandise category are as follows:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Books and Magazines	80.3%	82.0%
General Merchandise	8.8%	7.7%
Café	4.4%	4.4%
Other	6.5%	5.9%
Total	100%	100%

General merchandise consists of gifts, cards, collectibles and similar types of products.  Café consists of coffee, tea and other edible products, as well as gift items related to our Joe Muggs cafés. Other products include music, DVD, E-Book and other products.

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Recent Accounting Pronouncements

Recently Adopted Accounting Principles

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) 860, Transfers and Servicing. ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 was effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of ASC 860 did not have an effect on the Company's consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Update ("ASU") 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This ASU changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 was effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of ASU 2009-17 did not have an effect on the Company's consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments in this ASU clarify that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). Those distributions should be accounted for and included in earnings per share calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB ASC.  The amendments in this ASU also provide a technical correction to the ASC. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each stockholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.  The amendments in this ASU are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of ASU 2010-01 did not have an effect on the Company's consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This ASU requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross reconciliation of Level 3 fair-value measurements.  This ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The adoption of the applicable portions of this ASU did not have a material effect on the Company's consolidated financial statements.  The Company is currently evaluating the impact that the adoption of the remainder of this guidance might have on its consolidated financial statement disclosures in the first quarter of fiscal 2012.

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855):  Amendments to Certain Recognition and Disclosure Requirements.  This ASU amends FASB ASC Topic 855, Subsequent Events, so that SEC filers, as defined in the ASU, no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  Entities that are not SEC filers must continue to disclose the date through which subsequent events have been evaluated, including situations in which the financial statements are revised for a correction of an error or retrospective application of U.S. GAAP.  Additionally, SEC filers and conduit bond obligors for conduit debt securities that are traded in a public market must evaluate subsequent events through the date the financial statements are issued.  All other entities are required to evaluate subsequent events through the date the financial statements are available to be issued.  This ASU is effective immediately, except for the date for evaluating subsequent events by conduit debt obligors.  Conduit debt obligors will be required to evaluate subsequent events through the date the financial statements are issued in fiscal years ending after June 15, 2010.  The adoption of ASU 2010-09 did not have a material effect on the Company's consolidated financial statements.

Recently Issued Accounting Principles Not Yet Adopted

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

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics.  This ASU eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics about embedded derivatives and hedging within Topic 815 and accounting for income taxes in reorganization within Sub-topic 852-740.   The amendments to the guidance on accounting for income taxes in reorganization Sub-topic 852-740 should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this ASU are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging Sub-topic 815-15 are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  All other amendments are effective for the first reporting period (including interim periods) beginning after the date this ASU was issued (February 2, 2010).  The adoption of the applicable provisions of ASU 2010-08 did not have a material impact on the Company's consolidated financial statements and the Company does not expect the adoption of the remaining provisions will have a material impact on its consolidated financial statements.

8.	Discontinued Operations

The Company did not close any stores during the thirteen weeks ended May 1, 2010 or May 2, 2009 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market.

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Debt and Lines of Credit

The Company’s current credit facility (the "Facility") allows for unsecured borrowings of up to $100.0 million for which no principal payments are due until the facility expires in July 2011.  Availability under the Facility is reduced by outstanding letters of credit issued thereunder.  Interest on borrowings under the Facility is determined based upon applicable LIBOR rates and the Company’s rate spread, which varies depending on the maintenance of certain covenants.  The Facility contains financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of May 1, 2010.  As of May 1, 2010 there were outstanding borrowings under the Facility of $16.3 million.  The Company had no borrowings outstanding under the Facility as of January 30, 2010.  The face amount of letters of credit issued under the Facility as of May 1, 2010 and January 30, 2010 was $2.1 million.  The maximum and average outstanding borrowings under the Facility (excluding letters of credit issued thereunder) during the thirteen weeks ended May 1, 2010 were $25.6 million and $11.1 million, respectively.

During fiscal 1995 and fiscal 1996, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”), which was secured by a mortgage interest in these facilities.  As of May 1, 2010 and January 30, 2010, there was $6.4 million of borrowings outstanding under the Bond, which bears interest at variable rates (1.25% as of May 1, 2010).  The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date under certain circumstances.  In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation until July 1, 2011 and did not require a mortgage interest to secure the Bond. This extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

Net interest expense for the thirteen weeks ended May 1, 2010 and May 2, 2009 was $0.1 million and $0.2 million, respectively.

10.	Income Taxes

The Company and its subsidiaries are subject to United States federal income tax as well as income tax of multiple state jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to fiscal 2006. The Company has not been notified of any ongoing income tax examinations of any of the open years.

With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years prior to fiscal 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for to pay any adjustments that are expected to result from the open years for any federal, state or local jurisdictions.

As of May 1, 2010, the gross amount of unrecognized tax benefits was $1.0 million, all of which would affect the effective tax rate if recognized.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $0.9 million in interest and penalties related to unrecognized tax benefits accrued as of May 1, 2010.  The Company’s total liability for unrecognized tax benefits, including interest and penalties, as of May 1, 2010 was $1.9 million.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of new audits by federal, state or local jurisdictions, settlement of ongoing audits or the expiration of the statute of limitations related to certain tax periods currently still open with the taxing jurisdictions. The amount of unrecognized tax benefits, including interest and penalties, that would no longer need to be accrued due to the passage of various statutes of limitations in the next 12 months is $0.3 million.  The balance of the unrecognized tax benefits is primarily related to uncertain tax positions for which there are no current ongoing federal or state audits and therefore, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company’s effective tax rate for the thirteen weeks ended May 1, 2010 was 38.0%, versus an effective tax rate of 38.5% for the thirteen weeks ended May 2, 2009.

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Fair Value Measurements

The Company accounts for fair value in accordance with guidance codified as FASB ASC 820, Fair Value Measurements.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of May 1, 2010 the Company had no assets or liabilities which are required to be disclosed under the provisions of ASC 820.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At May 1, 2010, there was $16.3 million outstanding under our revolving line of credit agreement and $6.4 million outstanding under the Bond.  The borrowings under our revolving line of credit agreement and the Bond bear interest at the variable rates described in Note 9 and therefore approximate fair value at May 1, 2010.

12.	Revenue Recognition

The Company sells gift cards to its customers in its retail stores.  The gift cards do not have an expiration date.  Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions.  The gift card breakage rate is determined based upon historical redemption patterns.  Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity.  At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions.  Breakage income for the thirteen weeks ended May 1, 2010 and May 2, 2009 was $0.2 million.

13.	Equity Method Investment

The Company holds an equity method investment, which consists of a 40.0% equity interest in Yogurt Mountain Holding, LLC ("Yogurt Mountain").  Yogurt Mountain was formed for the purpose of developing and operating retail yogurt stores and franchising retail yogurt stores to third party franchisees.  In March 2010, the Company acquired the equity interest in Yogurt Mountain for $3.0 million.  Yogurt Mountain is a separate and distinct legal entity from the Company and its subsidiaries, and has separate assets, liabilities, and operations.  The other shareholder interests in Yogurt Mountain of 40.0% and 20.0% are owned by Anderson Private Capital Partners I, L.P. and Kahn Family Holdings, LLC, respectively.  The investment in Yogurt Mountain is included within the “Other assets” caption under “Total assets” on the condensed consolidated balance sheet for the period ended May 1, 2010.

In connection with the investment, the Company entered a line of credit agreement (the “Facility”) with Yogurt Mountain pursuant to which the Company has committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015.  The proceeds from the Facility must be used by Yogurt Mountain for the purpose of new store growth capital requirements.  There were no Yogurt Mountain borrowings under the Facility for the period ended May 1, 2010.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in our specific market areas; inflation or deflation; economic conditions in general and in our specific market areas, including the length of time that the U.S. economy remains in the current downturn; the number of store openings and closings; the profitability of certain product lines; capital expenditures; future liquidity; liability and other claims asserted against us; uncertainties related to the Internet and our Internet operations; and other factors referenced herein and in Part I, Item 1A, RISK FACTORS, of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.  In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

We were founded in 1917 and currently operate 227 retail bookstores, including 201 superstores, concentrated primarily in the southeastern United States.

Our growth strategy consists of expanding product offerings and retail opportunities and opening stores in new and existing market areas.  In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats.

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

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Net sales	100.0%	100.0%
Gross profit	30.1%	30.0%
Operating, selling and administrative expenses	24.2%	23.8%
Depreciation and amortization	3.0%	3.0%
Operating income	2.9%	3.0%
Interest expense, net	0.1%	0.1%
Income from continuing operations before income taxes	2.8%	2.8%
Income tax provision	1.1%	1.1%
Net income	1.7%	1.7%

Index
The following table sets forth net sales data by segment for the periods presented:

Segment Information (dollars in thousands)

Net Sales	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009	$ Change	% Change
Retail Trade	$116,085	$117,236	$(1,151)	(1.0%)
Electronic Commerce Trade	5,641	5,518	123	2.2%
Intersegment Sales Elimination	(4,758)	(4,585)	(173)	3.8%
Net Sales	$116,968	$118,169	$(1,201)	(1.0%)

The decrease in net sales for the retail trade segment for the thirteen weeks ended May 1, 2010 compared to the thirteen weeks ended May 2, 2009 resulted from lower comparable store sales partially offset by sales from stores open for less than one year.  Comparable store sales for the thirteen weeks ended May 1, 2010 decreased $4.0 million, or 3.6%, to $106.7 million when compared with the same thirteen week period for the prior year.  The decrease in comparable store sales for the thirteen week period ended May 1, 2010 was due to the anniversary of significant sales of the Twilight series and related product in the prior year, as well as continued difficult macroeconomic conditions which had a negative impact on consumer spending.  During the thirteen weeks ended May 1, 2010, we did not close any stores, but did relocate one superstore.  During the thirteen weeks ended May 1, 2010, we opened four traditional store locations.  The 2.2% increase in net sales for the electronic commerce segment was due to improved business to business sales.

Gross profit decreased $0.1 million, or 0.3%, to $35.2 million in the thirteen weeks ended May 1, 2010, when compared with $35.3 million in the same thirteen week period for the prior year.  Gross profit as a percentage of net sales for the thirteen weeks ended May 1, 2010 and May 2, 2009 was 30.1% and 30.0%, respectively. The slight increase in gross profit as a percentage of net sales for the thirteen week period ended May 1, 2010 was due to sales of higher margin items and lower occupancy costs, partially offset by higher inventory shrinkage in our stores.

Operating, selling and administrative expenses were $28.3 million in the thirteen weeks ended May 1, 2010, compared to $28.2 million in the same period last year.  Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended May 1, 2010 increased to 24.2% from 23.8% in the same period last year.  The increase in operating, selling and administrative expenses as a percentage of net sales for the thirteen week period ended May 1, 2010 was due to an expense reduction of $0.7 million ($0.5 million net of tax) for forfeitures of stock grants and other compensation for an employee who resigned in the first quarter of last year.

Depreciation and amortization was essentially flat in the thirteen week period ended May 1, 2010 compared to the thirteen week period ended May 1, 2009 at $3.6 million for both periods.  The impact of the stores opened since the prior year was offset by an increase in fully depreciated assets at some of our stores.  Depreciation and amortization expense as a percentage of net sales for the thirteen weeks ended May 1, 2010 was 3.0% which is flat compared to the same period last year.

The following table sets forth operating income data by segment for the periods presented:

Segment Information (dollars in thousands)

Operating Income (Loss)	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009	$ Change	% Change
Retail Trade	$3,745	$3,565	$180	5.0%
Electronic Commerce Trade	(115)	204	(319)	(156.4%)
Intersegment Elimination of Certain Costs	(274)	(243)	(31)	12.8%
Total Operating Income	$3,356	$3,526	$(170)	(4.8%)

The increase in operating income for the retail segment for the thirteen week period ended May 1, 2010 was due to sales of higher margin products as discussed above, as well as lower store occupancy costs from rent renegotiations and lower common area maintenance and real estate taxes.  The operating income of the electronic commerce segment decreased for the thirteen week period ended May 1, 2010 due to increased freight charges associated with consumer direct sales and increased advertising costs.

Net interest expense was $0.1 million, or 0.1% of net sales, for the thirteen weeks ended May 1, 2010, compared to $0.2 million, or 0.1% of net sales, in the same period last year. The decrease in net interest expense was due to a lower amount of average debt and lower interest rates.

Index

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility.  We have an unsecured revolving credit facility (the "Facility") that allows borrowings of up to $100.0 million, for which no principal repayments are due until the Facility expires in July 2011.  Availability under the Facility is reduced by outstanding letters of credit issued thereunder.  The Facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio.  We were in compliance with all of the covenants, including the minimum fixed charge coverage ratio, as of May 1, 2010.  As of May 1, 2010, there were outstanding borrowings under the Facility of $16.3 million.  The Company had no borrowings outstanding under the Facility as of January 30, 2010.  The face amount of letters of credit issued under the Facility as of May 1, 2010 and January 30, 2010 were $2.1 million.  The maximum and average outstanding balances under the Facility (including letters of credit issued thereunder) during the thirteen weeks ended May 1, 2010 were $27.7 million and $13.2 million, respectively, compared to $29.6 million and $20.3 million, respectively, for the same period in the prior year.  The decrease in the maximum and average outstanding balances from the prior year was due to timing of our payments associated with accounts payable and accounts receivable.

During fiscal 1995 and fiscal 1996, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”), which was secured by a mortgage interest in these facilities.  As of May 1, 2010 and January 30, 2010, there was $6.4 million of borrowings outstanding under the Bond, which bears interest at variable rates (1.25% as of May 1, 2010).  The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date under certain circumstances.  In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the Bond.  This extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

Financial Position

Inventory balances were $210.3 million as of May 1, 2010, compared to $201.5 million as of January 30, 2010.  The inventory increase was primarily due to seasonal fluctuations in inventory, an increase in the number of stores and added assortments. Inventory levels are generally the lowest at the end of the fiscal year due to holiday sales and large post holiday returns to vendors.  Trade accounts payable balances and related party accounts payable were $91.6 million in the aggregate as of May 1, 2010, compared to $90.7 million as of January 30, 2010.  The increase in accounts payable was due to the increase in inventory.  Accrued expenses were $32.6 million as of May 1, 2010, compared to $36.6 million as of January 30, 2010.  The decrease in accrued expenses was due to a reduction in gift card liability and employee bonus accrual.  Both traditionally decrease in the first quarter due to usage of gift cards and payments of bonuses.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to the Company at May 1, 2010 (in thousands):

Payments Due Under Contractual Obligations(2)
(in thousands)	Total	FY 2011	FY 2012	FY 2013	FY 2014	FY 2015	Thereafter
Short-term borrowings(1)	$16,330	$16,330	$--	$--	$--	$--	$--
Long-term debt – industrial revenue bond	6,360	--	6,360	--	--	--	--
Subtotal of debt	22,690	16,330	6,360	--	--	--	--
Interest	688	688	--	--
Operating leases	156,514	34,555	27,527	22,095	18,186	16,222	37,929
Total of obligations	$179,892	$51,573	$33,887	$22,095	$18,186	$16,222	$37,929

(1)	Short-term borrowings represent borrowings under the $100.0 million Facility that the Company anticipates repaying within the next 12 months.
(2)
This table excludes any amounts related to the payment of the $1.9 million of income tax uncertainties, as the Company cannot make a reasonably reliable estimate of the periods of cash settlements with the respective taxing authorities.

Index

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at May 1, 2010 or January 30, 2010, as such liabilities are considered de minimis.

Cash Flows

Operating activities used cash of $8.0 million in the thirteen week period ended May 1, 2010 and provided cash of $5.1 million in the thirteen week period ended May 2, 2009, and included the following effects:

•
Cash used for inventories in the thirteen week period ended May 1, 2010 was $8.7 million and cash provided by inventories in the thirteen week period ended May 2, 2009 was $7.5 million.  The change versus the prior year was due to an increase in the number of stores and the addition of new assortments.

•
Cash provided by trade accounts and related party accounts payables in the thirteen week period ended May 1, 2010 was $1.0 million and cash used for accounts payable in the thirteen week period ended May 2, 2009 was $6.5 million. The change from the prior year is the result of the increase in inventory.

•
Cash used for accrued expenses and accrued income taxes was $8.1 million and $1.5 million in the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively. The change from the prior year results from the timing of payments.

•	Depreciation and amortization expenses were consistent at $3.6 million in the thirteen week periods ended May 1, 2010 and May 2, 2009.

•
Cash provided by accounts and related party receivables was $1.5 million and $0.2 million in the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively.  This was due to collection of outstanding amounts.

Cash used in investing activities reflected a $6.8 million and $1.8 million net use of cash for the thirteen week periods ended May 1, 2010 and May 2, 2009, respectively.  Cash was used in the thirteen week period ended May 1, 2010 primarily to fund capital expenditures for new stores, store relocations, renovation and improvements to existing stores, investments in management information systems and to acquire an equity method investment.

Financing activities provided cash of $13.1 million in the thirteen week period ended May 1, 2010 and used cash of $3.8 million in the thirteen week period ended May 2, 2009.  Financing activities provided cash in the thirteen week period ended May 1, 2010 primarily from $16.3 million of net borrowings under our credit facility, offset by dividend payments of $2.4 million and the purchase of treasury stock of $1.0 million.

Related Party Activities

See Note 3, Related Party Transactions, to the Condensed Consolidated Financial Statements for information regarding related party activities.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management's Discussion and Analysis section of our Form 10-K for the year ended January 30, 2010 filed with the Securities and Exchange Commission.  No changes to these policies have occurred during the thirteen weeks ended May 1, 2010.

Index

New Accounting Pronouncements

See Note 7, Recent Accounting Pronouncements, to the Condensed Consolidated Financial Statements for information regarding new accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We are subject to interest rate fluctuations involving our Facility and debt related to the Bond.  To illustrate the sensitivity of our results of operations to changes in interest rates on our debt, we estimate that a 1,052% increase or decrease in LIBOR rates would have changed interest expense by $0.5 million for the thirteen weeks ended May 1, 2010 due to average debt of $19.6 million. The average debt under the Facility (including letters of credit) and the Bond was $13.2 million and $6.4 million, respectively, for the thirteen weeks ended May 1, 2010.  The LIBOR fluctuation rate of 1,052% represents the maximum fluctuation of LIBOR in the last three years, which occurred during fiscal 2009.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President, and Chief Executive Officer, Executive Vice President and Chief Administrative Officer, Chief Financial Officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our Chairman, President and Chief Executive Officer, Executive Vice President and Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based upon their evaluation and subject to the foregoing, the Chairman, President and Chief Executive Officer, the Executive Vice President and Chief Administrative Officer, and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations, or cash flows.

Index

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Form 10-K for the fiscal year ended January 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

On March 11, 2010, our board of directors approved a new stock repurchase program (the “2010 Repurchase Program”) to replace the 2009 Repurchase Program.  Pursuant to the 2010 Repurchase Program, we are authorized to purchase up to $5.0 million of our common stock.  The following table shows common stock repurchases under the 2009 Repurchase Program and the 2010 Repurchase Program during the thirteen weeks ended May 1, 2010.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program at End of Period
January 31, 2010 through February 27, 2010	66,000	(1)	$6.47	66,000	(1)	$3,500,000	(1)
February 28, 2010 through April 3, 2010	23,000	(1)	$6.74	23,000	(1)	$3,300,000	(1)
April 4, 2010 through May 1, 2010	54,000	(2)	$7.20	54,000	(2)	$4,611,000	(2)
Total	143,000		$6.78	143,000		$4,611,000	(2)

(1)
Total number of shares purchased represents shares purchased under the 2009 Repurchase Program, which expired on April 30, 2010.  At the time of expiration, there were $3.3 million of authorized shares remaining under the 2009 Repurchase Program.

(2)
Total number of shares purchased represents shares purchased under the 2010 Repurchase Program, which replaced the 2009 Repurchase Program.  Pursuant to the 2010 Repurchase Program, we are authorized to purchase up to $5.0 million in shares of our common stock.

As of May 1, 2010, we may purchase up to $4.6 million of additional shares of our common stock under the 2010 Repurchase Program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Not applicable.

Item 5.  Other Information

None.

Index

Item 6.  Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Capital Registration No. 33-52256))
3.2	Amended and Restated By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3 (ii) to the Company's Form 8-K dated August 20, 2009)
10.1	Books-A-Million, Inc. 2005 Incentive Award Plan, as amended by the Third Amendment (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 20, 2010)
10.2	Books-A-Million, Inc. 1999 Amended and Restated Employee Stock Purchase Plan, as amended by the Second Amendment (incorporated by reference to Exhibit 10.2 to Form 8-K dated May 20, 2010)
31.1	Certification of Clyde B. Anderson, Chairman, President and Chief Executive Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
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

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BOOKS-A-MILLION, INC.

Date: June 10, 2010	by: /s/ Clyde B. Anderson
Clyde B. Anderson
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: June 10, 2010	by: /s/ Douglas G. Markham
Douglas G. Markham
Executive Vice President and Chief Administrative Officer

Date: June 10, 2010	by: /s/ Brian W. White
Brian W. White
Chief Financial Officer (Principal Financial and Accounting Officer)