Form 10-Q
period 2010-07-31
BOOKS A MILLION INC
filed 2010-09-09
CIK 891919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: July 31, 2010

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

Yes     ☐      No    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Shares of common stock, par value $0.01 per share, outstanding as of September 7, 2010 were 15,539,853 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

Index
PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share and share amounts)
(Unaudited)

	July 31, 2010	January 30, 2010
ASSETS Current assets:
Cash and cash equivalents	$5,165	$6,602
Accounts receivable, net	4,640	5,211
Other receivables	1,920	265
Related party receivables	103	584
Inventories	203,143	201,510
Prepayments and other	3,828	2,942
Total current assets	218,799	217,114

Property and equipment
Gross property and equipment	239,434	240,834
Less accumulated depreciation and amortization	(185,486)	(187,693)
Property and equipment, net	53,948	53,141

Deferred income taxes	2,743	2,200
Other assets (Note 13)	3,963	1,043
Total assets	$279,453	$273,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$91,527	$88,843
Related party accounts payable	3,868	1,814
Accrued expenses	33,916	36,583
Accrued income taxes	--	4,824
Deferred income taxes	11,306	10,146
Short-term borrowings (Note 9)	14,160	--
Total current liabilities	154,777	142,210

Long-term debt (Note 9)	--	6,360
Deferred rent	8,539	8,319
Liability for uncertain tax positions	1,975	1,901
Total non-current liabilities	10,514	16,580

Commitments and contingencies (Note 4)	--	--
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	--	--
Common stock, $0.01 par value, 30,000,000 shares authorized, 21,579,198 and 21,269,303 shares issued and 15,640,292 and 15,648,222 shares outstanding at July 31, 2010 and January 30, 2010, respectively	216	213
Additional paid-in capital	92,901	92,044
Treasury stock at cost (5,938,906 and 5,621,081 shares at July 31, 2010 and January 30, 2010, respectively)	(49,477)	(47,342)
Retained earnings	70,522	69,793
Total stockholders’ equity	114,162	114,708
Total liabilities and stockholders’ equity	$279,453	$273,498
See notes to condensed consolidated financial statements.

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Net sales	$120,048	$122,443	$237,016	$240,612
Cost of products sold (including warehouse distribution and store occupancy costs)	83,551	86,321	165,345	169,213
Gross profit	36,497	36,122	71,671	71,399
Operating, selling and administrative expenses	29,539	29,911	57,794	58,079
Depreciation and amortization	3,768	3,604	7,331	7,187
Operating income	3,190	2,607	6,546	6,133
Interest expense, net	157	143	279	319
Income before income taxes	3,033	2,464	6,267	5,814
Income tax provision	1,137	956	2,367	2,247
Net income	$1,896	$1,508	$3,900	$3,567

Basic earnings per common share	$0.12	$0.10	$0.25	$0.23
Diluted earnings per common share	$0.12	$0.10	$0.25	$0.23
Weighted average common shares outstanding:
Basic	15,723	15,759	15,742	15,776
Diluted	15,729	15,768	15,749	15,782

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

See notes to condensed consolidated financial statements.

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance January 30, 2010	21,269	$213	$92,044	5,621	$(47,342)	$69,793	$114,708
Purchase of treasury stock	--	--	--	318	(2,135)	--	(2,135)
Net income	--	--	--	--	--	3,900	3,900
Dividends paid	--	--	--	--	--	(3,171)	(3,171)
Issuance of restricted stock	271	3	714	--	--	--	717
Issuance of stock for employee stock purchase plan	37	--	91	--	--	--	91
Tax benefit from stock-based compensation	--	--	47	--	--	--	47
Exercise of stock options	2	--	5	--	--	--	5
Balance July 31, 2010	21,579	$216	$92,901	5,939	$(49,477)	$70,522	$114,162

See notes to condensed consolidated financial statements.

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
Cash Flows from Operating Activities:
Net income	$3,900	$3,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,331	7,187
Stock-based compensation	716	613
Forfeiture of stock-based compensation	--	(659)
Loss on impairment of assets	81	366
Loss on sale of property and equipment	138	158
Deferred income taxes	617	154
Excess tax benefit from stock-based compensation	(47)	(14)
Bad debt expense	327	81
(Increase) decrease in assets:
Accounts receivable and other receivables	(1,407)	(86)
Related party receivables	481	637
Inventories	(1,633)	(357)
Prepayments and other	(886)	512
Noncurrent assets	19	(5)
Increase (decrease) in liabilities:
Accounts payable	2,684	3,608
Related party payables	2,054	(1,133)
Accrued income taxes	(4,703)	(862)
Accrued expenses and deferred rent	(2,447)	558
Total adjustments	3,325	10,758
Net cash provided by operating activities	7,225	14,325

Cash Flows from Investing Activities:
Capital expenditures	(8,306)	(4,348)
Proceeds from sale of property and equipment	6	84
Acquisition of equity method investment (Note 13)	(3,000)	--
Net cash used in investing activities	(11,300)	(4,264)

Cash Flows from Financing Activities:
Borrowings under credit facilities	108,630	94,880
Repayments under credit facilities	(100,830)	(102,960)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	97	113
Purchase of treasury stock	(2,135)	(525)
Payment of dividends	(3,171)	(1,580)
Excess tax benefit from stock based compensation	47	14
Net cash provided by (used in) financing activities	2,638	(10,058)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,437)	3
Cash and Cash Equivalents at Beginning of Period	6,602	5,529
Cash and Cash Equivalents at End of Period	$5,165	$5,532

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$273	$322
Income taxes, net of refunds	$6,995	$3,212
Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$364	$684

See notes to condensed consolidated financial statements.

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Books-A-Million, Inc. and its subsidiaries (collectively, the “Company”) are principally engaged in the sale of books, magazines and related items through a chain of retail bookstores.  The Company operates 228 bookstores in 22 states and the District of Columbia, which are predominantly located in the southeastern United States.  The Company also operates a retail Internet website.  The Company consists of Books-A-Million, Inc. and its four wholly owned subsidiaries, American Wholesale Book Company, Inc., Booksamillion.com, Inc., BAM Card Services, LLC and Alabama Florence Realty Holdings 2010 LLC.  All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 6.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position as of July 31, 2010 and January 30, 2010 and the results of our operations and cash flows for the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results.

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

The results for the twenty-six weeks ended August 1, 2009 contain certain insignificant reclassifications necessary to conform to the presentation of the twenty-six weeks ended July 31, 2010.

Stock-Based Compensation

The Company’s pre-tax compensation cost for stock-based employee compensation was $0.4 million, or $0.3 million net of taxes, and $0.3 million, or $0.2 million net of taxes, for the thirteen weeks ended July 31, 2010 and August 1, 2009, respectively. The Company’s pre-tax compensation cost for stock-based employee compensation was $0.7 million, or $0.5 million net of taxes, and $(46,000), or $(28,000) net of taxes, for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively.  Stock-based employee compensation for the twenty-six weeks ended August 1, 2009 included $0.4 million of restricted stock grants and $(0.7) million of forfeitures of unvested restricted stock grants for an employee who resigned during this time.

Stock Option Plan

A summary of the status of the Company's Amended and Restated Stock Option Plan (the “Stock Option Plan”) is as follows (shares in thousands):

	Twenty-Six Weeks Ended July 31, 2010
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of period	40	$5.32
Options granted	--	N/A
Options exercised	(2)	(2.37)
Options forfeited	(1)	(5.62)
Options outstanding at end of period	37	$5.47
Options exercisable at end of period	37	$5.47

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The total intrinsic value of stock options exercised during the twenty-six weeks ended July 31, 2010 was approximately $9,000.

The following table summarizes information about stock options outstanding and exercisable under the Stock Option Plan as of July 31, 2010 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding at July 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at July 31, 2010	Weighted Average Exercise Price
$1.69 - $2.37	8	2.25	$2.28	8	$2.28
$2.68 - $5.85	6	1.51	$3.04	6	$3.04
$6.13 - $9.62	23	3.73	$7.30	23	$7.30
Totals	37	3.02	$5.47	37	$5.47

The aggregate intrinsic value of outstanding options and exercisable options under the Stock Option Plan at July 31, 2010 was approximately $37,000.

2005 Incentive Award Plan

As of July 31, 2010, the number of shares of common stock currently reserved under the Books-A-Million, Inc. 2005 Incentive Award Plan, as amended (the "2005 Plan"), for outstanding stock-based awards are 1,042,049 shares.  On May 20, 2010, the stockholders of the Company approved an additional 800,000 shares available for issuance under the 2005 Plan.  An aggregate of 2,000,000 shares of common stock may be awarded under the 2005 Plan, as amended.  From June 1, 2005 through July 31, 2010, awards under the 2005 Plan have consisted solely of awards of restricted stock.

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

Restricted Stock Table

A combined summary of the status of restricted stock grants to employees and directors under the 2005 Plan and the Incentive Plan is as follows (shares in thousands):

	Twenty-Six Weeks Ended July 31, 2010
	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	465	$6.28
Shares granted	271	$7.27
Shares vested	(13)	$9.07
Shares forfeited	--	$--
Shares at end of period	723	$6.60

The Company's unvested restricted stock receives all dividends and retains voting rights for the granted shares.

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Information

As of July 31, 2010, the Company had $2.4 million of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Stock-based Compensation Expense
2011	$856,777
2012	1,216,684
2013	322,504
2014	5,049
Total	$2,401,014

The Company received cash from options exercised during the twenty-six week periods ended July 31, 2010 and August 1, 2009 of approximately $4,700 and $0, respectively.

The Company maintains an employee stock purchase plan (the “Amended and Restated Employee Stock Purchase Plan”) under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year.  On May 20, 2010, the stockholders of the Company approved a second amendment to the Amended and Restated Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan by 200,000 shares of common stock.  An aggregate of 600,000 shares are available for issuance to participants of the Amended and Restated Employee Stock Purchase Plan.  The Company received cash proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during each of the twenty-six weeks ended July 31, 2010 and August 1, 2009 of $0.1 million. The impact of these cash receipts is included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

Stockholders' Equity

On March 11, 2010, the Board of Directors authorized a new common stock repurchase program (the "2010 Repurchase Program") that replaced the 2009 Repurchase Program, under which the Company was previously authorized to purchase up to $5.0 million of our common stock.  The 2009 Repurchase Plan expired on April 30, 2010. Pursuant to the 2010 Repurchase Program, the Company is authorized to purchase up to $5.0 million of our common stock.  The 2010 Repurchase Program will expire on April 30, 2011.  During fiscal 2011, the Company has repurchased $0.6 million of shares of our common stock under the 2009 Repurchase Program and $1.5 million of shares of our common stock under the 2010 Repurchase Program.

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted net income per common share reflects the potential dilution, using the treasury stock method, which could occur if stock options are exercised.  Diluted net income per common share has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in each of the thirteen and twenty-six week periods set forth below.  The difference between basic and diluted net income per share is solely attributable to stock options.  A reconciliation of the weighted average shares for basic and diluted net income per common share is as follows:

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Thirteen Weeks Ended
(in thousands)	July 31, 2010	August 1, 2009
Weighted average shares outstanding:
Basic	15,723	15,759
Dilutive effect of stock options outstanding	6	9
Diluted	15,729	15,768

	Twenty-Six Weeks Ended
(in thousands)	July 31, 2010	August 1, 2009
Weighted average shares outstanding:
Basic	15,742	15,776
Dilutive effect of stock options outstanding	7	6
Diluted	15,749	15,782

For each of the thirteen week periods ended July 31, 2010 and August 1, 2009, options for approximately 6,000 of our shares were outstanding but were excluded from the computation of diluted weighted-average common shares because the options exercise price was greater than the average market price of the common shares and their effect would have been anti-dilutive. For the twenty-six week periods ended July 31, 2010 and August 1, 2009, options for approximately 6,000 and 23,000, respectively, of our shares were outstanding but were excluded from the computation of diluted weighted-average common shares because the options exercise price was greater than the average market price of the common shares and their effect would have been anti-dilutive.

The Company’s unvested restricted shares are entitled to receive nonforfeitable dividends, and thus, are participating securities requiring the two class method of computing net income per share.  The weighted average shares outstanding and net income per share for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009 were computed using the two class method.

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

The Company purchases a substantial portion of its magazines, as well as certain of its seasonal music from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate of the Company through common ownership.  During the twenty-six weeks ended July 31, 2010 and August 1, 2009, purchases of these items from Anderson Media totaled $10.4 million and $11.2 million, respectively.  The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate of the Company through common ownership.  During each of the twenty-six weeks ended July 31, 2010 and August 1, 2009, such purchases from Anderson Press totaled $0.6 million and $0.8 million, respectively.  The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate of the Company through common ownership.  The total amount paid to Anco Far East was $1.1 million and $0.6 million during the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively.  These amounts paid to Anco Far East included the actual cost of the product as well as fees for sourcing and consolidation services.  All costs other than the sourcing and consolidation service fees were passed through from other vendors.  Anco Far East fees, net of the passed-through costs, were $76,000 and $42,000 during the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively.

The Company sold books to Anderson Media in the amount of $0 and $5,200 during the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively.

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson, a former member of the Company’s board of directors.  The Company's lease on the building expires in February 2013.  During each of the twenty-six week periods ended July 31, 2010 and August 1, 2009, the Company paid rent of $77,000 to the trust under this lease.   Anderson & Anderson LLC (“A&A”), an affiliate of the Company through common ownership, also leases two buildings to the Company.  During each of the twenty-six weeks ended July 31, 2010 and August 1, 2009, the Company paid A&A a total of $0.2 million in connection with such leases.  Total minimum future rental payments under all three of these leases are $1.9 million at July 31, 2010.

The Company subleases certain property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. One of the Company's directors, Albert C. Johnson, and Terry Finley, Executive Vice President and Chief Merchandising Officer of Books-A-Million, Inc., are members of Hibbett’s board of directors.  During each of the twenty-six weeks ended July 31, 2010 and August 1, 2009, the Company received $0.1 million in rent payments from Hibbett.

The Company, A&A, Anderson Promotional Events, Inc. and Anderson Press (collectively the “Co-ownership Group”) co-own two airplanes that are used by the Company in its business.  The Company owns a 26.0% interest in each of these airplanes.  During each of the twenty-six week periods ended July 31, 2010 and August 1, 2009, the Company was billed $0.3 million by the Co-Ownership Group under a cost sharing arrangement for the Company’s use of the two airplanes.  The expenses the Company pays for airplane use covers all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at July 31, 2010 or January 30, 2010, as such liabilities are considered de minimis.

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Accruals for markdowns are estimated based upon the Company’s history of liquidating non-returnable inventory.

The Company currently utilizes the last-in, first-out (“LIFO”) method of accounting for inventories.  The cumulative difference between replacement and current cost of inventory over stated LIFO value is $3.5 million as of July 31, 2010 and $3.3 million as of January 30, 2010.  The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value of $206.7 million as of July 31, 2010 and $204.8 million as of January 30, 2010.

Physical inventory counts are taken throughout the course of the fiscal period and reconciled to the Company’s records.  Accruals for inventory shortages are estimated based upon historical shortage results.

Inventory balances at July 31, 2010 and January 30, 2010 were as follows (in thousands):

	July 31, 2010	January 30, 2010
Inventories (at FIFO)	$206,678	$204,834
LIFO reserve	(3,535)	(3,324)
Net inventories	$203,143	$201,510

6.	Business Segments

The Company has two reportable operating segments: retail trade and electronic commerce trade.  These reportable operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally.

Our chief operating decision maker is our Chairman, President, and Chief Executive Officer.  The Company is primarily a retailer of book merchandise.  The Company’s two reportable segments are two distinct business units, one a traditional retailer of book merchandise and the other a seller of book merchandise primarily over the Internet.  The electronic commerce trade segment is managed separately due to divergent technology and marketing requirements. The retail trade reportable segment also includes the Company’s distribution center operations, which predominantly supplies merchandise to our retail stores.  Through the distribution center operations the Company sells books to outside parties on a wholesale basis.  These sales are not material.

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

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Information (in thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net Sales
Retail Trade	$119,091	$120,928	$235,176	$238,164
Electronic Commerce Trade	5,076	5,348	10,717	10,866
Intersegment Sales Elimination	(4,119)	(3,833)	(8,877)	(8,418)
Net Sales	$120,048	$122,443	$237,016	$240,612
Operating Income
Retail Trade	$3,511	$2,612	$7,256	$6,177
Electronic Commerce Trade	(67)	176	(182)	380
Intersegment Elimination of Certain Costs	(254)	(181)	(528)	(424)
Total Operating Income	$3,190	$2,607	$6,546	$6,133
			July 31, 2010	January 30, 2010
Assets
Retail Trade			$277,441	$271,701
Electronic Commerce Trade			2,012	1,797
Intersegment Asset Elimination			--	--
Total Assets			$279,453	$273,498

For the thirteen and twenty-six week periods ended July 31, 2010 and August 1, 2009, respectively, sales by merchandise category, as a percentage of net sales are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Books and Magazines	80.4%	82.5%	80.3%	82.2%
General Merchandise	8.9%	7.5%	8.8%	7.6%
Café	4.0%	4.0%	4.2%	4.2%
Other	6.7%	6.0%	6.7%	6.0%
Total	100%	100%	100%	100%

General merchandise consists of gifts, cards, collectibles and similar types of products.  Café consists of coffee, tea and other edible products, as well as gift items related to our Joe Muggs cafés. Other products include music, DVD, E-Book and other products.

7.	Recent Accounting Pronouncements

Recently Adopted Accounting Principles

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

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics.  This ASU eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics about embedded derivatives and hedging within Topic 815 and accounting for income taxes in reorganization within Sub-topic 852-740.   The amendments to the guidance on accounting for income taxes in reorganization Sub-topic 852-740 should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this ASU are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging Sub-topic 815-15 are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  All other amendments are effective for the first reporting period (including interim periods) beginning after the date this ASU was issued (February 2, 2010).  The adoption of the applicable provisions of ASU 2010-08 did not have a material impact on the Company's consolidated financial statements and the Company does not expect that the adoption of the remaining provisions will have a material impact on its consolidated financial statements.

8.	Discontinued Operations

The Company did not close any stores during the twenty-six weeks ended July 31, 2010 or August 1, 2009 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market.

9.	Debt and Lines of Credit

The Company’s current credit facility (the "Facility") allows for unsecured borrowings of up to $100.0 million for which no principal payments are due until the Facility expires in July 2011.  Availability under the Facility is reduced by outstanding letters of credit issued thereunder.  Interest on borrowings under the Facility is determined based upon applicable LIBOR rates and the Company’s rate spread, which varies depending on the maintenance of certain covenants.  The Facility contains financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of July 31, 2010.  As of July 31, 2010 there were outstanding borrowings under the Facility of $7.8 million.  The Company had no borrowings outstanding under the Facility as of January 30, 2010.  The face amount of letters of credit issued under the Facility as of July 31, 2010 and January 30, 2010 was $2.1 million.  The maximum and average outstanding borrowings under the Facility (excluding letters of credit issued thereunder) during the twenty-six weeks ended July 31, 2010 were $26.8 million and $15.2 million, respectively.

During fiscal 1995 and fiscal 1996, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”), which was secured by a mortgage interest in these facilities.  As of July 31, 2010 and January 30, 2010, there was $6.4 million of borrowings outstanding under the Bond, which bears interest at variable rates (1.375% as of July 31, 2010).  The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date under certain circumstances.  In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation until July 1, 2011 and did not require a mortgage interest to secure the Bond. This extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date. The Bond is classified as short term due to the repurchase obligation being within twelve months.

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We are currently discussing refinancing options with respect to the Facility and the Bond, and expect to complete the refinancing of these arrangements before their expiration.  However, there can be no assurances that we will be able to complete the refinancing on terms acceptable to the Company.

Net interest expense for the thirteen weeks ended July 31, 2010 and August 1, 2009 was $0.2 million and $0.1 million, respectively. Net interest expense for the twenty-six weeks ended July 31, 2010 and August 1, 2009 was $0.3 million.

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

As of July 31, 2010, the gross amount of unrecognized tax benefits was $1.1 million, all of which would affect the effective tax rate if recognized.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $0.9 million in interest and penalties related to unrecognized tax benefits accrued as of July 31, 2010.  The Company’s total liability for unrecognized tax benefits, including interest and penalties, as of July 31, 2010 was $2.0 million.

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

The Company’s effective tax rate for the twenty-six weeks ended July 31, 2010 was 37.8%, versus an effective tax rate of 38.7% for the twenty-six weeks ended August 1, 2009.

11.	Fair Value Measurements

The Company accounts for fair value in accordance with guidance codified in FASB ASC 820, Fair Value Measurements.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of July 31, 2010 the Company had no assets or liabilities which are required to be disclosed under the provisions of ASC 820.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At July 31, 2010, there was $7.8 million outstanding under our revolving line of credit agreement and $6.4 million outstanding under the Bond.  The borrowings under our revolving line of credit agreement and the Bond bear interest at the variable rates described in Note 9 and therefore approximate fair value at July 31, 2010.

Index
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Revenue Recognition

The Company sells gift cards to its customers in its retail stores.  The gift cards do not have an expiration date.  Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions.  The gift card breakage rate is determined based upon historical redemption patterns.  Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity.  At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions.  Breakage income for the thirteen weeks ended July 31, 2010 and August 1, 2009 was $0.3 million. Breakage income for each of the twenty-six weeks ended July 31, 2010 and August 1, 2009 was $0.4 million and $0.5 million, respectively.

13.	Equity Method Investment

The Company holds an equity method investment, which consists of a 40.0% equity interest in Yogurt Mountain Holding, LLC ("Yogurt Mountain").  Yogurt Mountain was formed for the purpose of developing and operating retail yogurt stores and franchising retail yogurt stores to third party franchisees.  In March 2010, the Company acquired the equity interest in Yogurt Mountain for $3.0 million.  Yogurt Mountain is a separate and distinct legal entity from the Company and its subsidiaries, and has separate assets, liabilities, and operations.  The other shareholder interests in Yogurt Mountain of 40.0% and 20.0% are owned by Anderson Private Capital Partners I, L.P. and Kahn Family Holdings, LLC, respectively.  The investment in Yogurt Mountain is included within the “Other assets” caption under “Total assets” on the condensed consolidated balance sheet for the period ended July 31, 2010.

In connection with the investment, the Company entered a line of credit agreement (the “Line of Credit”) with Yogurt Mountain pursuant to which the Company has committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015.  The proceeds from the Line of Credit must be used by Yogurt Mountain for the purpose of new store growth capital requirements.  There were no Yogurt Mountain borrowings under the Line of Credit for the period ended July 31, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in our specific market areas; inflation or deflation; economic conditions in general and in our specific market areas, including the length of time that the U.S. economy remains in the current downturn; the number of store openings and closings; the profitability of certain product lines; capital expenditures; future liquidity, including our ability to refinance our debt instruments on favorable terms; liability and other claims asserted against us; uncertainties related to the Internet and our Internet operations; and other factors referenced herein and in Part I, Item 1A, RISK FACTORS, of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.  In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Index
General

We were founded in 1917 and currently operate 228 retail bookstores, including 201 superstores, concentrated primarily in the southeastern United States.

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

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	30.4%	29.5%	30.2%	29.7%
Operating, selling and administrative expenses	24.6%	24.4%	24.4%	24.1%
Depreciation and amortization	3.1%	2.9%	3.1%	3.0%
Operating income	2.7%	2.1%	2.8%	2.5%
Interest expense, net	0.1%	0.1%	0.1%	0.1%
Income before income taxes	2.5%	2.0%	2.6%	2.4%
Income tax provision	0.9%	0.8%	1.0%	0.9%
Net income	1.6%	1.2%	1.6%	1.5%

The following table sets forth net sales data by segment for the periods presented:

Segment Information (dollars in thousands)

Net Sales	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	$ Change	% Change	July 31, 2010	August 1, 2009	$ Change	% Change
Retail Trade	$119,091	$120,928	$(1,837)	(1.5%)	$235,176	$238,164	$(2,988)	(1.3%)
Electronic Commerce Trade	5,076	5,348	(272)	(5.1%)	10,717	10,866	(149)	(1.4%)
Intersegment Sales Elimination	(4,119)	(3,833)	(286)	(7.5%)	(8,877)	(8,418)	(459)	(5.5%)
Net Sales	$120,048	$122,443	$(2,395)	(2.0%)	$237,016	$240,612	$(3,596)	(1.5%)

Index
The decrease in net sales for the retail trade segment for the thirteen weeks ended July 31, 2010 compared to the thirteen weeks ended August 1, 2009 resulted from lower comparable store sales partially offset by sales from stores open for less than one year and higher income from magazine subscriptions.  Comparable store sales for the thirteen weeks ended July 31, 2010 decreased $3.7 million, or 3.2%, to $110.2 million when compared with the same thirteen week period for the prior year.  The decrease in comparable store sales for the thirteen week period ended July 31, 2010 was due to difficult macroeconomic conditions, which had a negative impact on consumer spending, and a weak publishing lineup compared to the prior year. During the thirteen weeks ended July 31, 2010, we opened two traditional store locations, closed one superstore and relocated another.  The 5.1% decrease in net sales for the electronic commerce trade segment was due to lower direct to consumer business and overall sales volume. For the twenty-six weeks ended July 31, 2010 compared to the twenty-six week period ended August 1, 2009, the decrease in net sales for the retail trade segment was due to a comparable store sales decline of 3.43%, or $7.7 million, offset by the impact of the increase in our total number of stores from 223 at August 1, 2009 to 228 on July 31, 2010. The decrease in comparable store sales for the twenty-six week period ended July 31, 2010 was due to difficult macroeconomic conditions, which had a negative impact on consumer spending, and a weak book lineup compared to the prior year. During the twenty-six weeks ended July 31, 2010, we opened six traditional locations, closed one superstore and relocated two others. One traditional store was closed during the period. The decrease in net sales for the electronic commerce trade segment for the twenty-six week period ended July 31, 2010 was due to the same factors noted previously for the thirteen week period.

Gross profit increased $0.4 million, or 1.0%, to $36.5 million in the thirteen weeks ended July 31, 2010, when compared with $36.1 million in the same thirteen week period for the prior year.  For the twenty-six weeks ended July 31, 2010, gross profit increased $0.3 million, or 0.4%, to $71.7 million from $71.4 million in the prior year period. Gross profit as a percentage of net sales for the thirteen weeks ended July 31, 2010 and August 1, 2009 was 30.4% and 29.5%, respectively. Gross profit as a percentage of net sales for the twenty-six weeks ended July 31, 2010 and August 1, 2009 was 30.2% and 29.7%, respectively. The increase in gross profit as a percentage of net sales for the thirteen and twenty-six week periods ended July 31, 2010 was due to sales of higher margin items, lower store inventory shrinkage, lower occupancy costs due to rent renegotiations and higher income from the sale of magazine subscriptions.

Operating, selling and administrative expenses were $29.5 million in the thirteen weeks ended July 31, 2010, compared to $29.9 million in the same period last year.  The decrease in operating, selling and administrative expenses compared to the same thirteen week period last year is due to cost control measures, lower payroll and heath insurance costs.  For the twenty-six weeks ended July 31, 2010, operating, selling, and administrative expenses were $57.8 million, compared to $58.1 million in the prior year period. The decrease in operating, selling and administrative expenses compared to last year is due to cost control measures, lower payroll and heath insurance costs and lower store impairment charges.  Operating, selling and administrative expenses as a percentage of net sales for the twenty-six weeks ended July 31, 2010 increased to 24.4% from 24.1% from the same period last year. The increase in operating, selling and administrative expenses as a percentage of net sales for the twenty-six week period ended July 31, 2010 was due to an expense reduction of $0.7 million ($0.5 million net of tax) for forfeitures of stock grants and other compensation for an employee who resigned in the first quarter of last year.

Depreciation and amortization was $0.2 million higher in the thirteen week period ended July 31, 2010, at $3.8 million compared to $3.6 million in the thirteen week period ended August 1, 2009.  The increase in depreciation and amortization is due to the impact of the stores opened since the prior year.  Depreciation and amortization expense as a percentage of net sales for the thirteen weeks ended July 31, 2010 was 3.1% which is 0.2% higher than the same period last year. In the twenty-six week period ended July 31, 2010, depreciation and amortization expense increased 1.4% to $7.3 million from $7.2 million in the same period last year. Depreciation and amortization expense as a percentage of net sales for the twenty-six weeks ended July 31, 2010 was 3.1%, which is 0.1% higher than the same period last year.

Index
The following table sets forth operating income data by segment for the periods presented:

Segment Information (dollars in thousands)

Operating Income (Loss)	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	$ Change	% Change	July 31, 2010	August 1, 2009	$ Change	% Change
Retail Trade	$3,511	$2,612	$899	34.4%	$7,256	$6,177	$1,079	17.5%
Electronic Commerce Trade	(67)	176	(243)	(138.1%)	(182)	380	(562)	(147.9%)
Intersegment Elimination of Certain Costs	(254)	(181)	(73)	40.3%	(528)	(424)	(104)	24.5%
Total Operating Income	$3,190	$2,607	$583	22.4%	$6,546	$6,133	$413	6.7%

The increase in operating income for the retail segment for the thirteen week and twenty-six week periods ended July 31, 2010 was due to sales of higher margin products, lower inventory shrinkage, as well as lower store occupancy costs from rent renegotiations. The operating income of the electronic commerce trade segment decreased for the thirteen and twenty-six week periods ended July 31, 2010 due to lower sales, increased freight charges associated with consumer direct sales and increased advertising costs.

Net interest expense was $0.2 million, or 0.1% of net sales, for the thirteen weeks ended July 31, 2010, compared to $0.1 million, or 0.1% of net sales, in the same period last year and was $0.3 million, or 0.1% of net sales, in both twenty-six week periods ending July 31, 2010 and August 1, 2009. The increase in net interest expense for the thirteen weeks ended July 31, 2010, was due to a higher amount of average debt during the period.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility.  We have an unsecured revolving credit facility (the "Facility") that allows borrowings of up to $100.0 million, for which no principal repayments are due until the Facility expires in July 2011.  Availability under the Facility is reduced by outstanding letters of credit issued thereunder.  The Facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio.  We were in compliance with all of the covenants, including the minimum fixed charge coverage ratio, as of July 31, 2010.  As of July 31, 2010, there were outstanding borrowings under the Facility of $7.8 million.  The Company had no borrowings outstanding under the Facility as of January 30, 2010.  The face amount of letters of credit issued under the Facility as of July 31, 2010 and January 30, 2010 were $2.1 million.  The maximum and average outstanding balances under the Facility (including letters of credit issued thereunder) during the twenty-six weeks ended July 31, 2010 were $28.9 million and $17.3 million, respectively, compared to $29.6 million and $17.4 million, respectively, for the same period in the prior year.  The decrease in the maximum and average outstanding balances from the prior year was due to timing of our payments associated with accounts payable and accounts receivable.

During fiscal 1995 and fiscal 1996, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”), which was secured by a mortgage interest in these facilities.  As of July 31, 2010 and January 30, 2010, there was $6.4 million of borrowings outstanding under the Bond, which bears interest at variable rates (1.375% as of July 31, 2010).  The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date under certain circumstances.  In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the Bond.  This extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

We are currently discussing refinancing options with respect to the Facility and the Bond, and expect to complete the refinancing of these arrangements before their expiration.  However, there can be no assurances that we will be able to complete the refinancing on terms acceptable to the Company.

Index
Financial Position

Inventory balances were $203.1 million as of July 31, 2010, compared to $201.5 million as of January 30, 2010.  The inventory increase was primarily due to seasonal fluctuations in inventory, an increase in the number of stores and added product assortments. Inventory levels are generally the lowest at the end of the fiscal year due to holiday sales and large post holiday returns to vendors.  Trade and related party accounts payable balances were $95.4 million in the aggregate as of July 31, 2010, compared to $90.7 million as of January 30, 2010.  The increase in accounts payable was due to the increase in inventory.  Accrued expenses were $33.9 million as of July 31, 2010, compared to $36.6 million as of January 30, 2010.  The decrease in accrued expenses was due to a reduction in the gift card liability and employee bonus accrual.  Both traditionally decrease in the first half of the year due to usage of gift cards and payment of bonuses.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to the Company at July 31, 2010 (in thousands):

	Payments Due Under Contractual Obligations(2)
(in thousands)	Total	FY 2011	FY 2012	FY 2013	FY 2014	FY 2015	Thereafter
Short-term borrowings(1)	$7,800	$7,800	$--	$--	$--	$--	$--
Industrial revenue bond	6,360	--	6,360	--	--	--	--
Subtotal of debt	14,160	7,800	6,360	--	--	--	--
Interest	84	42	42	--	--	--	--
Operating leases	150,469	17,470	29,787	24,267	20,668	17,994	40,283
Total of obligations	$164,713	$25,312	$36,189	$24,267	$20,668	$17,994	$40,283
(1)	Short-term borrowings represent borrowings under the $100.0 million facility that the Company anticipates repaying within the next 12 months.
(2)
This table excludes any amounts related to the payment of the $2.0 million of income tax uncertainties, as the Company cannot make a reasonably reliable estimate of the periods of cash settlements with the respective taxing authorities.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at July 31, 2010 or January 30, 2010, as such liabilities are currently considered de minimis.

Index
Cash Flows

Operating activities provided cash of $7.2 million in the twenty-six week period ended July 31, 2010 and provided cash of $14.3 million in the twenty-six week period ended August 1, 2009, and included the following effects:

•
Cash used for inventories in the twenty-six week period ended July 31, 2010 was $1.6 million, and cash used for inventories in the twenty-six week period ended August 1, 2009 was $0.4 million.  The change versus the prior year was due to an increase in the number of stores and the addition of new product assortments.

•
Cash provided by trade and related party accounts payables in the twenty-six week period ended July 31, 2010 was $4.7 million and cash provided by trade accounts and related party accounts payable in the twenty-six week period ended August 1, 2009 was $2.5 million. The change from the prior year was due to the timing of payments associated with our increased inventory levels.

•
Cash used for accrued expenses and accrued income taxes was $7.2 million and $0.3 million in the twenty-six week periods ended July 31, 2010 and August 1, 2009, respectively. The change from last year results from the timing of payments, primarily associated with income taxes.

•	Depreciation and amortization expenses were essentially flat at $7.3 million and $7.2 million in the twenty-six week periods ended July 31, 2010 and August 1, 2009, respectively.

•
Cash used for accounts and related party receivables was $0.9 million in the twenty-six week period ended July 31, 2010 and cash provided by accounts and related party receivables was $0.6 million at August 1, 2009.  The change from the prior year was due to a construction allowance receivable associated with a store relocation and amounts due for magazine commissions.

Cash used in investing activities reflected an $11.3 million and $4.3 million net use of cash for the twenty-six week periods ended July 31, 2010 and August 1, 2009, respectively.  Cash was used in the twenty-six week period ended July 31, 2010 to fund capital expenditures for new stores, store relocations, renovation and improvements to existing stores, investments in real estate, investments in management information systems and to acquire an equity method investment.

Financing activities provided cash of $2.6 million in the twenty-six week period ended July 31, 2010 and used cash of $10.1 million in the twenty-six week period ended August 1, 2009.  Financing activities provided cash in the twenty-six week period ended July 31, 2010 from $7.8 million of net borrowings under our credit facility, offset by dividend payments of $3.2 million and the purchase of treasury stock of $2.1 million.

Related Party Activities

See Note 3, Related Party Transactions, to the Condensed Consolidated Financial Statements for information regarding related party activities.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management's Discussion and Analysis section of our Form 10-K for the year ended January 30, 2010 filed with the Securities and Exchange Commission.  No changes to these policies have occurred during the twenty-six weeks ended July 31, 2010.

New Accounting Pronouncements

See Note 7, Recent Accounting Pronouncements, to the Condensed Consolidated Financial Statements for information regarding new accounting pronouncements.

Index
Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We are subject to interest rate fluctuations involving the Facility and the Bond.  To illustrate the sensitivity of our results of operations to changes in interest rates on our debt, we estimate that a 1,395% increase or decrease in LIBOR rates would have changed interest expense by $2.3 million for the thirteen weeks ended July 31, 2010 due to average debt of $27.7 million. The average debt under the Facility (including letters of credit) and the Bond was $21.3 million and $6.4 million, respectively, for the thirteen weeks ended July 31, 2010.  For the twenty-six week period ended July 31, 2010, our average debt under the Facility (including letters of credit) and the Bond was $23.7 million.  Similar changes in interest rates during this twenty-six week period would have resulted in additional interest expense of $3.9 million.  The LIBOR fluctuation rate of 1,395% represents the maximum fluctuation of LIBOR in the last three fiscal years, which occurred during fiscal 2009.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

On March 11, 2010, our board of directors approved a new stock repurchase program (the “2010 Repurchase Program”) to replace the 2009 Repurchase Program.  Pursuant to the 2010 Repurchase Program, we are authorized to purchase up to $5.0 million of our common stock.  The following table shows common stock repurchases under the 2010 Repurchase Program during the thirteen weeks ended July 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program at End of Period

May 2, 2010 through May 29, 2010	31,000	$7.00	31,000	$4,393,000
May 30, 2010 through July 3, 2010	132,000	$6.57	132,000	$3,531,000
July 4, 2010 through July 31, 2010	12,000	$5.80	12,000	$3,462,000
Total	175,000	$6.57	175,000	$3,462,000

As of July 31, 2010, we may purchase up to $3.5 million of additional shares of our common stock under the 2010 Repurchase Program.

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

BOOKS-A-MILLION, INC.

Date: September 9, 2010	by: /s/ Clyde B. Anderson
Clyde B. Anderson
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: September 9, 2010	by: /s/ Douglas G. Markham
Douglas G. Markham
Executive Vice President and Chief Administrative Officer

Date: September 9, 2010	by: /s/ Brian W. White
Brian W. White
Chief Financial Officer (Principal Financial and Accounting Officer)