Form 10-Q
period 2010-10-30
BOOKS A MILLION INC
filed 2010-12-09
CIK 891919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 30, 2010

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Shares of common stock, par value $0.01 per share, outstanding as of December 7, 2010 were 15,534,353 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share and share amounts)
(Unaudited)

	October 30, 2010	January 30, 2010
ASSETS Current assets:
Cash and cash equivalents	$4,239	$6,602
Accounts receivable, net	3,054	5,476
Related party receivables	100	584
Inventories	230,475	201,510
Prepayments and other assets	6,764	2,942
Total current assets	244,632	217,114

Property and equipment
Gross property and equipment	239,509	240,834
Less accumulated depreciation and amortization	(185,659)	(187,693)
Property and equipment, net	53,850	53,141

Deferred income taxes	2,558	2,200
Other assets (Note 13)	3,830	1,043
Total assets	$304,870	$273,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$108,503	$88,843
Related party accounts payable	5,912	1,814
Accrued expenses	34,940	36,583
Accrued income taxes	--	4,824
Deferred income taxes	11,669	10,146
Short-term borrowings (Note 9)	22,660	--
Total current liabilities	183,684	142,210

Long-term debt (Note 9)	--	6,360
Deferred rent	8,439	8,319
Liability for uncertain tax positions	1,663	1,901
Total non-current liabilities	10,102	16,580

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	--	--
Common stock, $0.01 par value, 30,000,000 shares authorized, 21,573,698 and 21,269,303 shares issued and 15,534,353 and 15,648,222 shares outstanding at October 30, 2010 and January 30, 2010, respectively	216	213
Additional paid-in capital	92,953	92,044
Treasury stock, at cost, 6,039,345 and 5,621,081 shares repurchased at October 30, 2010 and January 30, 2010, respectively	(50,084)	(47,342)
Retained earnings	67,999	69,793
Total stockholders’ equity	111,084	114,708
Total liabilities and stockholders’ equity	$304,870	$273,498
See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Net sales	$104,822	$110,885	$341,838	$351,498
Cost of products sold (including warehouse distribution and store occupancy costs)	75,598	82,079	240,943	251,293
Gross profit	29,224	28,806	100,895	100,205
Operating, selling and administrative expenses	28,779	27,792	86,573	85,871
Depreciation and amortization	3,746	3,634	11,077	10,821
Operating (loss) income	(3,301)	(2,620)	3,245	3,513
Interest expense, net	146	156	425	476
(Loss) income before income taxes	(3,447)	(2,776)	2,820	3,037
Income taxes (benefit)	(1,701)	(1,135)	666	1,112
Net (loss) income	$(1,746)	$(1,641)	$2,154	$1,925

Basic (loss) earnings per common share	$(0.11)	$(0.10)	$0.14	$0.12
Diluted (loss) earnings per common share	$(0.11)	$(0.10)	$0.14	$0.12
Weighted average common shares outstanding:
Basic	15,551	15,725	15,679	15,759
Diluted	15,551	15,725	15,685	15,768

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance January 30, 2010	21,269	$213	$92,044	5,621	$(47,342)	$69,793	$114,708
Purchase of treasury stock	--	--	--	418	(2,742)	--	(2,742)
Net income	--	--	--	--	--	2,154	2,154
Dividends paid	--	--	--	--	--	(3,948)	(3,948)
Issuance of restricted stock	271	3	765	--	--	--	768
Forfeiture of restricted stock	(5)	--	(12)	--	--	--	(12)
Issuance of stock for employee stock purchase plan	37	--	91	--	--	--	91
Tax benefit from stock-based compensation	--	--	60	--	--	--	60
Exercise of stock options	2	--	5	--	--	--	5
Balance October 30, 2010	21,574	$216	$92,953	6,039	$(50,084)	$67,999	$111,084

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
Cash Flows from Operating Activities:
Net income	$2,154	$1,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,077	10,821
Stock-based compensation	768	910
Forfeiture of stock-based compensation	(12)	(659)
Loss on impairment of assets	100	437
Loss on disposal of property and equipment	517	192
Deferred income taxes	1,165	(270)
Excess tax benefit from stock-based compensation	(60)	(15)
Bad debt expense	278	165
(Increase) decrease in assets:
Accounts receivable and other receivables	2,144	327
Related party receivables	484	638
Inventories	(28,965)	(27,226)
Prepayments and other assets	(3,822)	(1,323)
Noncurrent assets	121	(4)
Increase (decrease) in liabilities:
Accounts payable	19,660	23,210
Related party payables	4,098	(805)
Accrued income taxes	(4,690)	(863)
Accrued expenses and deferred rent	(2,089)	768
Total adjustments	774	6,303
Net cash provided by operating activities	2,928	8,228

Cash Flows from Investing Activities:
Capital expenditures	(12,237)	(8,370)
Proceeds from disposal of property and equipment	180	94
Acquisition of equity method investment (Note 13)	(3,000)	--
Net cash used in investing activities	(15,057)	(8,276)

Cash Flows from Financing Activities:
Borrowings under credit facilities	165,810	150,620
Repayments under credit facilities	(149,510)	(148,930)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	96	113
Purchase of treasury stock	(2,742)	(525)
Payment of dividends	(3,948)	(2,367)
Excess tax benefit from stock based compensation	60	15
Net cash provided by (used in) financing activities	9,766	(1,074)

Net Decrease in Cash and Cash Equivalents	(2,363)	(1,122)
Cash and Cash Equivalents at Beginning of Period	6,602	5,529
Cash and Cash Equivalents at End of Period	$4,239	$4,407

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$418	$465
Income taxes, net of refunds	$7,527	$3,873
Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$235	$820

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Books-A-Million, Inc. and its subsidiaries (collectively, the “Company”) are principally engaged in the sale of books, magazines, games, toys and related items through a chain of retail bookstores.  The Company operates 229 bookstores in 23 states and the District of Columbia, which are predominantly located in the southeastern United States.  The Company also operates a retail Internet website.  The Company consists of Books-A-Million, Inc. and its four wholly owned subsidiaries, American Wholesale Book Company, Inc., Booksamillion.com, Inc., BAM Card Services, LLC and Alabama Florence Realty Holdings 2010 LLC.  All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 6.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position as of October 30, 2010 and January 30, 2010 and the results of our operations and cash flows for the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results.

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

Certain insignificant reclassifications to amounts included in this report for prior periods were necessary to conform to the presentation of the thirty-nine weeks ended October 30, 2010.

Stock-Based Compensation

The Company’s pre-tax compensation cost for stock-based employee compensation was $39,000, or $20,000 net of taxes, and $0.3 million, or $0.2 million net of taxes, for the thirteen weeks ended October 30, 2010 and October 31, 2009, respectively. The Company’s pre-tax compensation cost for stock-based employee compensation was $0.8 million, or $0.6 million net of taxes, and $0.3 million, or $0.2 million net of taxes, for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively.  The condensed consolidated statement of operations for the three months ended October 30, 2010 includes a favorable correction of $0.4 million due to an error in the calculation of restricted stock expense in prior periods.  We have assessed the materiality of this correction in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Sub-topic 270-10-45, Interim Financial Reporting, in addition to SEC Staff Accounting Bulletin ("SAB") 99, Materiality, and SAB 108 and, based on this assessment, have concluded that the impact of this correction was not material to the Company’s January 30, 2010 consolidated financial statements or to the unaudited condensed consolidated financial statements as of and for the three months ended October 30, 2010.  Stock-based employee compensation for the thirty-nine weeks ended October 31, 2009 included $0.9 million of restricted stock grants and $(0.7) million of forfeitures of unvested restricted stock grants for an employee who resigned during this time.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Option Plan

A summary of the status of the Company's Amended and Restated Stock Option Plan (the “Stock Option Plan”) is as follows (shares in thousands):

	Thirty-Nine Weeks Ended October 30, 2010
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of period	40	$5.32
Options granted	--	--
Options exercised	(2)	(2.37)
Options forfeited	(1)	(5.89)
Options outstanding at end of period	37	$5.46
Options exercisable at end of period	37	$5.46

The total intrinsic value of stock options exercised during the thirty-nine weeks ended October 30, 2010 was approximately $8,000.

The following table summarizes information about stock options outstanding and exercisable under the Stock Option Plan as of October 30, 2010 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding at October 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at October 30, 2010	Weighted Average Exercise Price
$1.69 - $2.37	8	2.00	$2.28	8	$2.28
$3.04 - $3.04	6	1.26	$3.04	6	$3.04
$6.13 - $9.62	23	3.48	$7.32	23	$7.32
Totals	37	2.76	$5.46	37	$5.46

The aggregate intrinsic value of outstanding and exercisable options under the Stock Option Plan at October 30, 2010 was approximately $33,000.

2005 Incentive Award Plan

As of October 30, 2010, the number of shares of common stock currently reserved under the Books-A-Million, Inc. 2005 Incentive Award Plan, as amended (the "2005 Plan"), for outstanding stock-based awards are 1,047,549 shares.  On May 20, 2010, the stockholders of the Company approved an additional 800,000 shares available for issuance under the 2005 Plan.  An aggregate of 2,000,000 shares of common stock may be awarded under the 2005 Plan, as amended.  From June 1, 2005 through October 30, 2010, awards under the 2005 Plan have consisted solely of awards of restricted stock.

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

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Table

A combined summary of the status of restricted stock grants to employees and directors under the 2005 Plan and the Incentive Plan is as follows (shares in thousands):

	Thirty-Nine Weeks Ended October 30, 2010
	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	465	$6.28
Shares granted	271	7.27
Shares vested	(13)	9.07
Shares forfeited	(5)	5.97
Shares at end of period	718	$6.61

The Company's unvested restricted stock receives all dividends and retains voting rights for the granted shares.

Other Information

As of October 30, 2010, the Company had approximately $2.0 million of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Stock-Based Compensation Expense
2011	$425,000
2012	1,203,000
2013	322,000
2014	5,000
Total	$1,955,000

The Company received cash from options exercised during the thirteen week period ended October 30, 2010 and October 31, 2009 of approximately $0 and $199, respectively.  There were no options exercised during the thirteen week period ended October 30, 2010.  The Company received cash from options exercised during the thirty-nine week periods ended October 30, 2010 and October 31, 2009 of approximately $4,700 and $199, respectively.

The Company maintains an employee stock purchase plan (the “Amended and Restated Employee Stock Purchase Plan”) under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year.  On May 20, 2010, the stockholders of the Company approved a second amendment to the Amended and Restated Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan by 200,000 shares of common stock.  An aggregate of 600,000 shares are available for issuance to participants of the Amended and Restated Employee Stock Purchase Plan.  The Company received cash proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during each of the thirty-nine weeks ended October 30, 2010 and October 31, 2009 of $0.1 million. The impact of these cash receipts is included in financing activities in the accompanying condensed consolidated statements of cash flows.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stockholders' Equity

On March 11, 2010, the Board of Directors authorized a new common stock repurchase program (the "2010 Repurchase Program") that replaced the 2009 Repurchase Program, under which the Company was previously authorized to purchase up to $5.0 million of our common stock.  Pursuant to the 2010 Repurchase Program, the Company is authorized to purchase up to $5.0 million of our common stock.  The 2010 Repurchase Program will expire on April 30, 2011.  During fiscal 2011, the Company has repurchased $0.6 million of shares of our common stock under the 2009 Repurchase Program and $2.1 million of shares of our common stock under the 2010 Repurchase Program.

2.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per common share reflects the potential dilution, using the treasury stock method, which could occur if stock options are exercised.  Diluted net income (loss) per common share has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in each of the thirteen and thirty-nine week periods set forth below.  The difference between basic and diluted net income (loss) per share is solely attributable to stock options.  A reconciliation of the weighted average shares for basic and diluted net income (loss) per common share is as follows:

	Thirteen Weeks Ended
(in thousands)	October 30, 2010	October 31, 2009
Weighted average shares outstanding:
Basic	15,551	15,725
Dilutive effect of stock options outstanding	--	--
Diluted	15,551	15,725

	Thirty-Nine Weeks Ended
(in thousands)	October 30, 2010	October 31, 2009
Weighted average shares outstanding:
Basic	15,679	15,759
Dilutive effect of stock options outstanding	6	9
Diluted	15,685	15,768

For the thirteen week period ended October 30, 2010, options for approximately 23,000 of our shares were outstanding but were excluded from the computation of diluted weighted-average common shares because the options' exercise price was greater than the average market price of the common shares and their effect would have been anti-dilutive. For the thirteen week period ended October 31, 2009, there were no anti-dilutive options.  For the thirty-nine week periods ended October 30, 2010 and October 31, 2009, options for approximately 6,000 of our shares were outstanding but were excluded from the computation of diluted weighted-average common shares because the options' exercise price was greater than the average market price of the common shares and their effect would have been anti-dilutive.

The Company’s unvested restricted shares are entitled to receive nonforfeitable dividends, and thus, are participating securities requiring the two class method of computing net income (loss) per share.  The weighted average shares outstanding and net income (loss) per share for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009 were computed using the two class method.

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

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company purchases a substantial portion of its magazines, as well as certain of its seasonal music from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate of the Company through common ownership.  During the thirty-nine weeks ended October 30, 2010 and October 31, 2009, purchases of these items from Anderson Media totaled $15.9 million and $11.8 million, respectively.  The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate of the Company through common ownership.  During each of the thirty-nine weeks ended October 30, 2010 and October 31, 2009, such purchases from Anderson Press totaled $1.5 million and $1.0 million, respectively.  The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate of the Company through common ownership.  The total amount paid to Anco Far East was $2.7 million and $2.1 million during the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively.  These amounts paid to Anco Far East included the actual cost of the product as well as fees for sourcing and consolidation services.  All costs other than the sourcing and consolidation service fees were passed through from other vendors.  Anco Far East fees, net of the passed-through costs, were $0.2 million and $0.1 million during the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively.

The Company sold books to Anderson Media in the amount of $0 and $23,000 during the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson, a former member of the Company’s board of directors.  The Company's lease on the building expires in February 2013.  During each of the thirty-nine week periods ended October 30, 2010 and October 31, 2009, the Company paid rent of $0.1 million to the trust under this lease.   Anderson & Anderson LLC (“A&A”), an affiliate of the Company through common ownership, also leases two buildings to the Company.  The Company’s lease on one of the buildings expires in February 2017, and the other building lease term is on a month-to-month basis with a 30 day notice of termination.  During each of the thirty-nine weeks ended October 30, 2010 and October 31, 2009, the Company paid A&A a total of $0.3 million in connection with such leases.  Total minimum future rental payments under all three of these leases are $1.9 million at October 30, 2010.

The Company subleases certain property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. The Company’s sublease on the property with Hibbett expires in June 2013.  One of the Company's directors, Albert C. Johnson, and Terry Finley, Executive Vice President and Chief Merchandising Officer of Books-A-Million, Inc., are members of Hibbett’s board of directors.  During each of the thirty-nine weeks ended October 30, 2010 and October 31, 2009, the Company received $0.1 million in rent payments from Hibbett.

The Company, A&A, Anderson Promotional Events, Inc. and Anderson Press (collectively the “Co-ownership Group”) co-own two airplanes that are used by the Company in its business.  The Company owns a 26.0% interest in each of these airplanes.  During each of the thirty-nine week periods ended October 30, 2010 and October 31, 2009, the Company was billed $0.5 million by the Co-Ownership Group under a cost sharing arrangement for the Company’s use of the two airplanes.  The expenses the Company pays for airplane use covers all of the variable costs attributable to the Company’s use of the airplanes and a portion of the fixed costs.

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

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at October 30, 2010 or January 30, 2010, as such liabilities are considered de minimis.

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

The Company currently utilizes the last-in, first-out (“LIFO”) method of accounting for inventories.  The cumulative difference between replacement and current cost of inventory over stated LIFO value is $3.6 million as of October 30, 2010 and $3.3 million as of January 30, 2010.  The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value of $234.1 million as of October 30, 2010 and $204.8 million as of January 30, 2010.

Physical inventory counts are taken throughout the course of the fiscal period and reconciled to the Company’s records.  Accruals for inventory shortages are estimated based upon historical shortage results.

Inventory balances at October 30, 2010 and January 30, 2010 were as follows (in thousands):

	October 30, 2010	January 30, 2010
Inventories (at FIFO)	$234,115	$204,834
LIFO reserve	(3,640)	(3,324)
Net inventories	$230,475	$201,510

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Business Segments

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

Segment Information (in thousands)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net Sales
Retail Trade	$104,932	$109,353	$340,108	$347,518
Electronic Commerce Trade	4,292	6,190	15,009	17,056
Intersegment Sales Elimination	(4,402)	(4,658)	(13,279)	(13,076)
Net Sales	$104,822	$110,885	$341,838	$351,498
Operating Income (Loss)
Retail Trade	$(3,070)	$(2,560)	$4,186	$3,617
Electronic Commerce Trade	5	97	(177)	477
Intersegment Elimination of Certain Costs	(236)	(157)	(764)	(581)
Total Operating Income (Loss)	$(3,301)	$(2,620)	$3,245	$3,513
			October 30, 2010	January 30, 2010
Assets
Retail Trade			$303,778	$271,701
Electronic Commerce Trade			1,092	1,797
Total Assets			$304,870	$273,498

For the thirteen and thirty-nine week periods ended October 30, 2010 and October 31, 2009, respectively, sales by merchandise category, as a percentage of net sales are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Books and Magazines	81.0%	81.6%	80.4%	81.9%
General Merchandise	8.2%	7.1%	8.6%	7.4%
Café	4.4%	4.4%	4.3%	4.3%
Other	6.4%	6.9%	6.7%	6.4%
Total	100%	100%	100%	100%

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

The Company did not close any stores during the thirty-nine weeks ended October 30, 2010 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market.  The Company closed one store during the thirteen and thirty-nine weeks ended October 31, 2009 where the Company does not expect to retain the closed stores' customers at another store in the same market.  The store's sales and operating results for the thirteen and thirty-nine weeks ended October 31, 2009 were not reported as discontinued operations because the impact on the financial statements was immaterial.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Debt and Lines of Credit

The Company’s current credit facility (the "Facility") allows for unsecured borrowings of up to $100.0 million for which no principal payments are due until the Facility expires in July 2011.  Availability under the Facility is reduced by outstanding letters of credit issued thereunder.  Interest on borrowings under the Facility is determined based upon applicable LIBOR rates and the Company’s rate spread, which varies depending on the maintenance of certain covenants.  The Facility contains financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of October 30, 2010.  As of October 30, 2010 there were outstanding borrowings under the Facility of $16.3 million.  The Company had no borrowings outstanding under the Facility as of January 30, 2010.  The face amount of letters of credit issued under the Facility as of October 30, 2010 and January 30, 2010 was $2.1 million.  The maximum and average outstanding borrowings under the Facility (excluding letters of credit issued thereunder) during the thirty-nine weeks ended October 30, 2010 were $26.8 million and $15.9 million, respectively.

During fiscal 1995 and fiscal 1996, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”), which was secured by a mortgage interest in these facilities.  As of October 30, 2010 and January 30, 2010, there was $6.4 million of borrowings outstanding under the Bond, which bears interest at variable rates (1.375% as of October 30, 2010).  The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date under certain circumstances.  In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation until July 1, 2011 and did not require a mortgage interest to secure the Bond. This extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date. The Bond is classified as short-term due to the repurchase obligation being within twelve months.

We are currently considering refinancing options with respect to the Facility and the Bond, and expect to complete the refinancing of these arrangements before their expiration.  However, there can be no assurances that we will be able to complete the refinancing on terms acceptable to the Company.

Net interest expense for the thirteen weeks ended October 30, 2010 and October 31, 2009 was $0.1 million and $0.2 million, respectively. Net interest expense for the thirty-nine weeks ended October 30, 2010 and October 31, 2009 was $0.4 million and $0.5 million, respectively.

10.	Income Taxes

The Company and its subsidiaries are subject to United States federal income tax as well as income tax of multiple state jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to fiscal 2006. The Company has not been notified of any ongoing income tax examinations of any of the open years.

With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years prior to fiscal 2007. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for to pay any adjustments that are expected to result from the open years for any federal, state or local jurisdictions.

As of October 30, 2010, the gross amount of unrecognized tax benefits was $1.0 million, all of which would affect the effective tax rate if recognized.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $0.7 million in interest and penalties related to unrecognized tax benefits accrued as of October 30, 2010.  The Company’s total liability for unrecognized tax benefits, including interest and penalties, as of October 30, 2010 was $1.7 million.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of new audits by federal, state or local jurisdictions, settlement of ongoing audits or the expiration of the statute of limitations related to certain tax periods currently still open with the taxing jurisdictions. The amount of unrecognized tax benefits, including interest and penalties, that would no longer need to be accrued due to the passage of various statutes of limitations in the next 12 months is $0.5 million.  The balance of the unrecognized tax benefits is primarily related to uncertain tax positions for which there are no current ongoing federal or state audits and therefore, an estimate of the range of the reasonably possible outcomes cannot be made.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s effective tax rate for the thirty-nine weeks ended October 30, 2010 was 23.6%, versus an effective tax rate of 36.6% for the thirty-nine weeks ended October 31, 2009.  The decrease in our effective tax rate over last year was driven by a decrease in our unrecognized tax benefits due to the expiration of certain statutes of limitation.

11.	Fair Value Measurements

The Company accounts for fair value in accordance with guidance codified in FASB ASC 820, Fair Value Measurements.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of October 30, 2010 the Company had no assets or liabilities which are required to be disclosed under the provisions of ASC 820.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At October 30, 2010, there was $16.3 million outstanding under our revolving line of credit agreement and $6.4 million outstanding under the Bond.  The borrowings under our revolving line of credit agreement and the Bond bear interest at the variable rates described in Note 9 and therefore approximate fair value at October 30, 2010.

12.	Revenue Recognition

The Company sells gift cards to its customers in its retail stores.  The gift cards do not have an expiration date.  Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions.  The gift card breakage rate is determined based upon historical redemption patterns.  Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity.  At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions.  Breakage income for the thirteen weeks ended October 30, 2010 and October 31, 2009 was $0.2 million and $0.7 million, respectively. Breakage income for the thirty-nine weeks ended October 30, 2010 and October 31, 2009 was $0.7 million and $1.2 million, respectively.

13.	Equity Method Investment

The Company holds an equity method investment, which consists of a 40.0% equity interest in Yogurt Mountain Holding, LLC ("Yogurt Mountain").  Yogurt Mountain was formed for the purpose of developing and operating retail yogurt stores and franchising retail yogurt stores to third party franchisees.  In March 2010, the Company acquired the equity interest in Yogurt Mountain for $3.0 million.  Yogurt Mountain is a separate and distinct legal entity from the Company and its subsidiaries, and has separate assets, liabilities, and operations.  The other shareholder interests in Yogurt Mountain of 40.0% and 20.0% are owned by Anderson Private Capital Partners I, L.P. and Kahn Family Holdings, LLC, respectively.  The investment in Yogurt Mountain is included within the “Other assets” caption under “Total assets” on the condensed consolidated balance sheet for the period ended October 30, 2010.

In connection with the investment, the Company entered a line of credit agreement (the “Line of Credit”) with Yogurt Mountain pursuant to which the Company has committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015.  The proceeds from the Line of Credit must be used by Yogurt Mountain for the purpose of new store growth capital requirements.  There were no Yogurt Mountain borrowings under the Line of Credit for the period ended October 30, 2010.

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

General

We were founded in 1917 and currently operate 229 retail bookstores, including 200 superstores, concentrated primarily in the southeastern United States.

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

The Company’s business, like that of many retailers, is seasonal, with a large portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season.

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	27.9%	26.0%	29.5%	28.5%
Operating, selling and administrative expenses	27.5%	25.1%	25.3%	24.4%
Depreciation and amortization	3.6%	3.3%	3.2%	3.1%
Operating income (loss)	(3.2)%	(2.4)%	1.0%	1.0%
Interest expense, net	0.1%	0.1%	0.1%	0.1%
Income (loss) before income taxes	(3.3)%	(2.5)%	0.8%	0.9%
Income taxes (benefit)	(1.6)%	(1.0)%	0.2%	0.3%
Net income (loss)	(1.7)%	(1.5)%	0.6%	0.5%

The following table sets forth net sales data by segment for the periods presented:

Segment Information (dollars in thousands)

Net Sales	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	$ Change	% Change	October 30, 2010	October 31, 2009	$ Change	% Change
Retail Trade	$104,932	$109,353	$(4,421)	(4.0%)	$340,108	$347,518	$(7,410)	(2.1%)
Electronic Commerce Trade	4,292	6,190	(1,898)	(30.7%)	15,009	17,056	(2,047)	(12.0%)
Intersegment Sales Elimination	(4,402)	(4,658)	256	5.5%	(13,279)	(13,076)	(203)	(1.6%)
Net Sales	$104,822	$110,885	$(6,063)	(5.5%)	$341,838	$351,498	$(9,660)	(2.7%)

The decrease in net sales for the retail trade segment for the thirteen weeks ended October 30, 2010 compared to the thirteen weeks ended October 31, 2009 resulted from lower comparable store sales partially offset by sales from stores open for less than one year and higher income from magazine subscriptions.  Comparable store sales for the thirteen weeks ended October 30, 2010 decreased $5.8 million, or 5.8%, to $94.9 million when compared with the same thirteen week period for the prior year.  The decrease in comparable store sales for the thirteen week period ended October 30, 2010 was primarily due to a weak bestseller publishing lineup compared to the prior year and the increasing transition of certain book categories to an electronic format. During the thirteen weeks ended October 30, 2010, we opened one traditional store location and one superstore location and closed one superstore.  The 30.7% decrease in net sales for the electronic commerce trade segment was due to lower business to business sales volume due to fewer bulk sales of political titles. For the thirty-nine weeks ended October 30, 2010 compared to the thirty-nine week period ended October 31, 2009, the decrease in net sales for the retail trade segment was due to a comparable store sales decline of 4.2%, or $13.6 million, to $311.7 million, offset by the impact of the increase in our total number of stores from 223 at October 31, 2009 to 229 on October 30, 2010. The decrease in comparable store sales for the thirty-nine week period ended October 30, 2010 was due to difficult macroeconomic conditions, which had a negative impact on consumer spending, a weak book lineup compared to the prior year and the increasing transition of certain book categories to an electronic format. During the thirty-nine weeks ended October 30, 2010, we opened seven traditional store locations and one superstore location, closed two superstores and relocated two others.  The decrease in net sales for the electronic commerce trade segment for the thirty-nine week period ended October 30, 2010 was due to the same factors noted previously for the thirteen week period.

Gross profit increased $0.4 million, or 1.5%, to $29.2 million in the thirteen weeks ended October 30, 2010, when compared with $28.8 million in the same thirteen week period for the prior year.  For the thirty-nine weeks ended October 30, 2010, gross profit increased $0.7 million, or 0.7%, to $100.9 million from $100.2 million in the prior year period. Gross profit as a percentage of net sales for the thirteen weeks ended October 30, 2010 and October 31, 2009 was 27.9% and 26.0%, respectively. Gross profit as a percentage of net sales for the thirty-nine weeks ended October 30, 2010 and October 31, 2009 was 29.5% and 28.5%, respectively. The increase in gross profit as a percentage of net sales for the thirteen and thirty-nine week periods ended October 30, 2010 was due to sales of higher margin items, lower store inventory shrinkage and higher income from the sale of magazine subscriptions, partially offset by an increase in markdowns.

Operating, selling and administrative expenses were $28.8 million in the thirteen weeks ended October 30, 2010, compared to $27.8 million in the same period last year.  The increase in operating, selling and administrative expenses compared to the same thirteen week period last year is due to higher store closing costs and impairments, healthcare costs, professional fees and costs associated with opening new stores, partially offset by an adjustment to restricted stock expense and cost control measures.  The condensed consolidated statement of operations for the three months ended October 30, 2010 includes a correction of $0.4 million due to an error in the calculation of restricted stock expense.  For a discussion of the Company’s stock-based compensation, see Note 1.  For the thirty-nine weeks ended October 30, 2010, operating, selling, and administrative expenses were $86.6 million, compared to $85.9 million in the prior year period.  The increase in operating, selling and administrative expenses compared to the same thirty-nine week period last year is due to higher stock compensation expense, increased security and supplies expense, increased repair and maintenance expense, higher credit card fees and increased legal and professional fees, partially offset by our cost saving efforts and a reduction in payroll expense.  The increase in stock compensation expense is the result of an expense reduction of $0.7 million ($0.5 million net of taxes) for the same period last year for forfeitures of stock grants and other compensation for an employee who resigned in the first quarter of last year.  The impact of this forfeiture was partially offset by the $0.4 million favorable correction of restricted stock expense described in Note 1.  Operating, selling and administrative expenses as a percentage of net sales for the thirty-nine weeks ended October 30, 2010 increased to 25.3% from 24.4% from the same period last year. The increase in operating, selling and administrative expenses as a percentage of net sales for the thirty-nine week period ended October 30, 2010 was due to an expense reduction of $0.7 million ($0.5 million net of tax) from the same period last year for forfeitures of stock grants and other compensation for an employee who resigned in the first quarter of last year.

Depreciation and amortization expenses were $0.1 million higher in the thirteen week period ended October 30, 2010, at $3.7 million compared to $3.6 million in the thirteen week period ended October 31, 2009.  The increase in depreciation and amortization expenses is due to the impact of the stores opened since the prior year.  Depreciation and amortization expenses as a percentage of net sales for the thirteen weeks ended October 30, 2010 were 3.6%, which is 0.3% higher than the same period last year. In the thirty-nine week period ended October 30, 2010, depreciation and amortization expenses increased 2.4% to $11.1 million from $10.8 million in the same period last year. Depreciation and amortization expenses as a percentage of net sales for the thirty-nine weeks ended October 30, 2010 were 3.2%, which is 0.1% higher than the same period last year.

The following table sets forth operating income data by segment for the periods presented:

Segment Information (dollars in thousands)

Operating Income (Loss)	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	$ Change	% Change	October 30, 2010	October 31, 2009	$ Change	% Change
Retail Trade	$(3,070)	$(2,560)	$(510)	(20.0%)	$4,186	$3,617	$569	15.7%
Electronic Commerce Trade	5	97	(92)	(94.8%)	(177)	477	(654)	(137.1%)
Intersegment Sales Elimination	(236)	(157)	(79)	(50.3%)	(764)	(581)	(183)	(31.5%)
Operating Income (Loss)	$(3,301)	$(2,620)	$(681)	(26.0%)	$3,245	$3,513	$(268)	(7.6%)

The decrease in operating income for the retail segment for the thirteen week period ended October 30, 2010 was due to the impact of lower sales and higher operating, selling and administrative costs that were partially offset by higher margin. Operating income for the retail segment increased during the thirty-nine week period ended October 30, 2010 due to sales of higher margin products, lower inventory shrinkage and lower store occupancy costs associated with rent renegotiations. The operating income of the electronic commerce trade segment decreased for the thirteen and thirty-nine week periods ended October 30, 2010 due to lower sales, increased freight charges associated with consumer direct sales and increased advertising costs.

Net interest expense was $0.1 million, or 0.1% of net sales, for the thirteen weeks ended October 30, 2010, compared to $0.2 million, or 0.1% of net sales, in the same period last year and was $0.4 million, or 0.1% of net sales in the thirty-nine week period ended October 30, 2010 compared to $0.5 million, or 0.1% of net sales in the thirty-nine week period ended October 31, 2009. The decrease in net interest expense for the thirteen weeks ended October 30, 2010, was due to lower interest rates.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility.  We have an unsecured revolving credit facility (the "Facility") that allows borrowings of up to $100.0 million, for which no principal repayments are due until the Facility expires in July 2011.  Availability under the Facility is reduced by outstanding letters of credit issued thereunder.  The Facility has certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio.  We were in compliance with all of the covenants, including the minimum fixed charge coverage ratio, as of October 30, 2010.  As of October 30, 2010, there were outstanding borrowings under the Facility of $16.3 million.  The Company had no borrowings outstanding under the Facility as of January 30, 2010.  The face amount of letters of credit issued under the Facility as of October 30, 2010 and January 30, 2010 were $2.1 million.  The maximum and average outstanding balances under the Facility (including letters of credit issued thereunder) during the thirty-nine weeks ended October 30, 2010 were $28.9 million and $18.0 million, respectively, compared to $29.6 million and $17.8 million, respectively, for the same period in the prior year.  The decrease in the average outstanding balance from the prior year was due to timing of our payments associated with accounts payable and accounts receivable.

During fiscal 1995 and fiscal 1996, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”), which was secured by a mortgage interest in these facilities.  As of October 30, 2010 and January 30, 2010, there was $6.4 million of borrowings outstanding under the Bond, which bears interest at variable rates (1.375% as of October 30, 2010).  The Bond has a maturity date of December 1, 2019, but also has a purchase provision obligating the Company to repurchase the Bond at an earlier date under certain circumstances.  In fiscal 2007, the current bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the Bond.  This extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.

We are currently considering refinancing options with respect to the Facility and the Bond, and expect to complete the refinancing of these arrangements before their expiration.  However, there can be no assurances that we will be able to complete the refinancing on terms acceptable to the Company.

Financial Position

Inventory balances were $230.5 million as of October 30, 2010, compared to $201.5 million as of January 30, 2010.  The inventory increase was primarily due to seasonal fluctuations in inventory, an increase in the number of stores and added product assortments. Inventory levels are generally the lowest at the end of the fiscal year due to holiday sales and large post holiday returns to vendors.  Trade and related party accounts payable balances were $114.4 million in the aggregate as of October 30, 2010, compared to $90.7 million as of January 30, 2010.  The increase in accounts payable was due primarily to the increase in inventory.  Accrued expenses were $34.9 million as of October 30, 2010, compared to $36.6 million as of January 30, 2010.  The decrease in accrued expenses was due to a reduction in the gift card liability.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments of the Company at October 30, 2010 (in thousands):

	Payments Due Under Contractual Obligations(2)
(in thousands)	Total	FY 2011	FY 2012	FY 2013	FY 2014	FY 2015	Thereafter
Short-term borrowings(1)	$16,300	$16,300	$--	$--	$--	$--	$--
Industrial revenue bond	6,360	--	6,360	--	--	--	--
Subtotal of debt	22,660	16,300	6,360	--	--	--	--
Interest	172	136	36	--	--	--	--
Operating leases	152,675	8,797	32,079	26,143	22,363	19,356	43,937
Total of obligations	$175,507	$25,233	$38,475	$26,143	$22,363	$19,356	$43,937
(1)	Short-term borrowings represent borrowings under the $100.0 million facility.
(2)
This table excludes any amounts related to the payment of the $1.7 million of income tax uncertainties, as the Company cannot make a reasonably reliable estimate of the periods of cash settlements with the respective taxing authorities.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at October 30, 2010 or January 30, 2010, as such liabilities are currently considered de minimis.

Cash Flows

Operating activities provided cash of $2.9 million in the thirty-nine week period ended October 30, 2010 and provided cash of $8.2 million in the thirty-nine week period ended October 31, 2009, and included the following effects:

•
Cash used for inventories in the thirty-nine week periods ended October 30, 2010 and October 31, 2009 was $29.0 million and $27.2 million, respectively.  The change versus the prior year was due to an increase in the number of stores and the addition of new product assortments.

•
Cash provided by trade and related party accounts payable in the thirty-nine week period ended October 30, 2010 was $23.8 million and cash provided by trade and related party accounts payable in the thirty-nine week period ended October 31, 2009 was $22.4 million. The change from the prior year is primarily the result of the change in inventory.

•
Cash used for accrued expenses and deferred rent and accrued income taxes was $6.8 million and $0.1 million in the thirty-nine week periods ended October 30, 2010 and October 31, 2009, respectively. The change from last year results from the timing of payments, primarily associated with income taxes.

•	Depreciation and amortization expenses were $11.1 million and $10.8 million in the thirty-nine week periods ended October 30, 2010 and October 31, 2009, respectively.

•
Cash provided by accounts and related party receivables was $2.6 million and $1.0 million in the thirty-nine week periods ended October 30, 2010 and October 31, 2009.  The change from the prior year was due to collections associated with a store relocation construction allowance receivable and amounts due for magazine commissions.

Cash used in investing activities reflected a $15.1 million and $8.3 million net use of cash for the thirty-nine week periods ended October 30, 2010 and October 31, 2009, respectively.  Cash was used in the thirty-nine week period ended October 30, 2010 to fund capital expenditures for new stores, store relocations, renovation and improvements to existing stores, investments in real estate, investments in management information systems and to acquire an equity method investment.

Financing activities provided cash of $9.8 million in the thirty-nine week period ended October 30, 2010 and used cash of $1.1 million in the thirty-nine week period ended October 31, 2009.  Financing activities provided cash in the thirty-nine week period ended October 30, 2010 from $16.3 million of net borrowings under our credit facility, offset by dividend payments of $3.9 million and the purchase of treasury stock of $2.7 million.

Related Party Activities

See Note 3, Related Party Transactions, to the condensed consolidated financial statements for information regarding related party activities.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management's Discussion and Analysis section of our Form 10-K for the year ended January 30, 2010 filed with the Securities and Exchange Commission.  No changes to these policies have occurred during the thirty-nine weeks ended October 30, 2010.

New Accounting Pronouncements

See Note 7, Recent Accounting Pronouncements, to the condensed consolidated financial statements for information regarding new accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We are subject to interest rate fluctuations involving the Facility and the Bond.  To illustrate the sensitivity of our results of operations to changes in interest rates on our debt, we estimate that a 1,395% increase or decrease in LIBOR rates would have changed interest expense by $2.0 million for the thirteen weeks ended October 30, 2010 due to average debt of $25.7 million. The average debt under the Facility (including letters of credit) and the Bond was $19.3 million and $6.4 million, respectively, for the thirteen weeks ended October 30, 2010.  For the thirty-nine week period ended October 30, 2010, our average debt under the Facility (including letters of credit) and the Bond was $24.3 million.  Similar changes in interest rates during this thirty-nine week period would have resulted in additional interest expense of $5.9 million.  The LIBOR fluctuation rate of 1,395% represents the maximum fluctuation of LIBOR in the last three fiscal years, which occurred during fiscal 2009.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

On March 11, 2010, our board of directors approved a new stock repurchase program (the “2010 Repurchase Program”) to replace the 2009 Repurchase Program.  Pursuant to the 2010 Repurchase Program, we are authorized to purchase up to $5.0 million of our common stock.  The following table shows common stock repurchases under the 2010 Repurchase Program during the thirteen weeks ended October 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program at End of Period

August 1, 2010 through August 28, 2010	100,000	$6.00	100,000	$2,860,000
August 29, 2010 through October 2, 2010	--	--	--	2,860,000
October 3, 2010 through October 30, 2010	--	--	--	2,860,000
Total	100,000	$6.00	100,000	$2,860,000

As of October 30, 2010, we may purchase up to $2.9 million of additional shares of our common stock under the 2010 Repurchase Program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

        Not applicable.

Item 5.  Other Information

               On October 27, 2010, the Company entered into a Supply Agreement with Msolutions, LLC d/b/a Media Solutions (“Media Solutions”), a subsidiary of Anderson Media Corporation (“Anderson Media”), pursuant to which the Company will purchase from Media Solutions a substantial portion of its magazines.  Anderson Media is owned and controlled by Clyde B. Anderson, who is our Chairman, President and Chief Executive Officer, Terry C. Anderson, who is one of our directors, and certain of their family members.  This Supply Agreement replaces the supply agreement previously in place between the parties.  The Supply Agreement became effective on October 3, 2010 and its term continues until October 31, 2013, unless earlier terminated in accordance with the terms of the agreement.  In accordance with the Company’s policy on related party transactions, this Supply Agreement was reviewed and approved by the Audit Committee of the Board of Directors.  The Company believes that the terms of this Supply Agreement are no less favorable to the Company than terms available from unrelated parties.

The foregoing description of the Supply Agreement does not purport to be complete and is qualified in its entirety by reference to the Supply Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated into this Item by reference.

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
10.1
Supply Agreement dated October 27, 2010 between Msolutions, LLC and the Company (Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.  The non-public information has been filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

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

BOOKS-A-MILLION, INC.

Date: December 9, 2010	by: /s/ Clyde B. Anderson
Clyde B. Anderson
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2010	by: /s/ Douglas G. Markham
Douglas G. Markham
Executive Vice President and Chief Administrative Officer

Date: December 9, 2010	by: /s/ Brian W. White
Brian W. White
Chief Financial Officer (Principal Financial and Accounting Officer)