Form 10-K
period 2011-01-29
BOOKS A MILLION INC
filed 2011-04-14
CIK 891919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

OR

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from __________to__________

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
Yes []   No []

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
Large Accelerated Filer [ ]              Accelerated Filer []
Non-Accelerated Filer [X ]             Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of July 31, 2010 (based on the closing sale price as reported on the NASDAQ Stock Market on such date), was $44.2 million.

The number of shares outstanding of the Registrant's Common Stock as of April 12, 2011 was 15,741,410.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2011 are incorporated by reference into Part III of this report.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
10-K INDEX

Signatures	55

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

PART I

ITEM 1. BUSINESS

General

Books-A-Million, Inc. is a leading book retailer primarily located in the southeastern United States.  The Company was founded in 1917 and operates both superstores and traditional bookstores. Superstores, the first of which was opened in 1987, range in size from 8,000 to 39,000 square feet and operate under the names “Books-A-Million,” “Books and Co.” and “2nd & Charles.”  Traditional bookstores are smaller stores operated under the names “Bookland” and “Books-A-Million”. These stores range in size from 2,000 to 7,000 square feet and are located primarily in enclosed malls.  All store formats generally offer an extensive selection of best sellers and other hardcover and paperback books, magazines, and newspapers.  In addition to the retail store formats, we offer our products over the Internet at Booksamillion.com.

We were founded in 1917, originally incorporated under the laws of the State of Alabama in 1964 and reincorporated in Delaware in September 1992.  Our principal executive offices are located at 402 Industrial Lane, Birmingham, Alabama 35211, and our telephone number is (205) 942-3737.  Unless the context otherwise requires, references to “we,” “our,” “us” or  “the Company” include our wholly owned subsidiaries, American Wholesale Book Company, Inc. (“American Wholesale”), Booksamillion.com, Inc., BAM Card Services, LLC and AL Florence Realty 2010, LLC.

Our periodic and current reports filed with the Securities and Exchange Commission (“SEC”) are made available on our website at www.booksamillioninc.com as soon as reasonably practicable.  Our code of conduct and key committee charters are also available on our website.  These reports are available free of charge to stockholders upon written request.  Such requests should be directed to Brian W. White, our Chief Financial Officer.  You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Room 1850, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at http: //www.sec.gov.

Business Segments

We have two reportable segments:  retail trade and electronic commerce trade.  In the retail trade segment we are primarily engaged in the retail sale of books, magazines, games, toys and related products at our retail stores.  The retail trade segment includes our distribution center operations which predominantly supplies merchandise to our retail stores.  In the electronic commerce trade segment we are engaged in the retail sale of book merchandise over the Internet.  This segment is managed separately due to divergent technology and marketing requirements.  For additional information on our reportable business segments, see Note 9, "Business Segments," in the notes to consolidated financial statements.

In both our retail trade and electronic commerce trade segments we sell books, and other merchandise, which consists of gifts, cards, collectibles, magazines, café sales, music, DVDs and other products.  Sales as a percentage of net sales by merchandise category are as follows:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Books and magazines	77.9%	80.9%	82.4%
General merchandise	9.8%	8.7%	8.1%
Café	4.1%	4.2%	4.2%
Other products	8.2%	6.2%	5.3%
Total	100.0%	100.0%	100.0%

General merchandise consists of gifts, cards, collectibles and similar types of products.  Café consists of coffee, tea and other edible products, as well as gift items related to our Joe Muggs cafés.  Other products include music, DVDs, E-Books and other products.

Retail Stores

We opened our first Books-A-Million superstore in 1987.  We developed superstores to capitalize on the growing consumer demand for the convenience, selection and value associated with the superstore retailing format.  Each superstore is designed to be a receptive and open environment conducive to browsing and reading and includes ample space for promotional events open to the public, including book autograph sessions and children's storytelling.  We operated 201 superstores as of January 29, 2011.

Our superstores emphasize selection, value and customer service.  Each of our superstores offers an extensive selection of books, magazines, general merchandise, including gifts, cards, collectibles, music and DVDs and electronic accessories. Each superstore has a service center staffed with associates who are knowledgeable about the store's merchandise and who are trained to answer customers' questions, assist customers in locating books within the store and placing special orders.  The majority of our superstores also include a Joe Muggs café, serving Joe Muggs coffee and assorted pastries and other edible items.  Our superstores are conveniently located on major, high-traffic roads and in enclosed malls or strip shopping centers with adequate parking, and generally operate for extended hours up to 11:00 pm local time.

Our traditional stores are tailored to the size, demographics and competitive conditions of the particular market area. Traditional stores are located primarily in enclosed malls and generally feature a wide selection of books, magazines, gifts and other products.  We had 30 traditional stores as of January 29, 2011.

Merchandising

We employ several value-oriented merchandising strategies.  Books on our best-seller list, which is developed by us based on the sales and customer demand in our stores, are generally sold in the Company's superstores at or below publishers' suggested retail prices. In addition, customers can join the Millionaire's Club and save 10% on almost all purchases in any of our stores, including already discounted best-sellers.  Our point-of-sale computer system provides data designed to enable us to anticipate consumer demand and customize store inventory selection to reflect local customer interest.

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

Internet Operations

On Booksamillion.com we sell a wide selection of books, magazines, music, DVDs, E-Books and other products similar to those sold in our Books-A-Million superstores.

Purchasing

Our purchasing decisions are made by our merchandising department on a centralized basis.  Our buyers negotiate terms, discounts and cooperative advertising allowances for all of our bookstores and decide which products to purchase, in what quantity and for which stores. The buyers use current inventory and sales information provided by our in-store point-of-sale computer system to make reorder decisions.

We purchase merchandise from over 3,000 vendors.  We purchase the majority of our collectors' supplies from Anderson Press, Inc. and substantially all of our magazines from Anderson Media, each of which is a related party.  See Note 7, "Related Party Transactions," in the notes to consolidated financial statements.  No one vendor accounted for over 10.0% of our overall merchandise purchases in the fiscal year ended January 29, 2011.  In general, more than 80% of our inventory may be returned to the vendors for credit, which substantially reduces our risk of inventory obsolescence.

Distribution Capabilities

Our subsidiary, American Wholesale, receives a substantial portion of our inventory shipments, including substantially all of our books, at its two facilities located in Florence and Tuscumbia, Alabama.  Orders from our bookstores are processed by computer and assembled for delivery to the stores on pre-determined weekly schedules. Substantially all deliveries of inventory from American Wholesale’s facilities are made by a dedicated transportation fleet.  At the time deliveries are made to each of our stores, returns of slow moving or obsolete products are picked up and returned to the American Wholesale returns processing center.  American Wholesale then returns these products to vendors for credit.

Competition

The retail book business is highly competitive, and competition within the industry is fragmented.  We face direct competition from other superstores, such as Barnes & Noble and Borders, and we also face competition from mass merchandisers, such as Wal-Mart and Costco, and online retailers such as Amazon, Barnes & Noble, Borders and Wal-Mart.  Our bookstores also compete with specialty retail stores that offer books in particular subject areas, independent single store operators, variety discounters, drug stores, warehouse clubs, mail order clubs and other retailers offering books. In addition, our bookstores face additional competition from the expanding market for electronic books and may face competition from other categories of retailers entering the retail book market.  We believe that the key competitive factors in the retail book industry are convenience of location, selection, customer service and price.

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

Trademarks

The primary trademarks of the Company are: “Books-A-Million,” “BAM! Books-A-Million,” “Bookland,” “Books & Co.,” “Millionaire’s Club,” “Sweet Water Press,” “Thanks-A-Million,” “Big Fat Coloring Book,” “Up All Night Reader,” “Read & Save Rebate,” “Readables Accessories for Readers,” “Kids-A-Million,” “Teachers First,” “The Write Price,” “Bambeanos,” “Hold That Thought,” “Book$mart,” “BAMM,” “BAMM.com,” “BOOKSAMILLION.com,” “Chillatte,” “Joe Muggs Newsstand,” “Page Pets,” “JOEMUGGS.com,” “Faithpoint,” “Faithmark,” “Joe Muggs,” “Anderson’s Bookland,” “Snow Joe,” “Summer Says,” “On the John University,” “OTJU,” “American Wholesale Book Company,” “AWBC” and “NetCentral.”

Employees

As of January 29, 2011, we employed approximately 2,600 full-time associates and 2,700 part-time associates.  The number of part-time associates employed fluctuates based upon seasonal needs.  None of our associates are covered by a collective bargaining agreement.  We believe that relations with our associates are good.

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

The retail book business is highly competitive, and competition within the industry is fragmented.  We face direct competition from other superstores, such as Barnes & Noble and Borders, and we also face competition from mass merchandisers, such as Wal-Mart and Costco, and online retailers such as Amazon, Barnes & Noble, Borders and Wal-Mart.  Our bookstores also compete with specialty retail stores that offer books in particular subject areas, independent single store operators, variety discounters, drug stores, warehouse clubs, mail order clubs and other retailers offering books. In addition, our bookstores face additional competition from the expanding market for electronic books and may face competition from other categories of retailers entering the retail book market.

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

Competition in electronic commerce trade may further intensify.  The online market is rapidly evolving and intensely competitive, with few barriers to entry.  Companies in the retail and electronic commerce trade may enter into business combinations or alliances that strengthen their competitive positions.  This increased competition may reduce our sales or operating profits, or both.

Our business is highly seasonal.

Our business is highly seasonal, with sales and earnings generally highest in the fourth fiscal quarter and lowest in the first fiscal quarter.  Our results of operations depend significantly upon the holiday selling season in the fourth fiscal quarter.  During the fiscal year ended January 29, 2011, approximately 30.9% of our sales and approximately 76.6% of our operating income were generated in the fourth fiscal quarter.  If we do not stock popular products in sufficient amounts or if we fail to have sources to timely restock popular products during the busy holiday period such that we fail to meet customer demand, it could significantly affect our revenue and earnings and our future growth.  In addition, if we experience less than satisfactory net sales during a fourth fiscal quarter, we may not be able to sufficiently compensate for any losses which may have been incurred during the first three quarters of such fiscal year.

The current economic downturn, along with difficult and volatile conditions in the capital and credit markets, could materially adversely affect our financial position, results of operations and cash flows, and we do not know if these conditions will improve in the near future.

The Company believes that the United States and global economies are presently experiencing extremely challenging times and that general economic conditions could persist or deteriorate further.  The Company believes that these conditions have had and may continue to have an adverse impact on spending by the Company’s current retail customer base and potential new customers.  Because of these significant challenges, we are continuously reviewing and adjusting our business activities to address the changing economic environment.  We are carefully managing our inventory and liquidity and enforcing expense controls while working diligently and prudently to grow our business.  Because of the uncertainty in the overall economic environment, the unpredictability of consumer behavior and the concern as to whether economic conditions will improve at a beneficial rate, it is very difficult for us to predict how our business may be affected in the future.  Our business and financial performance may be adversely affected by current and future economic conditions that cause a further decline in business and consumer spending, including limited or further reduced availability of credit, continued high or increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility and long-term downturn.  These conditions could have a negative impact on the earnings, liquidity and capital resources of the Company.

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

•           Although we believe that we have sufficient liquidity under our credit agreement to run our business and to provide for our plans for growth, under depressed economic or extreme market conditions, there can be no assurance that such funds would be available or sufficient and, in such a case, we may not be able to successfully obtain additional debt financing on favorable terms, or at all.

•           Recent market volatility has exerted downward pressure on our stock price, which may make it more difficult for us to raise additional capital in the future.

We do not know if the state of the economy or market conditions will improve in a significant manner in the near future or when any such improvement will occur.

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

Sales of books generally depend upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence and other factors beyond our control.  Weather, among other things, can affect comparable store sales, because inclement weather can require us to close certain stores temporarily and thus reduce store traffic.  Even if stores are not closed, customers may decide to avoid going to stores in bad weather.  In addition, sales are dependent in part on the strength of new release titles offered by vendors.  A decline in consumer spending on books could have a material adverse effect on our financial condition and results of operations.

The Company faces the risk of a shift in consumer spending patterns to e-content.

As technology evolves and consumers shift spending patterns to e-content, the Company may continue to enter new markets in which we have limited experience.  The offering of e-content may present new and difficult challenges.  The Company’s gross margin of e-content products may be lower than our traditional product lines, and the Company may not recover our investments in this area.  These challenges may negatively affect the Company’s operating results.

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

Although we purchase merchandise from over 3,000 vendors and no one vendor accounted for more than 10.0% of our inventory purchases in the fiscal year ended January 29, 2011, we have significant vendors that are important to us.  If our current vendors were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms. We have entered into and may, in the future, enter into various transactions and agreements with entities wholly or partially owned by certain stockholders or directors (including certain officers) of the Company, including one such entity that serves as our primary magazine vendor and another that serves as our primary provider of collectors' supplies.  We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable to us as could reasonably have been obtained at such time from unrelated third parties.

The concentration of the Company’s capital stock ownership with certain executive officers, directors and their affiliates may limit its stockholders’ ability to influence corporate matters and may involve other risks.

The Company’s President, Chief Executive Officer and Chairman of the Board, Clyde B. Anderson, and his brother, Terry C. Anderson, who is a director of the Company, together with their family members and affiliates, were the beneficial owners of an aggregate of approximately 53.4% of the Company’s outstanding common stock as of March 25, 2011.  This concentrated control may limit the ability of the Company’s other stockholders to influence corporate matters and, as a result, the Company may take actions with which its other stockholders do not agree.  In addition, there may be risks related to the relationships members of the Anderson family have with the various entities with which the Company has related party transactions.

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

Our continued success depends to a significant extent upon the efforts and abilities of our senior management.  The failure to retain our senior management could have a material adverse effect on our business and our results of operations.  We do not maintain “key man” life insurance on any of our senior managers.

Failure to attract and retain qualified associates and other labor issues could adversely affect our financial performance.

Our ability to continue to expand our operations depends on our ability to attract and retain a large number of qualified associates. Our ability to meet our labor needs generally while controlling our associate wage and related labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation.  If we are unable to locate, attract and retain qualified personnel or if our costs of labor or related costs increase significantly, our financial performance could be affected adversely.

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

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce.  Such existing and future laws and regulations may impede the growth of the Internet or other online services.  These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to our services and the characteristics and quality of products and services.  It is not always clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce.  Unfavorable resolution of these issues may harm our business.

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

Unforeseen events, including public health issues, and natural disasters such as earthquakes, hurricanes, snow storms, floods and heavy rains, could disrupt our operations or the operations of our suppliers, as well as the behavior of our consumers.  We believe that we take reasonable precautions to prepare particularly for weather-related events, however, our precautions may not be adequate to deal with such events in the future.  As these events occur in the future, if they should impact areas in which we have our distribution centers or a concentration of retail stores, such events could have a material adverse effect on our business, financial condition and results of operations, particularly if they occur during peak shopping seasons.

Increases in transportation costs due to rising fuel costs, climate change regulation and other factors may negatively impact our operating results.

We rely upon various means of transportation, including sea and truck, to deliver products from vendors to our distribution centers and from our distribution centers to our stores.  Consequently, our results can vary depending upon the price of fuel.  The price of oil has fluctuated drastically over the last few years, and may rapidly increase again, which would sharply increase our fuel costs.  In addition, efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means.  Any such future increases in fuel costs would increase our transportation costs for delivery of product to our distribution centers and distribution to our stores, as well as our vendors’ transportation costs, which could harm our operating results.

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

•             changes in financial estimates by us (if any) or securities analysts and recommendations by securities nalysts;

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our bookstores are generally located either in enclosed malls or strip shopping centers.  Substantially all of our stores are leased.  Generally, these leases have terms ranging from three to ten years and require that we pay a fixed minimum rental fee and/or a rental fee based on a percentage of net sales together with certain customary costs (such as property taxes, common area maintenance and insurance).  The Company has one location where it owns the land and related property.

The number of stores located in each state and the District of Columbia as of January 29, 2011 are listed below:

State	Number of Super Stores	Number of Traditional Book Stores
Florida	38	2
Alabama	26	2
Virginia	17	2
Tennessee	16	1
Georgia	15	3
N. Carolina	14	2
S. Carolina	14	--
Texas	11	--
Louisiana	10	1
Mississippi	7	4
Ohio	5	2
Indiana	5	--
Kentucky	4	3
Arkansas	4	--
W. Virginia	4	--
Missouri	3	--
Oklahoma	2	--
Maryland	2	2
Illinois	1	--
District of Columbia	1	--
Nebraska	1	--
Kansas	1	--
New Jersey	--	2
Pennsylvania	--	4
Total	201	30

The Company operates two distribution facilities near Florence, Alabama.  The combined square footage of these distribution facilities is 248,000 square feet.  One of the distribution facilities is leased on a ten year term ending on February 28, 2017.  The other facility is leased month-to-month.  We believe that the failure to extend the lease for the warehouse facility currently leased on a month-to-month basis would not have a material adverse effect on our business, financial condition or results of operations.  Our principal executive offices are located in a 20,550 square-foot leased building located in Birmingham, Alabama.  The Birmingham, Alabama office space was leased month-to-month until December 31, 2010.  As of January 1, 2011, the Birmingham, Alabama office space is leased on a three year term ending on February 28, 2013.  Each of these leases involves related parties, see Note 7, "Related Party Transactions," in the notes to consolidated financial statements.

In addition, we lease approximately 4,025 square feet of office space in Nashville, Tennessee and an additional 28,300 square-foot building located in Birmingham, Alabama for additional corporate office space.  The Nashville, Tennessee space is leased on a four year term ending on July 31, 2011.  The additional Birmingham space is leased until February 28, 2013.

American Wholesale owns a wholesale distribution center located in an approximately 308,000 square foot facility in Florence, Alabama.  During fiscal 1995 and 1996, we financed the acquisition and construction of the wholesale distribution facility through loans obtained from the proceeds of an industrial development revenue bond (the “Bond”).  In addition we own the tractors that pull the Company-owned trailers, which comprise our transportation fleet.

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

ITEM 4.  RESERVED

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Books-A-Million, Inc. is traded on the NASDAQ Global Select Market under the symbol "BAMM."  The chart below sets forth the high and low sales prices for the Company's common stock for each quarter of the fiscal years ended January 29, 2011 and January 30, 2010, and the cash dividends declared per share in each such quarter.

Fiscal Quarter Ended	High	Low	Dividends Declared
January 2011	$6.90	$5.51	$0.05
October 2010	6.60	5.41	0.05
July 2010	7.65	5.40	0.05
April 2010	8.35	6.26	0.05
January 2010	9.00	5.90	0.15
October 2009	15.00	8.25	0.05
July 2009	12.00	5.77	0.05
April 2009	$5.93	$2.30	$0.05

The closing price for the Company's common stock on April 12, 2011 was $4.24.  As of March 25, 2011, Books-A-Million, Inc. had approximately 6,976 stockholders of record.

Comparison of 5-Year Cumulative Total Return
Among Books-A-Million, Inc., the NASDAQ Composite Index and the NASDAQ Retail Trade Stock Index

The following indexed line graph indicates the Company’s total return to stockholders from January 27, 2006 to January 28, 2011, the last trading day prior to the Company’s 2011 fiscal year end, as compared to the total return for the NASDAQ Composite Index and the NASDAQ Retail Trade Stock Index for the same period.  Total stockholder return for prior periods is not necessarily an indication of future performance.

	Jan 27,	Feb 2,	Feb 1,	Jan 30,	Jan 29,	Jan 28,
	2006	2007	2008	2009	2010	2011
Books-A-Million	$$100	$165	$95	$21	$56	$49
NASDAQ Composite Index	$$100	$107	$104	$51	$74	$95
NASDAQ Retail Trade Stocks	$$100	$109	$97	$63	$93	$116

Issuer Purchases of Equity Securities

The following table shows common stock repurchases during the thirteen weeks ended January 29, 2011 under the stock repurchase program approved by our board of directors on March 11, 2010 (the "2010 Repurchase Program"), under which we were authorized to purchase up to $5 million of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program at End of Period
October 31, 2010 through November 27, 2010	--	--	--	$2,860,000
November 28, 2010 through December 1, 2010	--	--	--	$2,860,000
December 2, 2010 through January 29, 2011	65,000	$5.59	65,000	$2,496,000
Total	65,000	$5.59	65,000	$2,496,000

Under the 2010 Repurchase Program, the Company repurchased a total of 394,000 shares at a cost of $2.5 million during the fiscal year ended January 29, 2011.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from the consolidated financial statements of the Company.  The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes to financial statements thereto.

	For the Fiscal Year Ended:
	January 29,	January 30,	January 31,	February 2,	February 3,
(In thousands, except per share amounts, ratios and operational data)	2011(3)	2010	2009(2)	2008(2)	2007(1) (2)
Statement of Income Data	52 weeks	52 weeks	52 weeks	52 weeks	53 weeks
Net revenue	$494,963	$508,667	$515,357	$536,054	$520,724
Net income attributable to Books-A-Million, Inc.	8,939	13,836	10,574	16,522	18,887
Earnings per share - diluted	0.57	0.88	0.68	1.00	1.12
Weighted average shares - diluted	15,623	15,744	15,676	16,476	16,818
Dividends per share - declared	0.20	0.30	0.28	3.36	0.33

Balance Sheet Data
Property and equipment, net	$54,710	$53,141	$58,038	$53,514	$51,471
Total assets	274,802	273,498	279,292	284,833	304,037
Long-term debt	--	6,360	6,720	6,975	7,100
Deferred Rent	8,745	8,319	8,554	8,079	8,706
Liability for uncertain tax positions	1,689	1,901	2,032	2,174	--
Stockholders’ equity	117,116	114,708	104,494	99,051	157,034

Statement of Cash Flow Data
Cash flows from operating activities	$29,703	$31,985	$39,223	$34,494	$21,306
Cash flows from investing activities	(20,301)	(10,622)	(19,806)	(16,878)	(16,176)
Cash flows from financing activities	(8,191)	(20,290)	(19,483)	(46,142)	(8,528)

Other Data
Working capital	$68,226	$74,904	$62,145	$58,785	$117,737
Debt to total capital ratio	0.05	0.06	0.22	0.35	0.05

Operational Data
Total number of stores	231	223	220	208	206
Number of superstores	201	201	200	184	179
Number of traditional stores	30	22	20	24	27

(1)	The year ended February 3, 2007 included an extra week and $2.3 million of gift card breakage from prior periods.
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

(3)	As of January 29, 2011, the Company classified the industrial development bond of $5.9 million as a current liability due to the purchase obligation date of July 1, 2011. In prior years the Bond was classified as long-term debt.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company was founded in 1917 and currently operates 231 retail bookstores concentrated primarily in the southeastern United States.  Of the 231 stores, 201 are superstores that operate under the names Books-A-Million, Books & Co. and 2nd & Charles, and 30 are traditional stores that operate under the Bookland and Books-A-Million names.  In addition to the retail store formats, the Company offers its products over the Internet at www.booksamillion.com.  As of January 29, 2011, the Company employed approximately 5,300 full and part-time employees.

The Company’s growth strategy is focused on opening stores in new and existing market areas.  In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores.  During fiscal 2011, the Company opened eleven stores, closed three stores and relocated two stores.

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

Current Economic Environment

The United States and global economies continue to experience extremely challenging times and it is possible that current economic conditions could persist or deteriorate further.  The Company believes that these conditions have had and may continue to have an adverse impact on spending by the Company’s current retail customer base and potential new customers.  Because of these significant challenges, we are continuously reviewing and adjusting our business activities to address the changing economic environment.  We are carefully managing our inventory and liquidity and enforcing expense controls while working diligently and prudently to grow our business.  Despite overall store number growth in fiscal 2011, the Company reduced its year-end inventory balance by $4.7 million as of January 29, 2011 to $196.8 million, as compared to the fiscal year-end 2010 balance of $201.5 million.  The Company opened eleven new stores, closed three stores and relocated two stores in fiscal 2011.  Because of the uncertainty in the overall economic environment, the unpredictability of consumer behavior and the concern as to whether economic conditions will improve, it is very difficult for us to predict how our business may be affected in the future.  Our business and financial performance may be adversely affected by current and future economic conditions that cause a further decline in business and consumer spending, including limited or further reduced availability of credit, continued high or increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility and long-term downturn.  These conditions could have a negative impact on the earnings, liquidity and capital resources of the Company.

Executive Summary

The purpose of this section is to provide a brief summary overview of the 52-week period ended January 29, 2011.  Additional detail about the income statement and balance sheet is provided in the pages following this summary.

Income Statement
For the 52-week period ended January 29, 2011, Books-A-Million reported net income of $8.9 million.  This represents a 35.4% decrease from the 52-week period ended January 30, 2010.  The decrease is attributable to lower sales and higher corporate payroll and legal fees.

Consolidated net revenue decreased $13.7 million, or 2.7%, in the 52-week period ended January 29, 2011, compared to the 52-week period ended January 30, 2010.  The decrease is due to a comparable store sales decline of 4.9% in fiscal 2011 compared to fiscal 2010 driven by a weak bestseller publishing lineup compared to the prior year and the transition of certain book categories to an electronic format.  The decrease was offset in part by a $5.8 million increase in sales from our stores open less than one year and a $2.1 million increase in commission income.

Gross profit, which includes cost of sales, distribution costs and occupancy costs, decreased $4.1 million, or 2.7%, in the 52-week period ended January 29, 2011, compared to the 52-week period ended January 30, 2010.  The decrease is attributable to lower sales, offset by lower occupancy and warehousing cost.  Gross profit as a percentage of sales remained flat at 29.9% in fiscal 2011.

Operating, selling and administrative expenses increased $3.0 million, or 2.6%, in the 52-week period ended January 29, 2011, compared to the 52-week period ended January 30, 2010.  The increase was attributable to higher corporate payroll and stock-based compensation, store closing costs, credit card fees, legal fees, store security expenses and repairs and maintenance expenses, offset by lower impairment costs.

Impairment charges decreased $0.8 million in the 52-week period ended January 29, 2011, compared to the 52-week period ended January 30, 2010.  The decrease was primarily attributable to an impairment charge recognized in the prior year for a store in Florida that was closed.

Consolidated operating profit was $14.3 million for the 52-week period ended January 29, 2011, compared to $21.7 million for the 52-week period ended January 30, 2010, a decrease of $7.3 million.  This decrease was attributable to increased operating, selling and administrative expenses on lower gross profit.

Balance Sheet
Current assets decreased $1.6 million, or 0.8%, in fiscal year 2011 compared to fiscal year 2010.  The decrease is attributable to a $4.7 million decrease in inventory and a $1.2 million decrease in accounts and related party receivables, offset by a $3.1 million increase in prepaid expenses and $1.2 million increase in cash and cash equivalents.  The reduction in inventory is attributable to a tight focus on inventory reduction and control in response to difficult macro-economic conditions and reduced sales.  The decrease in accounts and related party receivables is the result of reduced sales.  The increase in prepaid expenses results from a prepaid income tax position due to estimated tax payments and lower pre-tax income level in fiscal year 2011 when compared to fiscal year 2010 when there was an accrual.  The increase in cash and cash equivalents is the result of lower inventory levels and higher accounts payable leverage.

Current liabilities increased $5.0 million, or 3.5%, in fiscal year 2011 compared to fiscal year 2010.  The increase is attributable to a $5.9 million increase in short-term borrowings, a $1.0 million increase in accounts and related party payables, and a $2.2 million increase in deferred taxes, offset by a $4.8 million decrease in accrued income taxes.  Short-term borrowings increased due to reclassification of the industrial revenue bond from long-term to short-term as a result of the bond becoming due in July of 2011.  Accounts and related party payables and accrued expenses increased due to timing of payments and worker’s compensation accruals.  Deferred income taxes increased due to temporary differences associated with inventory, prepaid expenses, accruals and stock compensation.  Accrued income taxes decreased as a result of the prepaid income tax position noted above.

Results of Operations

The following table sets forth statement of income data expressed as a percentage of net sales for the periods presented.

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	52 weeks	52 weeks	52 weeks

Net revenue	100.0%	100.0%	100.0%
Gross profit	29.9%	29.9%	29.8%
Operating, selling, and administrative expenses	23.9%	22.6%	23.0%
Impairment charges	0.1%	0.2%	0.3%
Depreciation and amortization	3.1%	2.8%	2.8%
Operating profit	2.9%	4.3%	3.7%
Interest expense, net	0.1%	0.1%	0.4%
Income before income taxes	2.8%	4.1%	3.3%
Provision for income taxes	0.9%	1.4%	1.2%
Net income	1.9%	2.7%	2.1%
Net loss on equity method investment	(0.1%)	--	--
Net income attributable to Books-A-Million, Inc.	1.8%	2.7%	2.1%

Fiscal 2011 Compared to Fiscal 2010
Consolidated net revenue decreased $13.7 million, or 2.7%, to $495.0 million for the 52-week period ended January 29, 2011 as compared to $508.7 million for the 52-week period ended January 30, 2010.

Comparable store sales for the 52-week period ended January 29, 2011 decreased 4.9% when compared to the same 52-week period in the prior fiscal year.  The decrease was due to a weak bestseller publishing lineup compared to the prior year and the transition of certain book categories to an electronic format.

Our core book department business was down during the year.  However, several categories performed well.  Entertainment and kid’s based titles demonstrated strength.  The entertainment category was driven by ongoing interest in the Star Wars franchise, and the kid’s category continued to be favorably impacted by multiple titles in Jeff Kinney’s Diary of a Wimpy Kid series.  Bargain books, gifts and media continued to increase year over year driven by product assortments.

The Company opened eleven new stores during fiscal 2011, resulting in partial year sales of $6.3 million, and closed three stores during fiscal 2011 with partial year sales of $3.1 million.

Net sales for the retail trade segment decreased $16.4 million, or 3.3%, to $486.9 million in the 52-week period ended January 29, 2011, from $503.3 million in the 52-week period ended January 30, 2010.  The decrease was due to the 4.9% decrease in comparable store sales as described above, partially offset by the impact of sales from new stores opened in fiscal 2010 and fiscal 2011.

Net sales for the electronic commerce segment increased $2.4 million, or 9.9%, to $26.2 million in the 52-week period ended January 29, 2011, from $23.8 million in the 52-week period ended January 30, 2010.  The increase in net sales for the electronic commerce trade segment was primarily due to sales of Nook E-Reading devices and branded accessories and E-book content.

Gross profit, which includes cost of sales, distribution costs and occupancy costs (including rent, common area maintenance, property taxes, utilities and merchant association dues), decreased $4.1 million, or 2.7%, to $148.1 million in the 52-week period ended January 29, 2011, from $152.2 million in the 52-week period ended January 30, 2010.  The decrease is attributable to lower sales.  Gross profit as a percentage of net sales remained flat at 29.9% in the 52-week period ended January 29, 2011.

Operating, selling and administrative expenses increased $3.0 million, or 2.6%, to $118.2 million in the 52-week period ended January 29, 2011, from $115.1 million in the 52-week period ended January 30, 2010.  Operating, selling and administrative expenses as a percentage of net sales increased to 23.9% in the 52-week period ended January 29, 2011 from 22.6% in the 52-week period ended January 30, 2010.  The increase was attributable to higher corporate payroll and stock-based compensation, store closing costs, credit card fees, legal fees, store security expenses and repairs and maintenance expenses, offset by lower impairment costs.  The increase in stock-based compensation for fiscal 2011 was due to an expense reduction recorded in fiscal 2010 for the forfeiture of stock grants for an employee who resigned in the first quarter of last year.

Impairment charges decreased $0.8 million in the 52-week period ended January 29, 2011, compared to the 52-week period ended January 30, 2010.  The decrease was primarily attributable to an impairment charge recognized in the prior year for a store in Florida that was closed.

Depreciation and amortization expenses increased $0.9 million, or 6.6%, to $15.3 million in fiscal 2011, from $14.4 million in fiscal 2010.  Depreciation and amortization expenses as a percentage of net sales increased to 3.1% in fiscal 2011 from 2.8% in fiscal 2010.  The increase was due to capital investments made for new stores, store relocations and remodels and technology improvements.

Consolidated operating profit was $14.3 million for the 52-week period ended January 29, 2011, compared to $21.7 million for the 52-week period ended January 30, 2010.  This 33.9% decrease was attributable to increased operating, selling and administrative expenses on lower gross profit.  Operating profit as a percentage of sales was 2.9% for fiscal 2011.  Operating profit was 4.3% of sales for fiscal 2010.  The decrease as a percentage of sales from fiscal 2010 is attributable to the increase in operating, selling and administrative expenses as outlined above. Operating profit for the retail trade segment decreased $6.5 million to $15.4 million in fiscal 2011, from $21.9 million in fiscal 2010.  This decrease was due to higher credit card fees, higher fixtures expense, higher repairs and maintenance expenses and higher store security expenses.  Operating profit for the electronic commerce trade segment decreased $0.9 million to $0.2 million in fiscal 2011, from $1.1 million in fiscal 2010.  This decrease was caused by higher advertising expense, customer service costs, and legal fees.

Net interest expense remained flat at $0.6 million in fiscal 2011 and fiscal 2010.  Average debt for each of the 52-week periods ended January 29, 2011 and January 30, 2010 was $15.3 million.

The effective rate for income tax purposes was 32.9% for fiscal 2011 and 34.2% for fiscal 2010. The decrease in the effective tax rate was due to a drop in tax brackets, favorable uncertain tax position adjustments and federal tax credits recorded during the year.

The Company did not close any stores in fiscal 2011 in a market where the Company does not expect to retain the closed store's customers at another store in the same market.  The Company closed one store in fiscal 2010 in a market where the Company does not expect to retain the closed store's customers at another store in the same market.  The financial impact of this closing was not reported as discontinued operations in the financial statements as the impact was immaterial.

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

The Company’s core book department business was down for fiscal 2010 as compared to fiscal 2009.  However, several categories performed well.  Fiction based titles and political science related titles demonstrated strength.  The teen category continued to see an impact from the success of Stephanie Meyer’s Twilight series.  Titles such as Sarah Palin’s, Going Rogue, and Glenn Beck’s, Arguing with Idiots, also had a positive impact.  Bargain books and gifts continued to increase year over year driven by the broader economic climate and better product assortments.

The Company opened five new stores during fiscal 2010, resulting in partial year sales of $5.6 million, and closed two stores during fiscal 2010 with partial year sales of $1.0 million.

Net sales for the retail trade segment decreased $7.0 million, or 1.4%, to $503.3 million in the 52-week period ended January 30, 2010, from $510.3 million in the 52-week period ended January 31, 2009.  The decrease was due to the 3.8% decrease in comparable store sales as described above, partially offset by the impact of sales from new stores opened in fiscal 2009 and fiscal 2010.

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

Critical Accounting Policies

General
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company believes that the likelihood is remote that materially different amounts will be reported related to actual results for the estimates and judgments described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

The financial results for the fifty-two weeks ended January 30, 2010 and January 31, 2009 contain certain insignificant reclassifications necessary to conform to the presentation of the fifty-two weeks ended January 29, 2011.

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

Other Long-Lived Assets
The Company’s other long-lived assets consist of property and equipment which include leasehold improvements. At January 29, 2011, the Company had $54.7 million of property and equipment, net of accumulated depreciation, accounting for approximately 19.9% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Impairment losses, excluding goodwill impairment, totaled $0.3 million, $1.0 million and $0.7 million in fiscal 2011, 2010 and 2009, respectively.  For all years presented, the impairment losses related to the retail trade business segment.

Goodwill
At January 29, 2011, the Company had $0.7 million of goodwill, accounting for approximately 0.2% of the Company’s total assets. ASC 350, Goodwill and Other Intangible Assets, requires that goodwill and other unamortizable intangible assets be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by ASC 350. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on the goodwill during the fourth quarter of fiscal 2011 and determined that no impairment charge was necessary.  The Company has noted no subsequent indicators of impairment.  Changes in market conditions, among other factors, could have a material impact on these estimates.

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

When the Company closes or relocates a store, the Company charges unrecoverable costs to expense. Such costs include the net book value of abandoned fixtures and leasehold improvements, lease termination costs, costs to transfer inventory and usable fixtures, other costs in connection with vacating the leased location, and a provision for future lease obligations, net of expected sublease recoveries. Costs associated with store closings of $0.7 million, $0.2 million and $0.4 million during fiscal 2011, 2010 and 2009, respectively, are included in operating, selling and administrative expenses in the accompanying consolidated statements of income.

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

The Company utilizes the last-in, first-out (LIFO) method of accounting for inventories.  The cumulative difference between replacement and current cost of inventory over stated LIFO value was $3.4 million as of January 29, 2011 and $3.3 million as of January 30, 2010. The estimated replacement cost of inventory at January 29, 2011 was the current first-in, first out (FIFO) value of $200.2 million.

Vendor Allowances
The Company receives allowances from its vendors under a variety of programs and arrangements, including merchandise placement and cooperative advertising programs.  The Company accounts for these allowances under the provisions of ASC 605-50, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which addresses the accounting for vendor allowances.  Vendor allowances in excess of incremental direct costs are reflected as a reduction of inventory costs and recognized in cost of products sold upon the sale of the related inventory.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility.  On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a new revolving credit facility (the “New Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which will mature on March 21, 2016.  The Credit Agreement replaces the $100.0 million credit facility (the “Prior Facility”), which was scheduled to expire in July 2011.  Pursuant to the Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company.  Under the Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit.  The obligations of the Company under the Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders.  Additionally, the Credit Agreement contains certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio.

The Company had no borrowings outstanding under the Prior Facility as of January 29, 2011 or January 30, 2010.  The face amount of letters of credit issued under the Prior Facility as of January 29, 2011 and January 30, 2010 was $2.1 million on each such date.  The maximum and average outstanding borrowings under the Prior Facility (excluding the face amount of letters of credit issued thereunder) during fiscal 2011 were $31.7 million and $15.3 million, respectively.  On March 21, 2011, the Company borrowed approximately $13.0 million under the New Facility and used such funds to repay the approximately $11.6 million outstanding under the Prior Facility and the remainder for general corporate purposes.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”).  As of January 29, 2011 and January 30, 2010, there was $5.9 million and $6.4 million of borrowings outstanding, respectively, under the Bond, which bears interest at variable rates.  The interest rate on the Bond was 1.4% and 1.3% at January 29, 2011 and January 30, 2010, respectively.  The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond, unless extended by the bondholder.  In fiscal 2007, an unrelated bank purchased the Bond from the existing bondholder, and the new bondholder extended the date of the Company’s repurchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the bond.  Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.  The Company is currently discussing refinancing options with respect to the Bond and expects to complete the refinancing before the repurchase date.  However, there can be no assurances that the Company will be able to complete the refinancing on terms acceptable to the Company.  If the Company cannot complete the refinancing before the required repurchase date on July 1, 2011, we anticipate that the obligation will be paid through an additional draw on the Company’s New Facility.

The Company’s capital expenditures totaled $16.8 million, $10.7 million and $19.8 million in fiscal 2011, 2010 and 2009, respectively.  These expenditures were used for new store openings, renovation and improvements to existing stores, upgrades of the Company's warehouse distribution facilities and investment in management information systems.

In connection with an investment in Yogurt Mountain Holding, LLC (“Yogurt Mountain”), the Company entered a line of credit agreement (the “Line of Credit”) with Yogurt Mountain pursuant to which the Company has committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015, bearing interest at 9.0%.  Yogurt Mountain must pay an annual commitment fee of ¼ of 1.0% on the unused portion of the commitment.  The proceeds from the Line of Credit must be used by Yogurt Mountain for the purpose of new store growth capital requirements.  There was $0.8 million in outstanding borrowings by Yogurt Mountain under the Line of Credit as of January 29, 2011.  Yogurt Mountain had no borrowings due to the Company at the end of the previous fiscal year.

Financial Position
During fiscal 2011, the Company opened eleven stores, closed three stores and relocated two other stores.  Inventory balances decreased $4.7 million to $196.8 million at January 29, 2011, as compared to $201.5 million at January 30, 2010.  The reduction in inventory is attributable to a continuing disciplined and focused approach to managing our average inventory balances in our stores and at our warehouses.  This was accomplished by lower net receipts from publishers.

Net property and equipment increased $1.6 million due to the acquisition of real estate and capital expenditures, offset by depreciation expense during the year.  Additionally, accounts and related party receivables decreased by $1.2 million as of January 29, 2011 as compared with the balance as of January 30, 2010, due to reduced sales.  Accounts payable and related party payables increased $1.0 million from fiscal 2010 due to timing of payments to related parties.  Accrued expenses increased by $0.8 million due to higher worker’s compensation accruals and property taxes.

Future Commitments
The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Books-A-Million, Inc. at January 29, 2011:

	Payments Due Under Contractual Obligations(2)
(in thousands)	Total	FY 2012	FY 2013	FY 2014	FY 2015	FY 2016	Thereafter
Short-term borrowings(1)	$--	$--	$--	$--	$--	$--	$--
Industrial revenue bond	5,880	5,880	--	--	--	--	--
Subtotal of debt	5,880	5,880	--	--	--	--	--
Interest	34	34	--	--	--	--	--
Operating leases(3)	144,323	32,440	26,067	22,725	19,145	15,970	27,976
Deferred Rent	9,960	1,212	1,227	1,377	1,483	1,225	3,436
Total of obligations	$160,197	$39,566	$27,294	$24,102	$20,628	$17,195	$31,412

(1)	Short term borrowings represent borrowings under the Company’s prior $100 million credit facility that, as of January 29, 2011, were due in 12 months or less.
(2)
This table excludes any amounts related to the payment of the $1.7 million of income tax uncertainties, as the Company cannot make a reasonably reliable estimate of the periods of cash settlements with the respective taxing authorities.

(3)	Excludes obligations under store leases for insurance, taxes and other maintenance costs.

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

The nature and terms of these types of indemnities vary.  The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific.  The overall maximum amount of obligations cannot be reasonably estimated.  Historically, the Company has not incurred significant costs related to performance under these types of indemnities.  No liabilities have been recorded for these obligations on the Company’s balance sheet at January 29, 2011 or January 30, 2010, as such liabilities are considered de minimis.

Cash Flows
Operating activities provided cash of $29.7 million, $32.0 million and $39.2 million in fiscal 2011, 2010 and 2009, respectively, and included the following effects:

•
Cash provided by inventories in fiscal 2011, 2010 and 2009 of $4.7 million, $2.8 million and $2.5 million, respectively. These increases were the result of tighter controls over receipts from and returns to publishers in light of the economic environment.

•
Cash provided by accounts payable (including related party payables) in fiscal 2011 of $1.0 million was due to the timing of vendor payments.  Cash used by accounts payable (including related party payables) in fiscal 2010 of $6.1 million was the result of lower inventory levels.  Cash provided by accounts payable (including related party payables) in fiscal 2009 of $5.5 million was the result of improved accounts payable leveraging with vendors.

•
Depreciation and amortization expenses were $15.3 million, $14.4 million and $14.5 million in fiscal 2011, 2010 and 2009, respectively.  The increase in fiscal 2011 was due to the timing of store openings.  Depreciation expense remained relatively flat from fiscal 2009 to fiscal 2010.

•
Cash provided by accrued expenses was $0.1 million in fiscal 2011 and was due to higher worker’s compensation accruals and property taxes.  Cash provided by accrued expenses was $0.7 million in fiscal 2010 and was due to higher bonus accruals, payroll taxes and real estate taxes.  Cash used by accrued expenses was $5.7 million in fiscal 2009 and was due to a reduction in the annual bonus accrual, lower capital expenditure accruals and lower sales tax audit accruals.

•
Cash used by accrued income taxes was $5.0 million in fiscal 2011, and cash provided by accrued income taxes was $3.9 million in fiscal 2010.  Cash used by accrued income taxes was $0.5 million in fiscal 2009. The change in accrued income taxes each year is primarily driven by our pre-tax income levels.

Cash used in investing activities in fiscal 2011, 2010 and 2009 reflected a net use of cash of $20.3 million, $10.6 million and $19.8 million, respectively.  Cash was used to fund capital expenditures for new store openings, renovation and improvements to existing stores, warehouse distribution purposes and investments in management information systems.

Financing activities used cash of $8.2 million in fiscal 2011 to repay debt ($0.4 million), purchase stock ($3.1 million) and for dividend payments ($4.7 million).  Financing activities used cash of $20.3 million in fiscal 2010 to repay debt ($16.1 million), purchase stock ($1.1 million) and for dividend payments ($3.2 million).  Financing activities used cash of $19.5 million in fiscal 2009 to repay debt ($12.5 million), to purchase stock ($1.8 million), for dividend payments ($5.0 million) and for excess tax benefit from stock-based compensation ($0.3 million), offset by proceeds from the issuance of stock options ($0.1 million).

Dividends
The Company paid $4.7 million, $3.2 million and $5.0 million in dividends in fiscal 2011, 2010 and 2009, respectively.  See the table below for a summary of dividends paid each quarter in fiscal 2011 and 2010.

	Dividends Paid Per Share
	Fiscal 2011	Fiscal 2010
First Quarter	$0.15	$0.05
Second Quarter	0.05	0.05
Third Quarter	0.05	0.05
Fourth Quarter	0.05	0.05
Annual Total	$0.30	$0.20

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from interest rate fluctuations on the New Facility and debt related to an industrial development bond ("the Bond"), which bear an interest rate that varies with LIBOR.  We have cash and cash equivalents at financial institutions that are in excess of federally insured limits per institution.  With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

To illustrate the sensitivity of the results of operations to changes in interest rates on our debt, we estimate that a 1052.0% increase or decrease in LIBOR rates would have changed interest expense by $2.3 million for the fiscal year ended January 29, 2011 due to average debt of $21.6 million.  The average debt under the Prior Facility and the Bond was $15.3 million and $6.3 million, respectively, for the fiscal year ended January 29, 2011.  This fluctuation rate is based on the maximum LIBOR fluctuation in the last three years, which was experienced in fiscal year 2009.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Registrant and its subsidiaries are included in response to this item:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders
Books-A-Million, Inc.

We have audited the accompanying consolidated balance sheets of Books-A-Million, Inc. and subsidiaries (the “Company”), as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the periods ended January 29, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2011 and January 30, 2010, and the results of its operations and its cash flows for each of the three years in the periods ended January 29, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 14, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Atlanta, Georgia
April 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Books-A-Million, Inc.

We have audited Books-A-Million, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the periods ended January 29, 2011 and our report dated April 14, 2011 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Atlanta, Georgia
April 14, 2011

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share and share amounts)

	January 29,	January 30,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$7,813	$6,602
Accounts receivable, net of allowance for doubtful accounts of $294 and $757, respectively	4,526	5,476
Related party receivables	287	584
Inventories	196,814	201,510
Prepayments and other	6,038	2,942
Total Current Assets	215,478	217,114

Property and Equipment:
Land	2,543	628
Buildings	6,831	6,831
Equipment	82,670	92,606
Furniture and fixtures	58,935	59,299
Leasehold improvements	77,846	81,089
Construction in process	43	381
Gross Property and Equipment	228,868	240,834
Less accumulated depreciation and amortization	174,158	187,693
Net Property and Equipment	54,710	53,141

Deferred Income Taxes	353	2,200
Equity Method Investment	2,536	--
Other Assets:
Goodwill	653	653
Notes receivable	750	--
Other	322	390
Total Other Assets	1,725	1,043
Total Assets	$274,802	$273,498

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable:
Trade	$85,880	$88,843
Related party	5,737	1,814
Accrued expenses	37,375	36,583
Accrued income taxes	--	4,824
Deferred income taxes	12,380	10,146
Short-term borrowings	5,880	--
Total Current Liabilities	147,252	142,210

Long-term debt	--	6,360
Deferred rent	8,745	8,319
Liability for uncertain tax positions	1,689	1,901
Total Non-current Liabilities	10,434	16,580

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $.01 par value; 30,000,000 shares authorized, 21,574,698 and 21,269,303 shares issued and 15,470,277 and 5,648,222 shares outstanding at January 29, 2011 and January 30, 2010 respectively	216	213
Additional paid-in capital	93,340	92,044
Treasury stock at cost, 6,104,421 shares at January 29, 2011 and 5,621,081 shares at January 30, 2010	(50,448)	(47,342)
Retained earnings	74,008	69,793
Total Stockholders’ Equity	117,116	114,708
Total Liabilities and Stockholders’ Equity	$274,802	$273,498
The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	52 weeks	52 weeks	52 weeks
Net revenue	$494,963	$508,667	$515,357
Cost of products sold, including warehouse distribution and store occupancy costs	346,860	356,438	361,934
Gross profit	148,103	152,229	153,423

Operating, selling and administrative expenses	118,162	115,113	118,734
Impairment charges	268	1,046	1,351
Depreciation and amortization	15,340	14,393	14,448
Operating profit	14,333	21,677	18,890

Interest expense, net	556	637	1,920
Income before income taxes	13,777	21,040	16,970

Provision for income taxes	4,374	7,204	6,396

Net income	9,403	13,836	10,574
Net loss on equity method investment	464	--	--

Net income attributable to Books-A-Million, Inc.	$8,939	$13,836	$10,574

Basic earnings per share:	$0.57	$0.88	$0.68
Diluted earnings per share:	$0.57	$0.88	$0.68

Weighted average shares outstanding:
Basic	15,617	15,735	15,670
Diluted	15,623	15,744	15,676

Dividends per share – declared	$0.20	$0.30	$0.28

The accompanying notes are an integral part of these consolidated statements.

.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Retained	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity

Balance, February 2, 2008	20,850	$209	$89,752	5,217	$(44,468)	$53,558	$99,051

Net income	--	--	--	--	--	10,574	10,574
Purchase of treasury stock, at cost	--	--	--	239	(1,790)	--	(1,790)
Dividends paid	--	--	--	--	--	(5,024)	(5,024)
Issuance of restricted stock	374	3	1,887	--	--	--	1,890
Issuance of stock for employee stock purchase plan	12	--	132	--	--	--	132
Tax decrement from stock-based compensation	--	--	(339)	--	--	--	(339)
Balance, January 31, 2009	21,236	$212	$91,432	5,456	$(46,258)	$59,108	$104,494

Net income	--	--	--	--	--	13,836	13,836
Purchase of treasury stock, at cost	--	--	--	165	(1,084)	--	(1,084)
Dividends paid	--	--	--	--	--	(3,151)	(3,151)
Issuance of restricted stock	157	2	1,205	--	--	--	1,207
Forfeiture of restricted stock	(173)	(2)	(657)	--	--	--	(659)
Issuance of stock for employee stock purchase plan	49	1	111	--	--	--	112
Tax decrement from stock-based compensation	--	--	(47)	--	--	--	(47)
Balance, January 30, 2010	21,269	$213	$92,044	5,621	$(47,342)	$69,793	$114,708

Net income	--	--	--	--	--	8,939	8,939
Purchase of treasury stock, at cost	--	--	--	483	(3,106)	--	(3,106)
Dividends paid	--	--	--	--	--	(4,724)	(4,724)
Issuance of restricted stock	271	3	1,189	--	--	--	1,192
Forfeiture of restricted stock	(5)	--	(12)	--	--	--	(12)
Issuance of stock for employee stock purchase plan	37	--	92	--	--	--	92
Exercise of stock options	3	--	6	--	--	--	6
Tax benefit from stock-based compensation	--	--	21	--	--	--	21
Balance, January 29, 2011	21,575	$216	$93,340	6,104	$(50,448)	$74,008	$117,116

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	52 Weeks	52 Weeks	52 Weeks
Cash Flows from Operating Activities:
Net income	$8,939	$13,836	$10,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,340	14,393	14,448
Stock-based compensation	1,180	548	1,890
Loss on impairment of assets	268	1,046	1,351
Loss on disposal of property and equipment	674	194	271
Deferred income taxes	4,081	(182)	3,734
Excess tax (benefit) decrement of stock-based compensation	(21)	47	339
Bad debt expense	359	303	93
Net loss in equity method investment	464	--	--
(Increase) decrease in assets:
Accounts receivable	591	(348)	926
Related party receivables	297	549	2,647
Inventories	4,696	2,795	2,531
Prepayments and other	(3,096)	297	1,439
Noncurrent assets (excluding amortization)	(54)	(4)	(412)
Increase (decrease) in liabilities:
Accounts payable	(2,963)	(5,575)	5,424
Related party payables	3,923	(507)	108
Accrued income taxes	(5,015)	3,929	(486)
Accrued expenses	40	664	(5,654)
Total adjustments	20,764	18,149	28,649
Net cash provided by operating activities	29,703	31,985	39,223

Cash Flows from Investing Activities:
Capital expenditures	(16,776)	(10,725)	(19,819)
Proceeds from disposal of property and equipment	225	103	13
Cash paid for acquisition of equity method investment	(3,000)	--	--
Increase in notes receivable	(750)	--	--
Net cash used in investing activities	(20,301)	(10,622)	(19,806)

Cash Flows from Financing Activities:
Borrowings under credit facilities	207,470	201,880	236,125
Repayments under credit facilities	(207,950)	(218,000)	(248,587)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	98	112	132
Purchase of treasury stock	(3,106)	(1,084)	(1,790)
Payment of dividends	(4,724)	(3,151)	(5,024)
Excess tax benefit (decrement) from stock-based compensation	21	(47)	(339)
Net cash used in financing activities	(8,191)	(20,290)	(19,483)

Net Increase (Decrease) in Cash and Cash Equivalents	1,211	1,073	(66)
Cash and Cash Equivalents at Beginning of Year	6,602	5,529	5,595
Cash and Cash Equivalents at End of Year	$7,813	$6,602	$5,529

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$549	$596	$2,013
Income taxes, net of refunds	$7,600	$3,874	$3,319
Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$1,178	$--	$833
Like-kind exchange of assets	$--	$--	$1,600

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies
Business
Books-A-Million, Inc. and its subsidiaries (the “Company”) are principally engaged in the sale of books, magazines, games, toys and related items through a chain of retail bookstores.  The Company presently operates 231 bookstores in 23 states and the District of Columbia, which are predominantly located in the southeastern United States.  The Company also operates a retail Internet website.  The Company presently consists of Books-A-Million, Inc. and its four wholly owned subsidiaries, American Wholesale Book Company, Inc., Booksamillion.com, Inc., BAM Card Services, LLC and AL Florence Realty 2010, LLC.  All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 9, "Business Segments."

Fiscal Year
The Company operates on a 52 or 53-week year, with the fiscal year ending on the Saturday closest to January 31.  Fiscal years 2011, 2010 and 2009 were each 52-week periods.

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

The results for the fifty-two weeks ended January 30, 2010 and January 31, 2009 contain certain insignificant reclassifications necessary to conform to the presentation of the fifty-two weeks ended January 29, 2011.

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

The Company sells gift cards to its customers in its retail stores.  The gift cards do not have an expiration date.  Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions.  The gift card breakage rate is determined based upon historical redemption patterns.  Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity.  At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions.  The Company has a gift card subsidiary, BAM Card Services, LLC ("Card Services"), to administer the Company’s gift card program and to provide a more advantageous legal structure.  During fiscal 2011, the Company recognized $1.7 million of gift card breakage income.  Breakage income for fiscal 2010 and 2009 was $2.5 million and $1.7 million, respectively.  Gift card breakage income is included in net revenue in the consolidated statements of income.

Vendor Allowances
The Company receives allowances from its vendors from a variety of programs and arrangements, including merchandise placement and co-operative advertising programs. The Company accounts for these allowances under the provisions of Accounting Standards Codification (“ASC”) ASC 605-50, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which addresses the accounting for vendor allowances.  Vendor allowances in excess of incremental direct costs are reflected as a reduction of inventory costs and recognized in cost of products sold upon the sale of the related inventory.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable
The Company classifies its checks written but not yet cleared by the bank in accounts payable since the right to offset does not exist as described in the provisions of ASC 210-20-05, Offset Amounts Related to Certain Contracts.  Checks are only written and cleared by the bank once approved by management.  Amounts included in accounts payable representing checks written but not yet cleared as of January 29, 2011 and January 30, 2010 were $13.9 million and $18.5 million, respectively.

Inventories
Inventories are valued at the lower of cost or market, using the retail method. Market is determined based on the lower of replacement cost or estimated realizable value.  Using the retail method, store and warehouse inventories are valued by applying a calculated cost to retail ratio to the retail value of inventories.

The Company currently utilizes the last-in, first-out (LIFO) method of accounting for inventories.  The cumulative difference between replacement and current cost of inventory over stated LIFO value was $3.4 million as of January 29, 2011 and $3.3 million as of January 30, 2010.  The estimated replacement cost of inventory is the current first-in, first-out (FIFO) value of $200.2 million.

Physical inventory counts are taken throughout the course of the fiscal period and reconciled to the Company’s records.  Accruals for inventory shortages are estimated based upon historical shortage results.  As of January 29, 2011 and January 30, 2010 the accrual was $6.1 million and $5.6 million, respectively.

Inventories were:
	Fiscal Year Ended
(In thousands)	January 29, 2011	January 30, 2010
Inventories (at FIFO)	$200,238	$204,834
LIFO reserve	(3,424)	(3,324)
Net inventories	$196,814	$201,510

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

Long-Lived Assets
The Company’s long-lived assets consist of property and equipment which includes leasehold improvements. At January 29, 2011, the Company had $54.7 million of property and equipment, net of accumulated depreciation, accounting for approximately 19.9% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows.  If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Impairment losses, excluding $0.7 million of goodwill impairment recorded in fiscal 2009, totaled $0.3 million, $1.0 million and $0.7 million in fiscal 2011, 2010 and 2009, respectively, and were recorded in impairment charges in the consolidated statements of income.  For all years presented, the impairment losses related to the retail trade business segment.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
At January 29, 2011, the Company had $0.7 million of goodwill, accounting for approximately 0.2% of the Company’s total assets. ASC 350, Goodwill and Other Intangible Assets, requires that goodwill and other indefinite life intangible assets be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by ASC 350. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment.

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

The Company completed its latest annual impairment test on goodwill during the fourth quarter of fiscal 2011.  The Company recorded an impairment loss of $0.7 million in fiscal 2009.  No impairment loss was recorded in fiscal 2010 or 2011. The Company has noted no subsequent indicators of impairment since our latest test.  Changes in market conditions, among other factors, could have a material impact on these estimates.

Deferred Rent
The Company recognizes rent expense by the straight-line method over the lease term, including lease renewal option periods that can be reasonably assured at the inception of the lease.  The lease term commences on the date when the Company takes possession and has the right to control use of the leased premises.  Also, funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements are recorded as a deferred credit resulting from a lease incentive and are amortized over the lease term as a reduction of rent expense.  As of January 29, 2011, deferred rent totaled $10.0 million compared to $9.6 million as of January 30, 2010.  Deferred rent includes both long-term and short-term deferred rent payables.

Loss from Discontinued Operations
The Company periodically closes under-performing stores.   The Company believes that a store is a component under ASC 205-20, Discontinued Operations. Therefore, each store closure would result in the reporting of a discontinued operation unless the operations and cash flows from the closed store could be absorbed in some part by surrounding Company stores within the same market area. Management evaluates certain factors in determining whether a closed store’s operations could be absorbed by surrounding stores; the primary factor considered is the distance to the next closest Books-A-Million store. When a closed store results in a discontinued operation, the results of operations of the closed store include store closing costs and any related asset impairments. See Note 8, “Income or (Loss) From Discontinued Operations” for discontinued operations disclosures.

Store Opening Costs
Non-capital expenditures incurred in preparation for opening new retail stores are expensed as incurred.

Store Closing Costs
The Company continually evaluates the profitability of its stores.  When the Company closes or relocates a store, the Company incurs unrecoverable costs, including net book value of abandoned fixtures and leasehold improvements, lease termination payments, costs to transfer inventory and usable fixtures and other costs of vacating the leased location.  Such costs are expensed as incurred and are included in operating, selling and administrative expenses in the consolidated statements of income.  During fiscal 2011, 2010 and 2009, the Company recognized store closing costs of $0.7 million, $0.2 million and $0.4 million, respectively.

Advertising Costs
The costs of advertising are expensed as incurred.  Advertising costs, net of applicable vendor reimbursements of $2.1 million, $1.7 million and $1.8 million, are charged to operating, selling and administrative expenses, and totaled $3.5 million, $3.5 million and $3.3 million for fiscal years 2011, 2010 and 2009, respectively.

Insurance Accruals
The Company is subject to large deductibles under its workers’ compensation and health insurance policies.  Amounts are accrued currently for the estimated cost of claims incurred, both reported and unreported.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that result in temporary differences between the amounts recorded in its financial statements and tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses.

Accounts Receivable and Allowance for Doubtful Accounts
Receivables represent customer, landlord and other receivables due within one year and are net of any allowance for doubtful accounts.  Net receivables were $4.8 million and $6.1 million for January 29, 2011 and January 30, 2010, respectively.  Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest.  The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns.  If it is determined that a customer will be unable to fully meet its financial obligation, such as the case of a bankruptcy filing or other material events impacting its business, a specific accrual for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

Notes Receivable
Notes Receivable relates to a financing arrangement that exceeds one year and bears interest at a market rate based on the related party’s credit quality and is recorded at face value.  Interest is recognized over the life of the notes.  The notes receivable are collateralized by substantially all the assets of the related party.    The Company has not and does not intend to sell these receivables.  Amounts collected on notes receivable are included in net cash provided by investing activities in the consolidated statements of cash flows.  See Note 15, "Equity Method Investment" for additional information about the notes receivable.

Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents.  The Company places its cash and cash equivalents in high credit quality financial institutions.  The Company is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the consolidated balance sheet exceeds Federal Deposit Insurance Corporation (FDIC) deposit limits per institution.  Amounts due from third party credit card processors for the settlement of debit card, credit card and electronic check transactions are included as cash equivalents as they are generally collected within three business days.  Cash equivalents related to debit card, credit card and electronic check transactions at January 29, 2011 and January 30, 2010 were $2.9 million and $3.0 million, respectively.

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

Stockholders' Equity
Basic net income per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution, using the treasury stock method, that could occur if stock options are exercised.  Diluted EPS has been computed based on the average number of shares outstanding including the effect of outstanding stock options, if dilutive, in each respective year.  A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

	Fiscal Year Ended
(In thousands)	January 29, 2011	January 30, 2010	January 31, 2009(1)
Weighted average shares outstanding:
Basic	15,617	15,735	15,670
Dilutive effect of stock options outstanding	6	9	6
Diluted	15,623	15,744	15,676
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

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2010, the Board of Directors (the “Board”) authorized a new common stock repurchase program (the “March 2010 Program”) of $5.0 million to repurchase common stock through April 30, 2011.  The March 2010 Program replaced other programs, with the most recent program being adopted in March 2009 with an expiration date of April 2010.    Stock repurchases may be made in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of management.

The Company repurchased 483,000 and 165,000 shares at costs of $3.1 million and $1.1 million during the fiscal years ended January 29, 2011 and January 30, 2010, respectively.

Disclosure of Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying financial statements at cost, which approximates fair value because of the short-term maturity of these instruments.  Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities at January 29, 2011 and January 30, 2010, the Company’s debt approximates fair value.

Stock-Based Compensation
The Company accounts for stock-based compensation under the provisions of ASC 718, Share-Based Payment.  ASC 718 requires the Company to recognize expense related to the fair value of its stock-based compensation awards, including employee stock options.

The Company’s pre-tax compensation cost for stock-based compensation was $1.2 million ($0.8 million net of taxes), $0.5 million ($0.4 million net of taxes) and $1.9 million ($1.2 million net of taxes) for the years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively, and were recorded in operating, selling and administrative expenses in the consolidated statements of income.

Under the Company’s 2005 Incentive Award Plan, employees are entitled to receive dividends on non-vested restricted stock.  Pursuant to ASC 718-740, Accounting for Income Tax Benefits of Dividends on Share Based Payment Awards, the Company has recorded a tax benefit on these dividends of $74,000, $36,000 and $48,000 for fiscal 2011, 2010 and 2009, respectively.

2.       Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This ASU requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross reconciliation of Level 3 fair-value measurements.  This ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The adoption of the applicable portions of this ASU did not have a material effect on the Company's consolidated financial statements.  The adoption of the amendment for Level 3, which is applicable to our consolidated financial statement disclosures in the first quarter of fiscal 2012, will not have a material impact on our financial position or results of operations.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  3.    Income Taxes
A summary of the components of the income tax provision (benefit) is as follows (in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Current:
Federal	$562	$7,096	$2,398
State	(269)	290	264
	$293	$7,386	$2,662
Deferred:
Federal	$3,888	$(175)	$3,388
State	193	(7)	346
	$4,081	$(182)	$3,734

Provision for income taxes	$4,374	$7,204	$6,396

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax provision	0.8%	1.3%	3.2%
Nondeductible meals and entertainment expense	0.3%	0.2%	0.5%
Other	(0.1%)	(1.2%)	--
ASC 740-10 unrecorded tax benefit adjustment	(1.6%)	(0.2%)	(0.8%)
Federal tax credits	(1.5%)	(0.9%)	(0.2%)
Effective income tax rate	32.9%	34.2%	37.7%

Temporary differences (in thousands) which created deferred tax assets (liabilities) at January 29, 2011 and January 30, 2010, are as follows:

	As of January 29, 2011		As of January 30, 2010
	Current	Noncurrent	Current	Noncurrent
Depreciation	$--	$(2,990)	$--	$(1,504)
Accruals	1,467	--	1,999	-
Inventory	(13,431)	--	(12,846)	--
State net operating loss carry forwards	--	199	--	20
Deferred rent	479	3,141	523	3,634
Prepaids	(1,331)	--	(954)	--
Amortization	--	(80)	--	(100)
Allowance for bad debts	116	--	308	--
State tax	--	201	--	150
Effect of flow-through entity	--	(226)	--	--
Stock compensation	320	108	824	--
	(12,380)	353	(10,146)	2,200
Less: Valuation allowances	--	--	--	--
Deferred tax asset (liability)	$(12,380)	$353	$(10,146)	$2,200

As of January 29, 2011, the Company had state net operating loss carry forwards of $4.3 million that expire beginning in 2012 through 2031.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets represent items which will be used as a tax deduction or credit in future tax returns or are items of income which have not been recognized for financial statement purposes but were included in the current or prior tax returns for which we have already properly recorded the tax benefit in the consolidated statements of income.  At least quarterly, the Company assesses the likelihood that the deferred income tax assets balance will be recovered.  The Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of a realization of a deferred income tax asset.  To the extent recovery is not more likely than not, a valuation allowance is established against the deferred income tax asset, increasing our income tax expense in the year such determination is made.  The Company has determined that no such allowance is required at January 29, 2011.

The Company accounts for the recognition, measurement, presentation and disclosure of uncertain tax positions in accordance with the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.   The Company evaluates these unrecognized tax benefits each reporting period.  As of January 29, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.7 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 29, 2011	January 30, 2010
Balance at beginning of year	$1,901	$2,032
Additions based on tax positions related to current year	14	278
Reductions for tax positions of previous year	(226)	(409)
Balance at end of year	$1,689	$1,901

The Company and its subsidiaries are subject to United States federal income tax as well as income tax of multiple state jurisdictions. In many cases these uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  The Company has operations in various state jurisdictions that are currently under audit for years ranging from 2007 through 2010. With few exceptions, we are no longer subject to United States federal, state or local, or non-United States, income tax examinations for years prior to 2007.

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months. These changes may be the result of new federal, state, or local audits.  It is also expected that the statute of limitations for certain unrecognized tax benefits will expire in the next 12 months resulting in a reduction of the liability for unrecognized tax benefits of $0.5 million.  The balance of the unrecognized tax benefits is primarily related to uncertain tax positions for which there are no current ongoing federal or state audits and therefore, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company's policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.8 million and $0.9 million as of January 29, 2011, and January 30, 2010, respectively.  During fiscal years 2011 and 2010 the Company recognized $85,000 and $27,000, respectively, of interest and penalties.  No interest and penalties were recognized in fiscal 2009.

4.      Debt and Lines of Credit
The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility.  On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a new revolving credit facility (the “New Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which will mature on March 21, 2016.  The Credit Agreement replaces the $100.0 million credit facility (the “Prior Facility”), which was scheduled to expire in July 2011.  Pursuant to the Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company.  Under the Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit.  The obligations of the Company under the Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders.  Additionally, the Credit Agreement contains certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had no borrowings outstanding under the Prior Facility as of January 29, 2011 or January 30, 2010.  The face amount of letters of credit issued under the Prior Facility as of January 29, 2011 and January 30, 2010 was $2.1 million on each such date.  The maximum and average outstanding borrowings under the Prior Facility (excluding the face amount of letters of credit issued thereunder) during fiscal 2011 were $31.7 million and $15.3 million, respectively.  On March 21, 2011, the Company borrowed approximately $13.0 million under the New Facility and used such funds to repay the approximately $11.6 million outstanding under the Prior Facility and the remainder for general corporate purposes.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”).  As of January 29, 2011 and January 30, 2010, there was $5.9 million and $6.4 million of borrowings outstanding, respectively, under the Bond, which bears interest at variable rates.  The interest rate on the Bond was 1.4% and 1.3% at January 29, 2011 and January 30, 2010, respectively.  The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond, unless extended by the bondholder.  In fiscal 2007, an unrelated bank purchased the Bond from the existing bondholder, and the new bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the bond.  Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.  The Company is currently discussing refinancing options with respect to the Bond and expects to complete the refinancing before the repurchase date.  However, there can be no assurances that the Company will be able to complete the refinancing on terms acceptable to the Company.  If the Company cannot complete the refinancing before the required repurchase date on July 1, 2011, we anticipate that the obligation will be paid through an additional draw on the Company’s New Facility.

5.      Leases
The Company leases the premises for its retail bookstores under operating leases, which expire in various years through the year 2022.  Many of these leases contain renewal options and require the Company to pay executory costs (such as property taxes, maintenance, and insurance).  In addition to fixed minimum rentals, some of the Company’s leases require contingent rentals based on a percentage of sales.  The Company also has minimal operating leases for equipment.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of January 29, 2011 are as follows (in thousands):

Fiscal Year	Future Minimum Rent
2012	$32,440
2013	26,067
2014	22,725
2015	19,145
2016	15,970
Subsequent years	27,976
Total	$144,323

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Minimum rentals	$37,839	$37,798	$37,483
Contingent rentals	230	144	90
Total	$38,069	$37,942	$37,573

6.      Employee Benefit Plans
401(k) Profit-Sharing Plan
The Company and its subsidiaries maintain a 401(k) plan covering all employees who have completed six months of service and who are at least 21 years of age, and permit participants to make contributions not to exceed 15% of their eligible compensation and participants over 50 years of age are allowed to make catch-up contributions.  Limits to contributions by employees are established by the Internal Revenue Code.  Company matching and supplemental contributions are made at management’s discretion. Company matching contributions were 50% for fiscal 2011, 2010 and 2009.  The employer contributions were made on employee contributions up to a maximum of 3%, 3% and 6% of the employee’s salary for fiscal 2011, 2010 and 2009, respectively.  The expense under this plan was $0.4 million in fiscal 2011, 2010 and 2009.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2005 Incentive Award Plan
During 2005, the Company adopted and stockholders approved the Books-A-Million, Inc. 2005 Incentive Award Plan (the “2005Plan”).  On May 20, 2010, the stockholders of the Company approved an additional 800,000 shares available for issuance under the 2005 Plan, bringing the aggregate number of shares that may be awarded under the 2005 Plan to 2,000,000.  Equity awards under the 2005 Plan have consisted solely of awards of restricted stock.  Each year the compensation committee makes awards to the Company’s officers and key employees pursuant to the terms of the 2005 Plan.  Shares granted under the 2005 Plan (net of cancellations and forfeitures) were 265,750, (14,755) and 309,583 in fiscal 2011, 2010 and 2009, respectively.  In addition, directors who have served eleven consecutive months are eligible for awards as are newly appointed directors.  Shares granted in fiscal 2010 include forfeitures of unvested restricted stock for an employee who resigned during the second quarter of such fiscal year.  The compensation expense related to these grants is being expensed over the vesting period for the individual grants.  The Company has recorded $1.2 million, $0.5 million and $1.9 million of stock-based compensation for the restricted stock grants in fiscal 2011, 2010 and 2009, respectively.

There are two types of restricted stock awards to employees.  The first type of restricted stock award is “career based shares.”  Career based shares are completely unvested until the last day of the third or fifth fiscal year after the date of the grant (as applicable based on the service period specified) whereupon such career based shares vest in full if the employee who received the grant is then employed by the Company.  The compensation expense for these shares is recognized ratably over the requisite three-year or five-year service period.  The second type of restricted stock award is “performance based shares.”  Performance based shares are earned and issued based on the achievement of certain performance goals for the fiscal year in which they are awarded.  If the performance goals are met, the performance based shares that are then issued vest in 50% increments at the end of the first and second fiscal years after the fiscal year in which they were issued if the employee who received the grant is then employed by the Company.  Compensation expense for these shares is recognized ratably over the period beginning on the date the Company determines that it is probable the performance goals will be achieved and ending on the last day of the vesting period.

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

Restricted Stock Table
A combined summary of the status of restricted stock grants to employees and directors under the 2005 Plan is as follows (shares in thousands):

	Fiscal Year Ended
	January 29, 2011		January 30, 2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	465	$6.28	531	$8.49
Shares granted	271	$7.27	158	$3.33
Shares vested	(335)	$6.01	(51)	$12.16
Shares forfeited	(5)	$5.97	(173)	$8.64
Shares at end of period	396	$7.19	465	$6.28

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Plan
In April 1999, the Company adopted the 1999 Amended and Restated Employee Stock Option Plan (the “Stock Option Plan”) which provided for option grants to executive officers, directors, and key employees.  Upon the approval of the 2005 Plan by the Company’s stockholders at the Company’s annual meeting held in June 2005, the board determined that no more awards would be made under the Stock Option Plan.  Options previously issued under the Stock Option Plan remain valid.  All options granted prior to January 9, 2001 vested over a five-year period and expired on the sixth anniversary of the date of grant, and all options granted on and after January 9, 2001 vest over a three-year period and expire on the tenth anniversary of the date of grant.  All options have exercise prices equal to the fair market value of the common stock on the date of grant.  A summary of the status of the Company’s Stock Option Plan is as follows (shares in thousands):

	Fiscal Year Ended
	January 29, 2011		January 30, 2010		January 31, 2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	40	$5.32	43	$5.31	43	$5.31
Granted	--	--	--	--	--	--
Exercised	(3)	(2.14)	--	--	--	--
Forfeited	(2)	(5.95)	(3)	5.39	--	--
Outstanding at end of year	35	$5.56	40	$5.32	43	$5.31
Exercisable at end of year	35	$5.56	40	$5.32	43	$5.31

During fiscal years 2011, 2010 and 2009, the Company recognized tax benefits (decrement) related to the exercise of stock options and restricted stock dividends in the amount of $21,000, $(47,000) and $(0.3) million, respectively.  The tax benefits (decrement) were recorded in paid-in capital in the respective years.

The total intrinsic value of stock options exercised during the year ended January 29, 2011 was $12,942.

The following table summarizes information about stock options outstanding as of January 29, 2011 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average		Number
	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
Range of	January 29,	Contractual	Average	January 29,	Average
Exercise Price	2011	Life (Years)	Exercise Price	2011	Exercise Price
$1.69 - $ 2.37	7	2.01	$2.36	7	$2.36
$3.04 - $ 3.04	6	1.01	$3.04	6	$3.04
$6.13 - $9.62	22	3.23	$7.32	22	$7.32
Totals	35	2.58	$5.56	35	$5.56

The aggregate intrinsic value of outstanding options and exercisable options under the Stock Option Plan at January 29, 2011 was $1,127.

Other Information
As of January 29, 2011 the Company has $1.5 million of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Stock-based Compensation Expense
2012	$1,203,000
2013	323,000
2014	5,000
2015	--
Total	$1,531,000

The Company received cash from options exercised during fiscal years 2011, 2010 and 2009 of $6,424, $199, and $0, respectively.  The impact of these cash receipts is included in cash flows from financing activities in the accompanying consolidated statements of cash flows.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number of shares of common stock currently reserved under the 2005 Plan for stock-based compensation awards as of January 29, 2011 is 1,039,945 shares.

Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year.  On May 20, 2010, the stockholders of the Company approved an additional 200,000 shares available for issuance under the plan, bringing the aggregate number of shares that may be awarded to 600,000.  Of the total reserved shares, 391,987, 373,432 and 289,031 shares have been purchased as of January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

Executives’ Deferred Compensation Plan
During fiscal 2006, the Board adopted the Books-A-Million, Inc. Executives’ Deferred Compensation Plan (the “Executives’ Deferred Compensation Plan”).  The Executives’ Deferred Compensation Plan provides a select group of management or highly compensated employees of the Company and certain of its subsidiaries (the “Participants”) with the opportunity to defer the receipt of certain cash compensation.  Each Participant may elect to defer under the Executives’ Deferred Compensation Plan a portion of his or her cash compensation that may otherwise be payable in a calendar year.  A Participant’s compensation deferrals are credited to the Participant’s bookkeeping account (the “Account”) maintained under the Executives’ Deferred Compensation Plan.  Each Participant’s Account is credited with a deemed rate of interest and/or earnings or losses depending upon the investment performance of the deemed investment option.  There was no cash compensation deferred under the Executives’ Deferred Compensation Plan during fiscal 2011 or 2010.

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

Directors’ Deferred Compensation Plan
During fiscal 2006, the Board adopted the Books-A-Million, Inc. Directors’ Deferred Compensation Plan (the “Directors’ Deferred Compensation Plan”).  The Directors’ Deferred Compensation Plan provides the Non-Employee Directors with the opportunity to defer the receipt of certain amounts payable for serving as a member of the Board (the “Fees”).  A Non-Employee Director’s Fee deferrals are credited to the Non-Employee Director’s bookkeeping account (the “Account”) maintained under the Directors’ Deferred Compensation Plan.  Each participating Non-Employee Director’s Account is credited with a deemed rate of interest and/or earnings or losses depending upon the investment performance of the deemed investment option.  There was no cash compensation deferred under the Directors’ Deferred Compensation Plan during fiscal 2011 or 2010.

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

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company purchases a substantial portion of its magazines as well as certain seasonal music and newspapers from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate through common ownership. During fiscal 2011, 2010 and 2009, purchases of these items from Anderson Media totaled $19.1 million, $24.1 million and $22.7 million, respectively.  Amounts payable to Anderson Media at January 29, 2011 and January 30, 2010 were $4.8 million and $0.9 million, respectively.  The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate through common ownership.  During fiscal 2011, 2010 and 2009, such purchases from Anderson Press totaled $1.7 million, $1.5 million and $1.6 million, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers Limited (“Anco Far East”), an affiliate through common ownership.  The amount paid to Anco Far East was $3.3 million, $2.6 million and $1.9 million for fiscal 2011, 2010 and 2009, respectively. These amounts paid to Anco Far East included the actual cost of the product, as well as fees for sourcing and consolidation services. All other costs, other than the sourcing and consolidation service fees, were passed through from other vendors. Anco Far East fees, net of the passed-through costs, for fiscal years 2011, 2010 and 2009 were $0.2 million, $0.2 million and $0.1 million, respectively.

The Company sold (returned) books from Anderson Media in the amounts of $(24,000), $23,000 and $1.3 million in fiscal 2011, 2010 and 2009, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, a former member of the Board of Directors.  The lease term is three years, ending on February 28, 2013.  During fiscal 2011, 2010 and 2009, the Company paid rent of approximately $0.2 million to the trust under this lease.  Anderson & Anderson LLC (“A&A”), which is an affiliate through common ownership, also leases three buildings to the Company.  During fiscal 2011, 2010 and 2009, the Company paid A&A a total of $0.4 million, $0.5 million, and $0.5 million, respectively, in connection with such leases.  There were $2.1 million in future minimum rental payments on the three leases at January 29, 2011. The Company subleases certain property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the southeastern United States. One of the Company's directors, Albert C. Johnson, and Terrance Finley, the Company’s Executive Vice President and Chief Merchandising Officer, are members of Hibbett’s board of directors.  During fiscal 2011, 2010 and 2009, the Company received approximately $0.2 million in rental payments from Hibbett.

The Company, A&A, Anderson Promotional Events, Inc. and Anderson Press co-own two airplanes that are used by the Company in its business.  The Company owns a 26.0% interest in each of these airplanes.  In fiscal year 2011, 2010 and 2009, the Company was billed $0.7 million, $0.5 million and $0.4 million, respectively, by the Co-Ownership Group under the cost sharing arrangement for the Company’s use of the two airplanes.  The expenses the Company pays for airplane use covers all of the variable costs attributable to the Company’s use of the plane and a portion of the fixed costs.

The Company and Anderson Private Capital Partners I, L.P. (“APCP”) each have an equity interest in Yogurt Mountain Holding, LLC ("Yogurt Mountain").  The Company owns a 40.0% interest in Yogurt Mountain.  The Company also participates with APCP in a line of credit agreement with Yogurt Mountain in connection with its investment.  See Note 15, "Equity Method Investment" for additional information regarding the Company's investment in Yogurt Mountain.  As of January 29, 2011, Yogurt Mountain had $0.8 million in borrowings due to the Company.  Yogurt Mountain had no borrowings due to the Company at the end of the previous fiscal year.

8.      Income or (Loss) from Discontinued Operations
The Company did not close any stores in a market where the Company does not expect another of its existing stores to absorb the closed store customers during fiscal 2011.

The Company closed one store in a market located in North Carolina where the Company does not expect another of its existing stores to absorb the closed store customers during fiscal 2010.  The store's sales and operating results for fiscal 2010 were not reported as discontinued operations because the impact on the financial statements was immaterial.  For fiscal 2010 and 2009, the closed store had sales of $0.6 million and $1.1 million, respectively, and pretax operating losses of $0.3 million and $0.1 million, respectively.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Fiscal Year Ended
Segment information (in thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Net Sales
Retail Trade	$486,884	$503,326	$510,339
Electronic Commerce Trade	26,181	23,820	25,166
Intersegment Sales Elimination	(18,102)	(18,479)	(20,148)
Net Sales	$494,963	$508,667	$515,357

Operating Profit
Retail Trade	$15,395	$21,922	$18,276
Electronic Commerce Trade	206	1,147	1,541
Intersegment Elimination of Certain Costs	(1,268)	(1,392)	(927)
Total Operating Profit	$14,333	$21,677	$18,890

Assets
Retail Trade	$273,074	$271,701	$277,896
Electronic Commerce Trade	1,728	1,797	1,396
Total Assets	$274,802	$273,498	$279,292

Sales as a percentage of net sales by merchandise category is as follows:

	January 29, 2011	January 30, 2010	January 31, 2009
Books and magazines	77.9%	80.9%	82.4%
General merchandise	9.8%	8.7%	8.1%
Café	4.1%	4.2%	4.2%
Other	8.2%	6.2%	5.3%
Total	100%	100%	100%

General merchandise consists of gifts, cards, collectibles and similar types of products.  Café consists of coffee, tea and other edible products, as well as gift items related to our Joe Muggs cafés.  Other products include music, DVDs, E-Books and other products.

10.      Commitments and Contingencies
The Company is a party to various legal proceedings incidental to its business.  In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The nature and terms of these types of indemnities vary.  The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific.  The overall maximum amount of obligations cannot be reasonably estimated.  Historically, the Company has not incurred significant costs related to performance under these types of indemnities.  No liabilities have been recorded for these obligations on the Company’s balance sheet at each of January 29, 2011 and January 30, 2010, as such liabilities are considered de minimis.

11.      Cash Dividend
On March 22, 2011, the Company announced that its Board of Directors had approved a quarterly cash dividend of $0.05 per share for stockholders of record at the close of business on April 5, 2011, payable on April 19, 2011.  The Company intends to pay quarterly dividends in the future, subject to availability of funds and Board approval.

12.      Accrued Expenses
Accrued expenses consist of the following (in thousands):

	January 29, 2011	January 30, 2010
Accrued expenses:
Salaries, wages and employee benefits	$8,572	$8,636
Giftcard liabilities to customers	8,750	9,221
Deferred club card income	7,309	7,917
Taxes, other than income	2,868	3,878
Occupancy costs	2,848	2,475
Accrued capital expenditures	1,178	--
Unclaimed property	495	556
Advertising cost	634	172
Other	4,721	3,728
	$37,375	$36,583

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Summary of Quarterly Results (Unaudited)
The following tables set forth certain unaudited financial data for the quarters indicated:

	Fiscal Year Ended January 29, 2011
	First	Second	Third	Fourth	Total
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year(1)
Net revenue	$116,968	$120,048	$104,822	$153,125	$494,963
Gross profit	35,174	36,497	29,224	47,207	148,103
Operating profit (loss)	3,394	3,181	(3,197)	10,955	14,333
Net income (loss) attributable to Books-A-Million, Inc.	2,004	1,896	(1,746)	6,785	8,939
Net income (loss) per share – basic	0.13	0.12	(0.11)	0.44	0.57
Net income (loss) per share – diluted	0.13	0.12	(0.11)	0.44	0.57

	Fiscal Year Ended January 30, 2010
	First	Second	Third	Fourth	Total
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year(1)
Net revenue	$118,169	$122,443	$110,885	$157,169	$508,667
Gross profit	35,277	36,122	28,806	52,024	152,229
Operating profit (loss)	3,526	2,607	(2,620)	18,164	21,677
Net income (loss) attributable to Books-A-Million, Inc.	2,058	1,508	(1,641)	11,911	13,836
Net income (loss) per share – basic	0.13	0.10	(0.10)	0.76	0.88
Net income (loss) per share – diluted	0.13	0.10	(0.10)	0.76	0.88

       (1)  Amounts include rounding effect.

14. Fair Value Measurements
ASC 820-10, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  As of January 29, 2011 the Company had no assets or liabilities which are required to be disclosed under the provisions of ASC 820-10.

The carrying amounts, at fair value or cost plus accrued interest, of other financial instruments reported in the balance sheet for current assets, current liabilities and notes receivable approximate fair value because of the short maturity of these instruments.

At January 29, 2011, there were no borrowings outstanding under our prior revolving line of credit agreement and $5.9 million outstanding under the Bond.  The borrowings under our prior revolving line of credit agreement and the Bond bear interest at the variable rate described in Note 4, “Debt and Lines of Credit” and therefore approximate fair value at January 29, 2011.

15. Equity Method Investment
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

In connection with the investment, the Company entered a line of credit agreement (the “Line of Credit”) with Yogurt Mountain pursuant to which the Company has committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015, bearing interest at 9.0%.  Yogurt Mountain must pay an annual commitment fee of ¼ of 1.0% on the unused portion of the commitment.  The proceeds from the Line of Credit must be used by Yogurt Mountain for the purpose of new store growth capital requirements.  There was $0.8 million in outstanding borrowings by Yogurt Mountain under the Line of Credit as of January 29, 2011.  Yogurt Mountain had no borrowings due to the Company at the end of the previous fiscal year.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, with the participation of our Chairman, President and Chief Executive Officer, Executive Vice President and Chief Administrative Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon their evaluation, the Chairman, President and Chief Executive Officer, the Executive Vice President and Chief Administrative Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective as of January 29, 2011.

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

Under the supervision and with the participation of management, including the Chairman, President and Chief Executive Officer, the Executive Vice President and Chief Administrative Officer and the Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of January 29, 2011.

The independent registered public accounting firm, Grant Thornton LLP has audited the consolidated financial statements as of and for the year ended January 29, 2011 and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 8 herein.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended January 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Corporate Governance

The sections under the heading “Proposal 1-Election of Directors” entitled “Nominees for Election - Term Expiring 2014,” “Incumbent Directors - Term Expiring 2012,” and “Incumbent Directors - Term Expiring 2013” of the Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2011, are incorporated herein by reference.  The information under the heading “Corporate Governance and Board Matters” included in the Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2011 is incorporated herein by reference.  The information under the heading “Beneficial Ownership of Common Stock” included in the Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2011 is incorporated herein by reference.

Executive Officers

All of our executive officers are elected annually by and serve at the discretion of the Board of Directors.  Our current executive officers are listed below:

Name	Age	Position with the Company
Clyde B. Anderson	50	Chairman, President and Chief Executive Officer
Terrance G. Finley	57	Executive Vice President and Chief Merchandising Officer
Douglas G. Markham	55	Executive Vice President and Chief Administrative Officer
Brian W. White	40	Chief Financial Officer

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

Brian W. White has served as Chief Financial Officer since August 2009.  Mr. White served as the Interim Chief Financial Officer of the Company from January 2, 2009 until August 1, 2009.  Prior to his appointment as Interim Chief Financial Officer upon the deployment of Douglas G. Markham to military service, Mr. White served as the Vice President-Controller of Books-A-Million, Inc. upon joining the Company in October 2007.  Prior to joining the Company, Mr. White was the Southeast Regional Product Line Controller for the Ready Mix division of Lafarge North America from September 2003 to October 2007. Prior to September 2003, Mr. White was employed by Saks, Inc. for approximately five years, where he held various positions, including Director of Corporate Accounting.

ITEM 11.  EXECUTIVE COMPENSATION

The section under the heading "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation", and "Relationship of Compensation Policies to Risk Management", included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 24, 2011 are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information as of January 29, 2011, regarding the securities that have been authorized for issuance under the Company’s Amended and Restated Stock Option Plan, 2005 Incentive Award Plan and Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise prices of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders: ....................................................	148,419	(1)	$5.56	(2)	1,247,958	(3)
Equity compensation plans not approved by stockholders: ....................................................	--		N/A		--
Total....................................................................	148,419		$5.56		1,247,958

(1)
Represents (i) 35,419 shares of common stock issuable with respect to outstanding stock options granted under the Company’s Amended and Restated Stock Option Plan and (ii) 113,000 shares of common stock that are issuable under the Company’s 2005 Incentive Award Plan relating to performance based restricted stock awards made with respect to the 2011 fiscal year.

(2)	Represents the exercise price of the options issued under the Amended and Restated Stock Option Plan.
(3)
Includes (i)1,039,945 shares of common stock available for future issuance under the Company’s 2005 Incentive Award Plan and (ii) 208,013 shares of common stock available for future issuance under the Company’s Employee Stock Purchase Plan.  The Company’s Amended and Restated Stock Option Plan has been terminated, and no shares of common stock are available for future issuance thereunder.

Additional information under the heading "Beneficial Ownership of Common Stock" included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 24, 2011 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections under the headings "Corporate Governance and Board Matters” and "Transactions with Related Persons" included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 24, 2011 are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section under the heading “Proposal 4 – Ratification of Appointment of Independent Registered Public Accounting Firm” titled “Auditor Fees and Services” and the section under the heading "Transactions with Related Persons" included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 24, 2011 are incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The Financial Statements filed as part of this report are listed and indexed on page 28.  Schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

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
Credit Agreement dated as of March 21, 2011, among Books-A-Million, Inc., as Lead Borrower, the other borrowers party hereto, the guarantors party hereto from time to time, the lenders party hereto, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, Regions Bank, as Documentation Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 21, 2011).

10.9	-
Security Agreement dated as of March 21, 2011, among Books-A-Million, Inc., certain other subsidiaries of Books-A-Million, Inc. identified herein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 21, 2011).

10.10	-
Form of Change in Control Agreement, entered into by and between Books-A-Million, Inc. and each of Clyde B. Anderson, Terrance G. Finley, Douglas G. Markham and Brian W. White on March 22, 2011 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated March 21, 2011).**

10.11	-	2005 Incentive Award Plan, as amended **

10.12	-	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 on Form 8-K, File No. 0-20664, filed August 22, 2005).**

10.13	-	Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 on Form 8-K, File No. 0-20664, filed August 22, 2005).**

10.14	-
Form of Restricted Stock Agreement (Career Based Shares) for restricted stock issued under the 2005 Incentive Award Plan of the Company (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for fiscal year ended February 2, 2008).**

10.15	-
Form of Restricted Stock Agreement (Performance Based Shares) for restricted stock issued under the 2005 Incentive Award Plan of the Company (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for fiscal year ended February 2, 2008) .**

10.16	-	First Amendment to the Bond Agreement, dated as of June 18, 2007 between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10 to Form 8-K dated June 18, 2007).

10.17	-
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
                            Date: April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         /s/ Clyde B. Anderson
Clyde B. Anderson
Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date:  April 14, 2011

        /s/ Douglas G. Markham
Douglas G. Markham
Executive Vice President and Chief Administrative Officer
Date:  April 14, 2011

         /s/ Brian W. White
Brian W. White
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 14, 2011

Directors:

        /s/ Clyde B. Anderson
Clyde B. Anderson
Date: April 14, 2011

         /s/ Ronald G. Bruno
Ronald G. Bruno
Date: April 14, 2011

         /s/ J. Barry Mason
J. Barry Mason
Date: April 14, 2011

         /s/ Terry C. Anderson
Terry C. Anderson
Date: April 14, 2011

Directors:

         /s/ Albert C. Johnson
Albert C. Johnson
Date: April 14, 2011

         /s/ William H. Rogers, Jr.
William H. Rogers, Jr.
Date: April 14, 2011