Form 10-Q
period 2011-04-30
BOOKS A MILLION INC
filed 2011-06-09
CIK 891919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 30, 2011

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
                 Large accelerated filer ☐                                                 Accelerated filer ☐
                 Non-accelerated filer   ☐                             Smaller Reporting Company ☒
               (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Shares of common stock, par value $0.01 per share, outstanding as of June 7, 2011 were 15,740,910 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share and share amounts)
(Unaudited)

	April 30, 2011	January 29, 2011
ASSETS Current assets:
Cash and cash equivalents	$4,305	$7,813
Accounts receivable, net of allowance for doubtful accounts of $364 and $294, respectively	3,173	4,474
Related party receivables	124	339
Inventories	200,942	196,814
Prepayments and other assets	5,437	6,038
Total current assets	213,981	215,478

Property and equipment
Gross property and equipment	230,047	228,868
Less accumulated depreciation and amortization	(177,203)	(174,158)
Property and equipment, net	52,844	54,710

Deferred income taxes	1,060	353
Equity method investment (Note 13)	2,582	2,536
Notes receivable	1,000	750
Other assets	1,839	975
Total assets	$273,306	$274,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$80,694	$85,880
Related party accounts payable	5,512	5,737
Accrued expenses	32,015	37,375
Deferred income taxes	10,581	12,380
Short-term borrowings (Note 9)	20,960	5,880
Total current liabilities	149,762	147,252

Deferred rent	8,556	8,745
Liability for uncertain tax positions	1,715	1,689
Total non-current liabilities	10,271	10,434

Commitments and contingencies (Note 5)	--	--
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	--	--
Common stock, $0.01 par value, 30,000,000 shares authorized, 21,845,831 and 21,574,698 shares issued and 15,741,410 and 15,470,277 shares outstanding at April 30, 2011 and January 29, 2011, respectively	218	216
Additional paid-in capital	93,792	93,340
Treasury stock, at cost, 6,104,421 shares repurchased at April 30, 2011 and January 29, 2011	(50,448)	(50,448)
Retained earnings	69,711	74,008
Total stockholders’ equity	113,273	117,116
Total liabilities and stockholders’ equity	$273,306	$274,802
See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010

Net sales	$104,013	$116,968
Cost of products sold (including warehouse distribution and store occupancy costs)	75,446	81,794
Gross profit	28,567	35,174
Operating, selling and administrative expenses	29,514	28,217
Depreciation and amortization	4,010	3,563
Operating (loss) income	(4,957)	3,394
Interest expense, net	194	122
(Loss) income before income taxes	(5,151)	3,272
Income taxes	(1,594)	1,230
Net (loss) income	(3,557)	2,042
Net (income) loss on equity method investment	(46)	38
Net (loss) income attributable to Books-A-Million, Inc.	$(3,511)	$2,004

Basic (loss) earnings per common share	$(0.22)	$0.13
Diluted (loss) earnings per common share	$(0.22)	$0.13
Weighted average common shares outstanding:
Basic	15,646	15,761
Diluted	15,646	15,769

Dividends paid per share	$0.05	$0.15

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Cash Flows from Operating Activities:
Net (loss) income	$(3,511)	$2,004
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,010	3,563
Stock-based compensation	347	288
Loss on impairment of assets	183	--
Loss on disposal of property and equipment	232	68
Deferred income taxes	(2,506)	150
Excess tax benefit from stock-based compensation	(3)	(31)
Bad debt expense	88	192
Net (income) loss on equity method investment	(46)	38
(Increase) decrease in assets:
Accounts receivable and other receivables	1,213	1,857
Related party receivables	215	(387)
Inventories	(4,128)	(8,742)
Prepayments and other assets	601	65
Noncurrent assets	(920)	(4)
Increase (decrease) in liabilities:
Accounts payable	(5,186)	2,309
Related party payables	(225)	(1,324)
Accrued income taxes	29	(3,633)
Accrued expenses and deferred rent	(5,847)	(4,459)
Total adjustments	(11,943)	(10,050)
Net cash used in operating activities	(15,454)	(8,046)

Cash Flows from Investing Activities:
Capital expenditures	(2,205)	(3,790)
Cash paid for acquisition of equity method investment (Note 13)	--	(3,000)
Increase in notes receivable	(250)	--
Net cash used in investing activities	(2,455)	(6,790)

Cash Flows from Financing Activities:
Borrowings under credit facilities	54,150	62,420
Repayments under credit facilities	(39,070)	(46,090)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	104	92
Purchase of treasury stock	--	(977)
Payment of dividends	(786)	(2,380)
Excess tax benefit from stock based compensation	3	31
Net cash provided by financing activities	14,401	13,096

Net Decrease in Cash and Cash Equivalents	(3,508)	(1,740)
Cash and Cash Equivalents at Beginning of Period	7,813	6,602
Cash and Cash Equivalents at End of Period	$4,305	$4,862

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$146	$116
Income taxes, net of refunds	$2	$4,671
Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$298	$177

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Books-A-Million, Inc. and its subsidiaries (collectively, the “Company).  The Company consists of Books-A-Million, Inc. and its four wholly owned subsidiaries, American Wholesale Book Company, Inc., Booksamillion.com, Inc., BAM Card Services, LLC and Alabama Florence Realty Holdings 2010 LLC.  All inter-company balances and transactions have been eliminated in consolidation.  For a discussion of the Company’s business segments, see Note 7.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain financial information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.  In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of April 30, 2011 and January 29, 2011 and the results of our operations and cash flows for the periods presented.  Quarterly results of operations are not necessarily indicative of annual results.

The Company’s business, like that of many retailers, is seasonal, with a large portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season.

Certain insignificant reclassifications to amounts included in this report for prior periods were necessary to conform to the presentation of the thirteen weeks ended April 30, 2011.

Stock-Based Compensation

The Company’s pre-tax compensation cost for stock-based employee compensation was $0.3 million, or $0.2 million net of taxes, for each of the thirteen weeks ended April 30, 2011 and May 1, 2010.

Stock Option Plan

A summary of the status of the Company's Amended and Restated Stock Option Plan (the “Stock Option Plan”) is as follows (shares in thousands):

	Thirteen Weeks Ended April 30, 2011
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of period	35	$5.56
Options granted	--	N/A
Options exercised	--	N/A
Options forfeited	--	N/A
Options outstanding at end of period	35	$5.56
Options exercisable at end of period	35	$5.56

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information about stock options outstanding and exercisable under the Stock Option Plan as of April 30, 2011 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding at April 30, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at April 30, 2011	Weighted Average Exercise Price
$1.69 - 2.37	7	1.76	$2.36	7	$2.36
$3.04	6	0.76	$3.04	6	$3.04
$6.13 - 9.62	22	2.99	$7.32	22	$7.32
Totals	35	2.34	$5.56	35	$5.56

There was no aggregate intrinsic value for outstanding and exercisable options under the Stock Option Plan at April 30, 2011.

2005 Incentive Award Plan

As of April 30, 2011, the number of shares of common stock currently reserved under the Books-A-Million, Inc. 2005 Incentive Award Plan, as amended (the "2005 Plan"), for outstanding stock-based awards are 787,367 shares.  On May 20, 2010, the stockholders of the Company approved an additional 800,000 shares available for issuance under the 2005 Plan.  An aggregate of 2,000,000 shares of common stock may be awarded under the 2005 Plan, as amended.  From June 1, 2005 through April 30, 2011, equity awards under the 2005 Plan have consisted solely of awards of restricted stock.

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

Restricted Stock Table

A combined summary of the status of restricted stock grants to employees and directors under the 2005 Plan and the Incentive Plan is as follows (shares in thousands):

	Thirteen Weeks Ended April 30, 2011
	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	396	$7.19
Shares granted	252	5.16
Shares vested	(12)	6.78
Shares forfeited	--	--
Shares at end of period	636	$6.39

The Company's unvested restricted stock receives all dividends and retains voting rights for the granted shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Information

As of April 30, 2011, the Company had approximately $2.5 million of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Stock-Based Compensation Expense
2012	$1,277,000
2013	828,000
2014	377,000
2015	4,000
Total	$2,486,000

There were no options exercised during the thirteen week periods ended April 30, 2011 and May 1, 2010.

The Company maintains an employee stock purchase plan (the “Amended and Restated Employee Stock Purchase Plan”) under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year.  On May 20, 2010, the stockholders of the Company approved a second amendment to the Amended and Restated Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan by 200,000 shares of common stock.  An aggregate of 600,000 shares are available for issuance to participants of the Amended and Restated Employee Stock Purchase Plan.  The Company received cash proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during each of the thirteen weeks ended April 30, 2011 and May 1, 2010 of $0.1 million. The impact of these cash receipts is included in financing activities in the accompanying condensed consolidated statements of cash flows.

2.	Recent Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board (the “FASB”) issued an exposure draft, Leases, (the “Exposure Draft”), which would replace the existing guidance in Accounting Standards Codification (“ASC”) 840, Leases. Under the Exposure Draft, a lessee’s rights and obligations under leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet.  The comment period for the Exposure Draft ended on December 15, 2010 and a final standard is expected to be issued in 2011.  If the proposed guidance becomes effective on the terms currently proposed by the FASB, it will likely have a significant impact on our consolidated financial statements. However, as the final standard has not yet been issued, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement, (“ASU 2011-04”).  ASU 2011-04 is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements.  ASU 2011-04 will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities.  The Company is currently evaluating the impact ASU 2011-04 will have on our consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Net Income (Loss) Per Common Share

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

	Thirteen Weeks Ended
(in thousands)	April 30, 2011	May 1, 2010
Weighted average shares outstanding:
Basic	15,646	15,761
Dilutive effect of stock options outstanding	--	8
Diluted	15,646	15,769

For the thirteen week periods ended April 30, 2011 and May 1, 2010, options for approximately 22,000 and 6,000, respectively, of our shares were outstanding but were excluded from the computation of diluted weighted-average common shares because the options' exercise price was greater than the average market price of the common shares and their effect would have been anti-dilutive.

The Company’s unvested restricted shares are entitled to receive nonforfeitable dividends, and thus, are participating securities requiring the two class method of computing net income (loss) per share.  The weighted average shares outstanding and net income (loss) per share for the thirteen weeks ended April 30, 2011 and May 1, 2010 were computed using the two class method.

4.	Related Party Transactions

Charles C. Anderson, Chairman Emeritus and former director of the Company, Terry C. Anderson, a director of the Company, and Clyde B. Anderson, a director and officer of the Company, have controlling ownership interests in other entities with which the Company conducts business.  Significant transactions between the Company and these various other entities (“related parties”) are summarized in the following paragraphs.

The Company purchases a substantial portion of its magazines, as well as certain of its seasonal music from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate of the Company through common ownership.  During the thirteen weeks ended April 30, 2011 and May 1, 2010, purchases of these items from Anderson Media totaled $4.4 million and $5.6 million, respectively.  Amounts payable to Anderson Media at April 30, 2011 and May 1, 2010 were $4.6 million and $0.7 million, respectively.  Amounts receivable from Anderson Media as of April 30, 2011 and May 1, 2010 was $0.1 million.  The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate of the Company through common ownership.  During each of the thirteen weeks ended April 30, 2011 and May 1, 2010, such purchases from Anderson Press totaled $0.4 million.  The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate of the Company through common ownership.  The total amount paid to Anco Far East was $0.3 million and $0.5 million during the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively.  These amounts paid to Anco Far East included the actual cost of the product as well as fees for sourcing and consolidation services.  All costs other than the sourcing and consolidation service fees were passed through from other vendors.  Anco Far East fees, net of the passed-through costs, were $20,000 and $37,000 during the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson, a former member of the Company’s Board of Directors.  The Company's lease on the building expires in February 2013.  During each of the thirteen week periods ended April 30, 2011 and May 1, 2010, the Company paid rent of $39,000 to the trust under this lease.   Anderson & Anderson LLC (“A&A”), an affiliate of the Company through common ownership, also leases three buildings to the Company.  During each of the thirteen weeks ended April 30, 2011 and May 1, 2010, the Company paid A&A a total of $0.1 million in connection with such leases.  Total minimum future rental payments under all of these leases are $0.4 million at April 30, 2011.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company subleases certain property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. The Company’s sublease on the property with Hibbett expires in June 2013.  One of the Company's directors, Albert C. Johnson, and Terry Finley, Executive Vice President and Chief Merchandising Officer of Books-A-Million, Inc., are members of Hibbett’s Board of Directors.  During each of the thirteen weeks ended April 30, 2011 and May 1, 2010, the Company received $40,000 and $48,000, respectively, in rent payments from Hibbett.  Total minimum future rental payments under this lease are $0.3 million at April 30, 2011.

The Company, A&A, Anderson Promotional Events, Inc. and Anderson Press (collectively the “Co-ownership Group”) co-own two airplanes that are used by the Company in its business.  The Company owns a 26.0% interest in each of these airplanes.  During the thirteen week periods ended April 30, 2011 and May 1, 2010, the Company was billed $0.2 million and $0.1 million, respectively, by the Co-Ownership Group under a cost sharing arrangement for the Company’s use of the two airplanes.  The expenses the Company pays for airplane use covers all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs.

The Company and Anderson Private Capital Partners I, L.P. (“APCP”) each have an equity interest in Yogurt Mountain Holding, LLC ("Yogurt Mountain").  The Company owns a 40.0% equity interest in Yogurt Mountain.  The Company also participates with APCP in a line of credit agreement with Yogurt Mountain in connection with its investment.  See Note 13, Equity Method Investment, for additional information regarding the Company's investment in Yogurt Mountain.  As of April 30, 2011 and January 29, 2011, Yogurt Mountain had $1.0 million and $0.8 million, respectively, in borrowings due to the Company.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at April 30, 2011 or January 29, 2011, as such potential liabilities are considered de minimis.

6.	Inventories

The Company currently utilizes the last-in, first-out (“LIFO”) method of accounting for inventories.  The cumulative difference between replacement and current cost of inventory over stated LIFO value is $3.4 million as of April 30, 2011 and as of January 29, 2011.  The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Inventory balances at April 30, 2011 and January 29, 2011 were as follows (in thousands):

	April 30, 2011	January 29, 2011
Inventories (at FIFO)	$204,390	$200,238
LIFO reserve	(3,448)	(3,424)
Net inventories	$200,942	$196,814

7.	Business Segments

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

	Thirteen Weeks Ended
Segment Information (in thousands)	April 30, 2011	May 1, 2010
Net Sales
Retail Trade	$101,278	$116,085
Electronic Commerce Trade	6,316	5,641
Intersegment Sales Elimination	(3,581)	(4,758)
Net Sales	$104,013	$116,968
Operating (Loss) Income
Retail Trade	$(4,025)	$3,783
Electronic Commerce Trade	(807)	(115)
Intersegment Elimination of Certain Costs	(125)	(274)
Total Operating (Loss) Income	$(4,957)	$3,394

	April 30, 2011	January 29, 2011
Assets
Retail Trade	$267,678	$273,074
Electronic Commerce Trade	5,628	1,728
Total Assets	$273,306	$274,802

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the thirteen week periods ended April 30, 2011 and May 1, 2010, respectively, sales by merchandise category, as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Books and Magazines	75.9%	80.3%
General Merchandise	9.7%	8.8%
Café	4.7%	4.4%
Other	9.7%	6.5%
Total	100%	100%

General merchandise consists of gifts, cards, collectibles and similar types of products.  Café consists of coffee, tea and other edible products, as well as gift items related to our Joe Muggs cafés. Other products include music, DVDs, E-Books and other products.

8.	Discontinued Operations

The Company did not close any stores during the thirteen weeks ended April 30, 2011 or May 1, 2010 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market.

9.	Debt and Lines of Credit

The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility.  On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a new revolving credit facility (the “New Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which will mature on March 21, 2016.  Interest on borrowings under the New Facility is determined based upon the LIBOR rate plus an applicable margin (as defined in the New Facility).  The Credit Agreement replaces the $100.0 million credit facility (the “Prior Facility”), which was scheduled to expire in July 2011.  Pursuant to the Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company.  Under the Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit.  The obligations of the Company under the Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders.  Additionally, the Credit Agreement contains certain non-financial covenants.  The Company was in compliance with these covenants at April 30, 2011.

As of April 30, 2011, there were outstanding borrowings under the New Facility of $15.1 million, which bears interest at variable rates (2.44% as of April 30, 2011).  The Company had no borrowings outstanding under the Prior Facility as of January 29, 2011.  The face amount of letters of credit issued under the New Facility as of April 30, 2011 was $7.9 million.  The face amount of letters of credit issued under the Prior Facility as of January 29, 2011 was $2.1 million.  The maximum and average outstanding borrowings under the New Facility (excluding the face amount of letters of credit issued thereunder) during fiscal 2012 were $20.7 million and $11.8 million, respectively.

BOOKS-A-MILLION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”).  As of April 30, 2011 and January 29, 2011, there was $5.9 million outstanding, under the Bond, which bears interest at variable rates.  The interest rate on the Bond was 1.3% and 1.4% at April 30, 2011 and January 29, 2011, respectively.  The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond, unless extended by the bondholder.  In fiscal 2007, an unrelated bank purchased the Bond from the existing bondholder, and the new bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the bond.  Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.  The Company is currently discussing refinancing options with respect to the Bond and expects to complete the refinancing before the repurchase date.  However, there can be no assurances that the Company will be able to complete the refinancing on terms acceptable to the Company.  If the Company cannot complete the refinancing before the required repurchase date on July 1, 2011, we anticipate that the obligation will be paid through an additional draw on the Company’s New Facility.

Net interest expense for the thirteen weeks ended April 30, 2011 and May 1, 2010 was $0.2 million and $0.1 million, respectively.

10.	Income Taxes

The Company and its subsidiaries are subject to United States federal income tax as well as income tax of multiple state jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to fiscal 2007. The Company is currently under IRS examination for fiscal 2009 and 2010.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years prior to fiscal 2007.

As of April 30, 2011, the gross amount of unrecognized tax benefits was $0.9 million, all of which would affect the effective tax rate if recognized.  The amount of unrecognized tax benefits, including interest and penalties, that would no longer need to be accrued due to the passage of various statutes of limitations in the next 12 months is $0.5 million.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $0.8 million in interest and penalties related to unrecognized tax benefits accrued as of April 30, 2011 and January 29, 2011.  The Company’s total liability for unrecognized tax benefits, including interest and penalties, as of April 30, 2011 and January 29, 2011 was $1.7 million.

The Company’s effective tax rate, including the impact of the equity method investment, for the thirteen weeks ended April 30, 2011 was 31.2%, versus an effective tax rate of 38.0% for the thirteen weeks ended May 1, 2010.  The decrease in our effective tax rate over last year was driven by an increase in state NOLs and a lower federal tax rate in the current year.

11.	Fair Value Measurements

The carrying amounts of other financial instruments reported on the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At April 30, 2011, there was $15.1 million outstanding under our revolving line of credit agreement and $5.9 million outstanding under the Bond.  The borrowings under our revolving line of credit agreement and the Bond approximate fair value at April 30, 2011.

12.	Revenue Recognition

The Company sells gift cards to its customers in its retail stores.  The gift cards do not have an expiration date.  Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions.  The gift card breakage rate is determined based upon historical redemption patterns.  Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity.  At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions.  Breakage income for each of the thirteen weeks ended April 30, 2011 and May 1, 2010 was $0.2 million.

BOOKS-A-MILLION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Equity Method Investment

The Company holds an equity method investment, which consists of a 40.0% equity interest in Yogurt Mountain Holding, LLC ("Yogurt Mountain").  Yogurt Mountain was formed for the purpose of developing and operating retail yogurt stores and franchising retail yogurt stores to third party franchisees.  In March 2010, the Company acquired the equity interest in Yogurt Mountain for $3.0 million.  Yogurt Mountain is a separate and distinct legal entity from the Company and its subsidiaries, and has separate assets, liabilities, and operations.  The other shareholder interests in Yogurt Mountain of 40.0% and 20.0% are owned by Anderson Private Capital Partners I, L.P. and Kahn Family Holdings, LLC, respectively

In connection with the investment, the Company entered a line of credit agreement (the “Line of Credit”) with Yogurt Mountain pursuant to which the Company has committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015, bearing interest at 9.0%.  Yogurt Mountain must pay an annual commitment fee of ¼ of 1.0% on the unused portion of the commitment.  The proceeds from the Line of Credit must be used by Yogurt Mountain for the purpose of new store growth capital requirements.  There was $1.0 million and $0.8 million in outstanding borrowings by Yogurt Mountain under the Line of Credit as of April 30, 2011 and January 29, 2011, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in our specific market areas; inflation or deflation; economic conditions in general and in our specific market areas, including the length of time that the U.S. economy remains in the current downturn; the number of store openings and closings; the profitability of certain product lines; capital expenditures; future liquidity, including our ability to refinance our debt instruments on favorable terms; liability and other claims asserted against us; uncertainties related to the Internet and our Internet operations; and other factors referenced herein and in Part I, Item 1A, RISK FACTORS, of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.  In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

We were founded in 1917 and currently operate 229 retail bookstores, including 197 superstores, concentrated primarily in the southeastern United States.

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

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Net sales	100.0%	100.0%
Gross profit	27.5%	30.1%
Operating, selling and administrative expenses	28.4%	24.1%
Depreciation and amortization	3.9%	3.0%
Operating (loss) income	(4.8)%	2.9%
Interest expense, net	0.2%	0.1%
Income (loss) before income taxes	(5.0)%	2.8%
Income taxes (benefit)	(1.5)%	1.1%
Net (loss) income	(3.4)%	1.7%

The following table sets forth net sales data by segment for the periods presented:

Segment Information (dollars in thousands)

Net Sales	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010	$ Change	% Change
Retail Trade	$101,278	$116,085	$(14,807)	(12.8%)
Electronic Commerce Trade	6,316	5,641	675	12.0%
Intersegment Sales Elimination	(3,581)	(4,758)	1,177	24.7%
Net Sales	$104,013	$116,968	$(12,955)	(11.1%)

The decrease in net sales for the retail trade segment for the thirteen weeks ended April 30, 2011 compared to the thirteen weeks ended May 1, 2010 resulted from lower comparable store sales.  Comparable store sales for the thirteen weeks ended April 30, 2011 decreased $13.9 million, or 13.2%, to $91.0 million when compared with the same thirteen week period for the prior year.  The decrease in comparable store sales for the thirteen week period ended April 30, 2011 was due to a weak bestseller publishing lineup compared to the prior year, the increasing transition of certain book categories to an electronic format and the impact of tornados that hit our trade area at the end of the current quarter. During the thirteen weeks ended April 30, 2011, we did not open any new stores and we closed two superstores.  The 12.0% increase in net sales for the electronic commerce trade segment was due to sales of Nook E-Reader devices, partially offset by lower sales of non-Nook products on the website.

Gross profit decreased $6.6 million, or 18.8%, to $28.6 million in the thirteen weeks ended April 30, 2011, when compared with $35.2 million in the same thirteen week period for the prior year.  Gross profit as a percentage of net sales for the thirteen weeks ended April 30, 2011 and May 1, 2010 was 27.5% and 30.1%, respectively.  The decrease in gross profit as a percentage of net sales for the thirteen week period ended April 30, 2011 was due to lower initial margin, higher markdowns and the deleveraging of fixed rents in a lower sales environment, partially offset by higher income from the sale of magazine subscriptions.

Operating, selling and administrative expenses were $29.5 million in the thirteen weeks ended April 30, 2011, compared to $28.2 million in the same period last year.  The increase in operating, selling and administrative expenses compared to the same thirteen week period last year is due to store impairments, costs associated with closing stores, costs associated with opening Yogurt Mountain franchises in Books-A-Million stores, legal fees and inventory counting costs due to performing more store inventories in the first quarter of this year.  Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended April 30, 2011 increased to 28.4% from 24.1% from the same period last year.

Depreciation and amortization expenses were $0.4 million higher in the thirteen week period ended April 30, 2011, at $4.0 million compared to $3.6 million in the thirteen week period ended May 1, 2010.  The increase in depreciation and amortization expenses is due to the impact of the stores opened since the prior year.  Depreciation and amortization expenses as a percentage of net sales for the thirteen weeks ended April 30, 2011 were 3.9%, which is 0.9% higher than the same period last year.

The following table sets forth operating income data by segment for the periods presented:

Segment Information (dollars in thousands)

Operating Income (Loss)	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010	$ Change	% Change
Retail Trade	$(4,025)	$3,783	$(7,808)	(206.4%)
Electronic Commerce Trade	(807)	(115)	(692)	(601.7%)
Intersegment Sales Elimination	(125)	(274)	149	54.4%
Operating (loss) income	$(4,957)	$3,394	$(8,351)	(246.1%)

The decrease in operating income for the retail trade segment for the thirteen week period ended April 30, 2011 was due to the impact of lower sales and margin and higher operating, selling and administrative costs, partially offset by lower store occupancy costs from rent renegotiations.  The operating loss of the electronic commerce trade segment increased for the thirteen week period ended April 30, 2011 due to lower non-Nook sales on the website.

Net interest expense was $0.2 million, or 0.2% of net sales, for the thirteen weeks ended April 30, 2011, compared to $0.1 million, or 0.1% of net sales, in the same period last year.  The increase in net interest expense was due to higher interest rates on the New Facility.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility.  On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a new revolving credit facility (the “New Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which will mature on March 21, 2016.  Interest on borrowings under the New Facility is determined based upon the LIBOR rate plus an applicable margin (as defined in the New Facility).  The Credit Agreement replaces the $100.0 million credit facility (the “Prior Facility”), which was scheduled to expire in July 2011.  As of April 30, 2011, there were outstanding borrowings under the New Facility of $15.1 million, which bears interest at variable rates (2.44% as of April 30, 2011).  The Company had no borrowings outstanding under the Prior Facility as of January 29, 2011.  The face amount of letters of credit issued under the New Facility as of April 30, 2011 was $7.9 million.  The face amount of letters of credit issued under the Prior Facility as of January 29, 2011 was $2.1 million.  The maximum and average outstanding borrowings under the New Facility (including the face amount of letters of credit issued thereunder) during fiscal 2012 were $26.6 million and $17.7 million, respectively.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”).  As of April 30, 2011 and January 29, 2011, there was $5.9 million outstanding, under the Bond, which bears interest at variable rates.  The interest rate on the Bond was 1.3% and 1.4% at April 30, 2011 and January 29, 2011, respectively.  The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond, unless extended by the bondholder.  In fiscal 2007, an unrelated bank purchased the Bond from the existing bondholder, and the new bondholder extended the date of the Company’s purchase obligation of the Bond until July 1, 2011 and did not require a mortgage interest to secure the bond.  Such an extension may be renewed annually by the bondholder, at the Company’s request, to a date no more than five years from the renewal date.  The Company is currently discussing refinancing options with respect to the Bond and expects to complete the refinancing before the repurchase date.  However, there can be no assurances that the Company will be able to complete the refinancing on terms acceptable to the Company.  If the Company cannot complete the refinancing before the required repurchase date on July 1, 2011, we anticipate that the obligation will be paid through an additional draw on the Company’s New Facility.

Financial Position

Inventory balances were $200.9 million as of April 30, 2011, compared to $196.8 million as of January 29, 2011.  The inventory increase was primarily due to seasonal fluctuations in inventory and added product assortments. Inventory levels are generally the lowest at the end of the fiscal year due to holiday sales and large post holiday returns to vendors.  Trade and related party accounts payable balances were $86.2 million in the aggregate as of April 30, 2011, compared to $91.6 million as of January 29, 2011.  The decrease in accounts payable was due to the timing of payments.  Accrued expenses were $32.0 million as of April 30, 2011, compared to $37.4 million as of January 29, 2011.  The decrease in accrued expenses was due to a reduction in the gift card liability, lower employee benefits accruals, lower deferral of club card income and lower accruals for capital expenditures.  The reduction of the gift card liability and employee benefits accruals traditionally occurs in the first quarter due to usage of gift cards and payment of bonuses, 401(k) matching contributions and employee stock purchase plan payments.  The decrease in capital expenditure accruals is due to timing of payments associated with stores opened in the last quarter of fiscal 2011.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments of the Company at April 30, 2011 (in thousands):

	Payments Due Under Contractual Obligations(2)
(in thousands)	Total	FY 2012	FY 2013	FY 2014	FY 2015	FY 2016	Thereafter
Short-term borrowings(1)	$20,960	$20,960	$--	$--	$--	$--	$--
Subtotal of debt	20,960	20,960	--	--	--	--	--
Interest	13	13	--	--	--	--	--
Operating leases(3)	154,000	35,703	28,941	24,788	20,927	16,342	27,299
Total of obligations	$174,973	$56,676	$28,941	$24,788	$20,927	$16,342	$27,299

(1)	Short-term borrowings represent borrowings under the $150.0 million credit facility and bond that were due in 12 months or less.
(2)
This table excludes any amounts related to the payment of the $1.7 million of income tax uncertainties, as the Company cannot make a treasonable estimate of the periods of cash settlements with the respective taxing authorities.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at April 30, 2011 or January 29, 2011, as such potential liabilities are currently considered de minimis.

Cash Flows

Operating activities used cash of $15.5 million and $8.0 million in the thirteen week periods ended April 30, 2011 and May 1, 2010, respectively, and included the following effects:

•
Cash used for inventories in the thirteen week periods ended April 30, 2011 and May 1, 2010 was $4.1 million and $8.7 million, respectively.  The change versus the prior year was due to an increase in the number of stores and the addition of new product assortments.

•
Cash used for trade and related party accounts payable in the thirteen week period ended April 30, 2011 was $5.4 million and cash provided by trade and related party accounts payable in the thirteen week period ended May 1, 2010 was $1.0 million. The change from the prior year is primarily the result of timing of payments.

•
Cash used for accrued expenses and deferred rent and accrued income taxes was $5.8 million and $8.1 million in the thirteen week periods ended April 30, 2011 and May 1, 2010, respectively. The change from last year results from the timing of payments, primarily associated with income taxes.

•
Depreciation and amortization expenses were $4.0 million and $3.6 million in the thirteen week periods ended April 30, 2011 and May 1, 2010, respectively.  The increase versus the prior year was due to capital expenditures for new stores.

•
Cash provided by accounts and related party receivables was $1.4 million and $1.5 million in the thirteen week periods ended April 30, 2011 and May 1, 2010, respectively.  The change from the prior year was due to collections associated with a construction allowance receivable and amounts due for magazine commissions.

Cash used in investing activities reflected a $2.5 million and $6.8 million net use of cash for the thirteen week periods ended April 30, 2011 and May 1, 2010, respectively.  Cash was used in the thirteen week period ended April 30, 2011 to fund capital expenditures for renovations and improvements to existing stores and investments in management information systems.

Financing activities provided cash of $14.4 million and $13.1 million in the thirteen week periods ended April 30, 2011 and May 1, 2010, respectively.  Financing activities provided cash in the thirteen week period ended April 30, 2011 from $15.1 million of net borrowings under our credit facility and $0.1 million in proceeds from sale of common stock, offset by dividend payments of $0.8 million.

Related Party Activities

See Note 4, Related Party Transactions, to the condensed consolidated financial statements for information regarding related party activities.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management's Discussion and Analysis section of our Form 10-K for the year ended January 29, 2011 filed with the Securities and Exchange Commission.  No changes to these policies have occurred during the thirteen weeks ended April 30, 2011.

New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the condensed consolidated financial statements for information regarding new accounting pronouncements.

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

To illustrate the sensitivity of the results of operations to changes in interest rates on our debt, we estimate that a 156.5% increase or decrease in LIBOR rates would have changed interest expense by $0.1 million for the thirteen weeks ended April 30, 2011 based on average debt of $17.7 million.  The average debt under the Facility and the Bond was $11.8 million and $5.9 million, respectively, for the thirteen weeks ended April 30, 2011.  This fluctuation rate is based on the maximum LIBOR fluctuation in the last three years, which was experienced in fiscal year 2010.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President, and Chief Executive Officer, Chief Financial Officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our Chairman, President and Chief Executive Officer and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based upon their evaluation and subject to the foregoing, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Form 10-K for the fiscal year ended January 29, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

The Board of Directors approved a stock repurchase plan on March 11, 2010 (the "2010 Repurchase Program"), under which we were authorized to purchase up to $5 million of our common stock.  The 2010 Repurchase Program expired on April 30, 2011.  A replacement plan has not been approved by our Board of Directors.  There were no stock repurchases by the Company during the thirteen weeks ended April 30, 2011.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Capital Registration No. 33-52256)).
3.2	Amended and Restated By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3 (ii) to the Company's Form 8-K dated August 20, 2009).
31.1	Certification of Clyde B. Anderson, Chairman, President and Chief Executive Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Brian W. White, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Clyde B. Anderson, Chairman, President and Chief Executive Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Brian W. White, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BOOKS-A-MILLION, INC.

Date: June 9, 2011	by: /s/ Clyde B. Anderson
Clyde B. Anderson
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: June 9, 2011	by: /s/ Brian W. White
Brian W. White
Chief Financial Officer (Principal Financial and Accounting Officer)