Form 10-Q
period 2011-07-30
BOOKS A MILLION INC
filed 2011-09-08
CIK 891919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: July 30, 2011
- OR -

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of September 6, 2011 were 15,826,146 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Page
No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of July 30, 2011 and January 29, 2011	3

Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010	4

Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 30, 2011 and July 31, 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Reserved	21

Item 5. Other Information	21

Item 6. Exhibits	21

Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share and share amounts)
(Unaudited)

	July 30, 2011	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,809	$7,813
Accounts receivable, net of allowance for doubtful accounts of $326 and $294, respectively	2,931	4,474
Related party receivables	202	339
Inventories	192,379	196,814
Prepayments and other assets	3,421	6,038

Total current assets	203,742	215,478

Property and equipment
Gross property and equipment	231,625	228,868
Less accumulated depreciation and amortization	(179,006)	(174,158)

Property and equipment, net	52,619	54,710

Deferred income taxes	1,702	353
Equity method investment (Note 13)	2,822	2,536
Notes receivable	1,000	750
Other assets	1,768	975

Total assets	$263,653	$274,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$77,202	$85,880
Related party accounts payable	3,528	5,737
Accrued expenses	31,519	37,375
Deferred income taxes	10,588	12,380
Short-term borrowings (Note 9)	13,940	5,880

Total current liabilities	136,777	147,252

Long-term debt (Note 9)	5,880	—
Deferred rent	8,466	8,745
Liability for uncertain tax positions	1,743	1,689

Total non-current liabilities	16,089	10,434

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 21,838,824 and 21,574,698 shares issued and 15,734,403 and 15,470,277 shares outstanding at July 30, 2011 and January 29, 2011, respectively	218	216
Additional paid-in capital	94,204	93,340
Treasury stock, at cost, 6,104,421 shares repurchased at July 30, 2011 and January 29, 2011	(50,448)	(50,448)
Retained earnings	66,813	74,008

Total stockholders’ equity	110,787	117,116

Total liabilities and stockholders’ equity	$263,653	$274,802

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Net sales	$106,386	$120,048	$210,399	$237,016
Cost of products sold (including warehouse distribution and store occupancy costs)	76,364	83,551	151,810	165,345

Gross profit	30,022	36,497	58,589	71,671
Operating, selling and administrative expenses	29,275	29,548	58,789	57,765
Depreciation and amortization	3,917	3,768	7,901	7,331

Operating (loss) income	(3,170)	3,181	(8,101)	6,575
Interest expense, net	356	157	575	279

(Loss) income before income taxes	(3,526)	3,024	(8,676)	6,296
Income taxes (benefit)	(388)	1,137	(1,981)	2,367

Net (loss) income before equity method investment	(3,138)	1,887	(6,695)	3,929
Net (loss) income on equity method investment	240	9	286	(29)

Net (loss) income	$(2,898)	$1,896	$(6,409)	$3,900

Basic (loss) earnings per common share	$(0.18)	$0.12	$(0.41)	$0.25

Diluted (loss) earnings per common share	$(0.18)	$0.12	$(0.41)	$0.25

Weighted average common shares outstanding:
Basic	15,737	15,723	15,692	15,742

Diluted	15,737	15,729	15,692	15,749

Dividends paid per share	$—	$0.05	$0.05	$0.10

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
Cash Flows from Operating Activities:
Net (loss) income	$(6,409)	$3,900
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,901	7,331
Stock-based compensation	759	716
Loss on impairment of assets	223	81
Loss on disposal of property and equipment	465	138
Deferred income taxes	(3,141)	617
Excess tax benefit from stock-based compensation	(3)	(47)
Bad debt expense	93	327
Net (income) loss on equity method investment	(286)	29
(Increase) decrease in assets:
Accounts receivable and other receivables	1,450	(1,407)
Related party receivables	137	481
Inventories	4,435	(1,633)
Prepayments and other assets	2,617	(886)
Noncurrent assets	(854)	(10)
Increase (decrease) in liabilities:
Accounts payable	(8,678)	2,684
Related party payables	(2,209)	2,054
Accrued income taxes	29	(4,703)
Accrued expenses and deferred rent	(6,808)	(2,447)

Total adjustments	(3,870)	3,325

Net cash (used in) provided by operating activities	(10,279)	7,225

Cash Flows from Investing Activities:
Capital expenditures	(5,736)	(8,306)
Proceeds from sale of property and equipment	—	6
Cash paid for acquisition of equity method investment (Note 13)	—	(3,000)
Increase in notes receivable	(250)	—

Net cash used in investing activities	(5,986)	(11,300)

Cash Flows from Financing Activities:
Borrowings under credit facilities	107,385	108,630
Repayments under credit facilities	(93,445)	(100,830)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	104	97
Purchase of treasury stock	—	(2,135)
Payment of dividends	(786)	(3,171)
Excess tax benefit from stock based compensation	3	47

Net cash provided by financing activities	13,261	2,638

Net Decrease in Cash and Cash Equivalents	(3,004)	(1,437)
Cash and Cash Equivalents at Beginning of Period	7,813	6,602

Cash and Cash Equivalents at End of Period	$4,809	$5,165

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$481	$273

Net Income taxes/(Refunds)	$(1,506)	$6,995

Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$590	$364

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Books-A-Million, Inc. and its subsidiaries (collectively, the “Company”). The Company consists of Books-A-Million, Inc. and its four wholly owned subsidiaries, American Wholesale Book Company, Inc., Booksamillion.com, Inc., BAM Card Services, LLC and Alabama Florence Realty Holdings 2010 LLC. All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 7.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain financial information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of July 30, 2011 and January 29, 2011 and the results of our operations and cash flows for the periods presented. Quarterly results of operations are not necessarily indicative of annual results.
The Company’s business, like that of many retailers, is seasonal, with a large portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season.
Certain insignificant reclassifications to amounts included in this report for prior periods were necessary to conform to the presentation of the thirteen and twenty-six weeks ended July 30, 2011.
Stock-Based Compensation
The Company’s pre-tax compensation cost for stock-based employee compensation was $0.4 million, or $0.3 million net of taxes, for each of the thirteen weeks ended July 30, 2011 and July 31, 2010. The Company’s pre-tax compensation cost for stock-based employee compensation was $0.8 million, or $0.6 million net of taxes, and $0.7 million, or $0.5 million net of taxes, for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively.
Stock Option Plan
A summary of the status of the Company’s Amended and Restated Stock Option Plan (the “Stock Option Plan”) is as follows (shares in thousands):

	Twenty-Six Weeks Ended
	July 30, 2011
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of period	35	$5.56
Options granted	—	N/A
Options exercised	—	N/A
Options forfeited	—	N/A

Options outstanding at end of period	35	$5.56

Options exercisable at end of period	35	$5.56

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes information about stock options outstanding and exercisable under the Stock Option Plan as of July 30, 2011 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Options	Remaining	Average	Options	Average
Range of	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Price	July 30, 2011	Life (Years)	Price	July 30, 2011	Price
$2.16 – $2.37	7	1.51	$2.36	7	$2.36
$3.04 – $3.04	6	0.51	$3.04	6	$3.04
$6.13 – $9.62	22	2.74	$7.34	22	$7.32

Totals	35	2.09	$5.56	35	$5.56

The aggregate intrinsic value for outstanding and exercisable options under the Stock Option Plan at July 30, 2011 was approximately $(0.1) million.
2005 Incentive Award Plan
On May 20, 2010, the stockholders of the Company approved an additional 800,000 shares available for issuance under the Books-A-Million, Inc. 2005 Incentive Award Plan, as amended (the “2005 Plan”). An aggregate of 2,000,000 shares of common stock may be awarded under the 2005 Plan, as amended. From June 1, 2005 through July 30, 2011, equity awards under the 2005 Plan have consisted solely of awards of restricted stock. As of July 30, 2011, the number of shares of common stock currently reserved under the 2005 Plan for outstanding stock-based awards was 785,624 shares.
Restricted Stock Table
A combined summary of the status of restricted stock grants to employees and directors under the 2005 Plan and the Incentive Plan is as follows (shares in thousands):

	Twenty-Six Weeks Ended
	July 30, 2011
		Weighted Average
		Grant Date Fair
	Shares	Value
Shares at beginning of period	396	$7.19
Shares granted	252	5.16
Shares vested	(12)	6.78
Shares forfeited	(7)	6.15

Shares at end of period	629	$6.40

The Company’s unvested restricted stock receives all dividends and retains voting rights for the granted shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Information
As of July 30, 2011, the Company had approximately $2.0 million of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over the following fiscal years:

Stock-Based
Compensation
Fiscal Year	Expense
2012	$843,000
2013	815,000
2014	369,000
2015	4,000

Total	$2,031,000

There were no options exercised during the twenty-six week period ended July 30, 2011. The Company received cash from options exercised during the twenty-six week period ended July 31, 2010 of approximately $4,700.
The Company maintains an employee stock purchase plan (the “Amended and Restated Employee Stock Purchase Plan”) under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. On May 20, 2010, the stockholders of the Company approved a second amendment to the Amended and Restated Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan by 200,000 shares of common stock. An aggregate of 600,000 shares are available for issuance to participants of the Amended and Restated Employee Stock Purchase Plan. The Company received cash proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during each of the twenty-six weeks ended July 30, 2011 and July 31, 2010 of $0.1 million. The impact of these cash receipts is included in financing activities in the accompanying condensed consolidated statements of cash flows.
2. Recent Accounting Pronouncements
In August 2010, the Financial Accounting Standards Board (the “FASB”) issued an exposure draft, Leases, (the “Exposure Draft”), which would replace the existing guidance in Accounting Standards Codification (“ASC”) 840, Leases. Under the Exposure Draft, a lessee’s rights and obligations under leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. The comment period for the Exposure Draft ended on December 15, 2010. In July 2011, the FASB announced that they would extend the comment period. If the proposed guidance becomes effective on the terms currently proposed by the FASB, it will likely have a significant impact on our consolidated financial statements. However, as the final standard has not yet been issued, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.
In May 2011, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance relating to fair value measurement and disclosure requirements. The new guidance is intended to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. This authoritative guidance also expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We do not anticipate that the adoption of this guidance will have a significant impact on our existing fair value measurements or disclosures.

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

	Thirteen Weeks Ended
(in thousands)	July 30, 2011	July 31, 2010
Weighted average shares outstanding:
Basic	15,737	15,723
Dilutive effect of stock options outstanding	—	6

Diluted	15,737	15,729

	Twenty-Six Weeks Ended
(in thousands)	July 30, 2011	July 31, 2010
Weighted average shares outstanding:
Basic	15,692	15,742
Dilutive effect of stock options outstanding	—	7

Diluted	15,692	15,749

For the thirteen week periods ended July 30, 2011 and July 31, 2010, options for approximately 22,000 and 6,000, respectively, of our shares were outstanding but were excluded from the computation of diluted weighted-average common shares because the options’ exercise price was greater than the average market price of the common shares and their effect would have been anti-dilutive. For the twenty-six week periods ended July 30, 2011 and July 31, 2010, options for approximately 22,000 and 6,000, respectively, of our shares were outstanding but were excluded from the computation of diluted weighted-average common shares because the options’ exercise price was greater than the average market price of the common shares and their effect would have been anti-dilutive.
The Company’s unvested restricted shares are entitled to receive nonforfeitable dividends, and thus, are participating securities requiring the two class method of computing net income (loss) per share. The weighted average shares outstanding and net income (loss) per share for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 were computed using the two class method.
4. Related Party Transactions
Charles C. Anderson, Chairman Emeritus and a former director of the Company, Terry C. Anderson, a director of the Company, and Clyde B. Anderson, a director and officer of the Company, have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities (“related parties”) are summarized in the following paragraphs.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company purchases a substantial portion of its magazines, as well as certain of its seasonal music from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate of the Company through common ownership. During the twenty-six weeks ended July 30, 2011 and July 31, 2010, purchases of these items from Anderson Media totaled $9.0 million and $10.4 million, respectively. Amounts payable to Anderson Media at July 30, 2011 and July 31, 2010 were $2.9 million and $0.7 million, respectively. Amounts receivable from Anderson Media as of July 30, 2011 and July 31, 2010 were $0.1 million and $0.3 million, respectively. The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate of the Company through common ownership. During each of the twenty-six weeks ended July 30, 2011 and July 31, 2010, such purchases from Anderson Press totaled $0.6 million. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate of the Company through common ownership. The total amount paid to Anco Far East was $0.5 million and $1.1 million during the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively. These amounts paid to Anco Far East included the actual cost of the product as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $37,000 and $76,000 during the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively.
The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. The Company’s lease on the building expires in February 2013. During each of the twenty-six week periods ended July 30, 2011 and July 31, 2010, the Company paid rent of $0.1 million to the trust under this lease. Anderson & Anderson LLC (“A&A”), an affiliate of the Company through common ownership, also leases three buildings to the Company. During each of the twenty-six weeks ended July 30, 2011 and July 31, 2010, the Company paid A&A a total of $0.2 million in connection with such leases. Total minimum future rental payments under all of these leases are $1.9 million at July 30, 2011.
The Company subleases certain property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. The Company’s sublease on the property with Hibbett expires in June 2013. One of the Company’s directors, Albert C. Johnson, and Terry Finley, President and Chief Operating Officer of Books-A-Million, Inc., are members of Hibbett’s Board of Directors. During each of the twenty-six weeks ended July 30, 2011 and July 31, 2010, the Company received $0.1 million in rent payments from Hibbett. Total minimum future rental payments under this lease are $0.3 million at July 30, 2011.
The Company, A&A, Anderson Promotional Events, Inc. and Anderson Press (collectively the “Co-ownership Group”) co-own two airplanes that are used by the Company in its business. The Company owns a 26.0% interest in each of these airplanes. During the twenty-six week periods ended July 30, 2011 and July 31, 2010, the Company was billed $0.5 million and $0.3 million, respectively, by the Co-Ownership Group under a cost sharing arrangement for the Company’s use of the two airplanes. The expenses the Company pays for airplane use covers all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs.
The Company and Anderson Private Capital Partners I, L.P. (“APCP”) each have an equity interest in Yogurt Mountain Holding, LLC (“Yogurt Mountain”). The Company also participates with APCP in a line of credit agreement with Yogurt Mountain in connection with its investment. See Note 13, Equity Method Investment, for additional information regarding the Company’s investment in Yogurt Mountain. As of July 30, 2011 and January 29, 2011, Yogurt Mountain had $1.0 million and $0.8 million, respectively, in borrowings due to the Company.
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
The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at July 30, 2011 or January 29, 2011, as such potential liabilities are considered de minimis.
6. Inventories
The Company currently utilizes the last-in, first-out (“LIFO”) method of accounting for inventories. The cumulative difference between replacement and current cost of inventory over stated LIFO value is $3.4 million as of July 30, 2011 and as of January 29, 2011. The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value.
Inventory balances at July 30, 2011 and January 29, 2011 were as follows (in thousands):

	July 30, 2011	January 29, 2011
Inventories (at FIFO)	$195,851	$200,238
LIFO reserve	(3,472)	(3,424)

Net inventories	$192,379	$196,814

7. Business Segments
The Company has two reportable operating segments: retail trade and electronic commerce trade. These reportable operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally.
Our chief operating decision maker is our Chairman and Chief Executive Officer. The Company is primarily a retailer of book merchandise. The Company’s two reportable operating segments are two distinct business units, one a traditional retailer of book merchandise and the other a seller of book merchandise primarily over the Internet. The electronic commerce trade segment is managed separately due to divergent technology and marketing requirements. The retail trade segment also includes the Company’s distribution center operations, which predominantly supplies merchandise to our retail stores. Through the distribution center operations the Company also sells books to outside parties on a wholesale basis. These sales are not material.
The Company evaluates the performance of the retail trade and electronic commerce trade segments based on profit and loss from operations before interest and income taxes. Certain intersegment cost allocations have been made based upon consolidated and segment revenues. Shipping income related to Internet sales is included in net sales, and shipping expense is included in cost of sales.
Both the retail trade and electronic commerce trade reportable operating segments derive revenues primarily from the sale of book merchandise through sales in our retail stores and over the Internet, respectively.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Segment Information (in thousands)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net Sales
Retail Trade	$102,789	$119,091	$204,067	$235,176
Electronic Commerce Trade	6,310	5,076	12,626	10,717
Intersegment Sales Elimination	(2,713)	(4,119)	(6,294)	(8,877)

Net Sales	$106,386	$120,048	$210,399	$237,016

Operating (Loss) Income
Retail Trade	$(3,292)	$3,502	$(8,253)	$7,285
Electronic Commerce Trade	(70)	(67)	(239)	(182)
Intersegment Elimination of Certain Costs	192	(254)	391	(528)

Total Operating (Loss) Income	$(3,170)	$3,181	$(8,101)	$6,575

	July 30, 2011	January 29, 2011
Assets
Retail Trade	$259,873	$273,074
Electronic Commerce Trade	3,780	1,728

Total Assets	$263,653	$274,802

For the thirteen and twenty-six week periods ended July 30, 2011 and July 31, 2010, respectively, sales by merchandise category, as a percentage of net sales were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Books and Magazines	75.6%	80.4%	75.8%	80.3%
General Merchandise	9.7%	8.9%	9.7%	8.8%
Café	4.8%	4.0%	4.7%	4.2%
Other	9.9%	6.7%	9.8%	6.7%

Total	100%	100%	100%	100%

General merchandise consists of gifts, cards, collectibles and similar types of products. Café consists of coffee, tea and other edible products, as well as gift items related to our Joe Muggs cafés. Other products include music, DVDs, E-Books and other products.
8. Discontinued Operations
The Company did not close any stores during the twenty-six weeks ended July 30, 2011 or July 31, 2010 in a market where the Company does not expect to retain the closed stores’ customers at another store in the same market.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Debt and Lines of Credit
The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a new revolving credit facility (the “New Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which will mature on March 21, 2016. Interest on borrowings under the New Facility is determined based upon the LIBOR rate plus an applicable margin (as defined in the New Facility). The Credit Agreement replaces the $100.0 million credit facility (the “Prior Facility”), which was scheduled to expire in July 2011. Pursuant to the Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company. Under the Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit. The obligations of the Company under the Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders. Additionally, the Credit Agreement contains certain non-financial covenants. The Company was in compliance with these covenants at July 30, 2011.
As of July 30, 2011, there were outstanding borrowings under the New Facility of $13.9 million, which bears interest at variable rates (2.16% as of July 30, 2011). The Company had no borrowings outstanding under the Prior Facility as of January 29, 2011. The face amount of letters of credit issued under the New Facility as of July 30, 2011 was $7.9 million. The face amount of letters of credit issued under the Prior Facility as of January 29, 2011 was $2.1 million. The maximum and average outstanding borrowings under the New Facility (excluding the face amount of letters of credit issued thereunder) during the twenty-six weeks ended July 30, 2011 were $34.0 million and $15.6 million, respectively.
During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”). As of July 30, 2011 and January 29, 2011, there was $5.9 million outstanding, under the Bond, which bears interest at variable rates. The interest rate on the Bond was 1.3% and 1.4% at July 30, 2011 and January 29, 2011, respectively. The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond, unless extended by the bondholder. Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc., and Wells Fargo Bank, National Association (“Wells Fargo”) have agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the Original Guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including Booksamillion.com, Inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally (the “New Guaranty”), and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which shall have an initial stated amount of $5,880,000, for the benefit of Wells Fargo.
Net interest expense for the thirteen weeks ended July 30, 2011 and July 31, 2010 was $0.4 million and $0.2 million, respectively. Net interest expense on all Company indebtedness for the twenty-six weeks ended July 30, 2011 and July 31, 2010 was $0.6 million and $0.3 million, respectively.
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

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of July 30, 2011, the gross amount of unrecognized tax benefits was $0.9 million, all of which would affect the effective tax rate if recognized. The amount of unrecognized tax benefits, including interest and penalties, that would no longer need to be accrued due to the passage of various statutes of limitations in the next 12 months is $0.5 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $0.8 million in interest and penalties related to unrecognized tax benefits accrued as of July 30, 2011 and January 29, 2011. The Company’s total liability for unrecognized tax benefits, including interest and penalties, as of July 30, 2011 and January 29, 2011, was $1.7 million.
The Company’s effective tax rate, including the impact of its equity method investment, for the twenty-six weeks ended July 30, 2011 was 23.6%, versus an effective tax rate of 37.8% for the twenty-six weeks ended July 31, 2010. The decrease in our effective tax rate over last year was driven by an increase in state net operating losses and a lower federal tax rate in the current year.
11. Fair Value Measurements
The carrying amounts of other financial instruments reported on the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.
At July 30, 2011, there was $13.9 million outstanding under our revolving line of credit agreement and $5.9 million outstanding under the Bond. The borrowings under our revolving line of credit agreement and the Bond approximate fair value at July 30, 2011.
12. Revenue Recognition
The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Breakage income for the thirteen weeks ended July 30, 2011 and July 31, 2010 was $0.2 million and $0.3 million, respectively. Breakage income for each of the twenty-six weeks ended July 30, 2011 and July 31, 2010 was $0.4 million.
13. Equity Method Investment
The Company holds an equity method investment, which consists of a 40.0% equity interest in Yogurt Mountain Holding, LLC (“Yogurt Mountain”). Yogurt Mountain was formed for the purpose of developing and operating retail yogurt stores and franchising retail yogurt stores to third party franchisees. In March 2010, the Company acquired the equity interest in Yogurt Mountain for $3.0 million. Yogurt Mountain is a separate and distinct legal entity from the Company and its subsidiaries, and has separate assets, liabilities, and operations. The other shareholder interests in Yogurt Mountain of 40.0% and 20.0% are owned by APCP and Kahn Family Holdings, LLC, respectively.
In connection with the equity method investment, the Company entered a line of credit agreement (the “Line of Credit”) with Yogurt Mountain pursuant to which the Company has committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015, currently bearing interest at 11.0%. Yogurt Mountain must pay an annual commitment fee of 0.25% on the unused portion of the commitment. The proceeds from the Line of Credit must be used by Yogurt Mountain for the purpose of new store growth capital requirements. There was $1.0 million and $0.8 million in outstanding borrowings by Yogurt Mountain under the Line of Credit as of July 30, 2011 and January 29, 2011, respectively.
14. Subsequent Events
On September 6, 2011, the Company assumed the leases of 14 former Borders locations for $934,000. The Company will take possession of the leases in the third quarter and will have the stores open before the holiday season.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in our specific market areas; inflation or deflation; economic conditions in general and in our specific market areas, including the length of time that the U.S. economy remains in the current downturn and whether it enters into another recessionary period; the number of store openings and closings; the profitability of certain product lines; capital expenditures; future liquidity, liability and other claims asserted against us; uncertainties related to the Internet and our Internet operations; and other factors referenced herein and in Part I, Item 1A, RISK FACTORS, of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.
General
We were founded in 1917 and currently operate 232 retail bookstores, including 196 superstores, concentrated primarily in the southeastern United States.
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
Results of Operations
The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	28.2%	30.4%	27.8%	30.2%
Operating, selling and administrative Expenses	27.5%	24.6%	27.9%	24.4%
Depreciation and amortization	3.7%	3.1%	3.8%	3.1%
Operating (loss) income	(3.0)%	2.7%	(3.9)%	2.8%
Interest expense, net	0.3%	0.1%	0.3%	0.1%
Income (loss) before income taxes	(3.3)%	2.5%	(4.1)%	2.6%
Income taxes (benefit)	(0.4)%	0.9%	(0.9)%	1.0%
Net (loss) income	(2.7)%	1.6%	(3.0)%	1.6%

The following table sets forth net sales data by segment for the periods presented:
Segment Information (dollars in thousands)

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 30,	July 31,		%	July 30,	July 31,		%
Net Sales	2011	2010	$ Change	Change	2011	2010	$ Change	Change
Retail Trade	$102,789	$119,091	$(16,302)	(13.7%)	$204,067	$235,176	$(31,109)	(13.2%)
Electronic Commerce Trade	6,310	5,076	1,234	24.3%	12,626	10,717	1,909	17.8%
Intersegment Sales Elimination	(2,713)	(4,119)	1,406	34.1%	(6,294)	(8,877)	2,583	29.1%

Net Sales	$106,386	$120,048	$(13,662)	(11.4%)	$210,399	$237,016	$(26,617)	(11.2%)

The decrease in net sales for the retail trade segment for the thirteen weeks ended July 30, 2011 compared to the thirteen weeks ended July 31, 2010 resulted from lower comparable store sales. Comparable store sales for the thirteen weeks ended July 30, 2011 decreased $13.9 million, or 12.9%, to $93.6 million when compared with the same thirteen week period for the prior year. The decrease in comparable store sales for the thirteen week period ended July 30, 2011 was due to a weak bestseller publishing lineup compared to the prior year and the increasing transition of certain book categories to an electronic format. During the thirteen weeks ended July 30, 2011, we opened four new stores and we closed one superstore. The 24.3% increase in net sales for the electronic commerce trade segment was due to sales of Nook E-Reader devices, partially offset by lower sales of non-Nook products on the Company’s website. The decrease in net sales for the retail trade segment for the twenty-six weeks ended July 30, 2011 compared to the twenty-six weeks ended July 31, 2010 was due to a comparable store sales decline of 13.1%, or $27.8 million. The decrease in comparable store sales for the twenty-six week period ended July 30, 2011 was due to a weak book lineup compared to the prior year and the continued transition of certain book categories to an electronic format. During the twenty-six weeks ended July 30, 2011, we opened four traditional locations and closed three superstores. The increase in net sales for the electronic commerce trade segment for the twenty-six week period ended July 30, 2011 compared to the twenty six week period ended July 31, 2010 was due to sales of Nook E-Reader devices partially offset by lower sales of non-Nook merchandise.
Gross profit decreased $6.5 million, or 17.7%, to $30.0 million in the thirteen weeks ended July 30, 2011, when compared with $36.5 million in the same thirteen week period for the prior year. Gross profit as a percentage of net sales for the thirteen weeks ended July 30, 2011 and July 31, 2010 was 28.2% and 30.4%, respectively. Gross profit for the twenty-six week period ended July 30, 2011 decreased $13.1 million or 18.3%, from the same period in the prior year. Gross profit as a percentage of net sales for the twenty-six weeks ended July 30, 2011 and July 31, 2010 was 27.8% and 30.2%, respectively. The decrease in gross profit as a percentage of net sales for the thirteen and twenty-six week periods ended July 30, 2011 was due to lower magazine subscription income, higher markdowns and the deleveraging of fixed rents in a lower sales environment.
Operating, selling and administrative expenses were $29.3 million in the thirteen weeks ended July 30, 2011, compared to $29.5 million in the same period last year. The decrease in operating, selling and administrative expenses compared to the same thirteen week period last year is due to lower retail and corporate salaries, advertising costs and credit card fees, partially offset by higher health care costs, costs associated with new stores and remodels and professional fees. Salary costs and advertising costs were lower due to planned savings based on lower sales levels. Credit card fees are lower than the prior year due to decreased sales levels. Professional fees were higher due to legal fees associated with our attempt in the second quarter of fiscal 2012 to acquire stores from Borders. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended July 30, 2011 increased to 27.5% from 24.6% from the same period last year. Operating, selling and administrative expenses as a percentage of net sales for the twenty-six weeks ended July 30, 2011 increased to 27.9% from 24.4% from the same period last year. The increase in operating, selling and administrative expenses as a percentage of net sales for the thirteen and twenty-six week periods ended July 30, 2011 was due to lower net sales during the periods, costs associated with store closings, new stores and remodels and higher professional fees, partially offset by lower retail and corporate salaries.

Depreciation and amortization expenses remained flat at $0.4 million in the thirteen week period ended July 30, 2011 compared to the thirteen week period ended July 31, 2010. Depreciation and amortization expenses as a percentage of net sales for the thirteen weeks ended July 30, 2011 were 3.7%, which is 0.6% higher than the same period last year. In the twenty-six week period ended July 30, 2011, depreciation and amortization expenses increased 7.8% to $7.9 million from $7.3 million in the same period last year due to capital expenditures. Depreciation and amortization expense as a percentage of net sales for the twenty-six weeks ended July 30, 2011 was 3.8%, which is 0.7% higher than the same period last year.
The following table sets forth operating income/loss data by segment for the periods presented:
Segment Information (dollars in thousands)

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 30,	July 31,	$	%	July 30,	July 31,	$	%
Operating Income (Loss)	2011	2010	Change	Change	2011	2010	Change	Change
Retail Trade	$(3,292)	$3,502	$(6,794)	(194.0%)	$(8,253)	$7,285	$(15,538)	(213.3%)
Electronic Commerce Trade	(70)	(67)	(3)	4.5%	(239)	(182)	(57)	31.3%
Intersegment Elimination of Certain Costs	192	(254)	446	175.6%	391	(528)	919	174.1%

Operating (loss) income	$(3,170)	$3,181	$(6,351)	(199.7%)	$(8,101)	$6,575	$(14,676)	(223.2%)

The operating loss for the retail trade segment for the thirteen week period ended July 30, 2011 compared to operating income for the same period in the prior year was due to the impact of lower sales and margin. The operating loss for the retail trade segment for the twenty-six week period ended July 30, 2011 compared to operating income for the same period in the prior year was due to the impact of lower sales and margin and higher operating, selling and administrative expenses, partially offset by lower occupancy costs. The operating loss of the electronic commerce trade segment increased for the thirteen week and twenty-six week periods ended July 30, 2011 due to lower margin.
Net interest expense was $0.4 million, or 0.3% of net sales, for the thirteen weeks ended July 30, 2011, compared to $0.2 million, or 0.1% of net sales, in the same period last year and was $0.6 million, or 0.3% of net sales, in the twenty-six week period ended July 30, 2011, compared to $0.3 million, or 0.1% of net sales in the twenty-six week period ended July 31, 2010. The increase in net interest expense was due to higher interest rates and higher average borrowing.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility. On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a new revolving credit facility (the “New Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which will mature on March 21, 2016. Interest on borrowings under the New Facility is determined based upon the LIBOR rate plus an applicable margin (as defined in the New Facility). The Credit Agreement replaces the $100.0 million credit facility (the “Prior Facility”), which was scheduled to expire in July 2011. As of July 30, 2011, there were outstanding borrowings under the New Facility of $13.9 million, which bears interest at variable rates (2.16% as of July 30, 2011). The Company had no borrowings outstanding under the Prior Facility as of January 29, 2011. The face amount of letters of credit issued under the New Facility as of July 30, 2011 was $7.9 million. The face amount of letters of credit issued under the Prior Facility as of January 29, 2011 was $2.1 million. The maximum and average outstanding borrowings under the New Facility (including the face amount of letters of credit issued thereunder) during fiscal 2012 were $41.9 million and $23.5 million, respectively.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”). As of July 30, 2011 and January 29, 2011, there was $5.9 million outstanding, under the Bond, which bears interest at variable rates. The interest rate on the Bond was 1.3% and 1.4% at July 30, 2011 and January 29, 2011, respectively. The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond, unless extended by the bondholder. Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc., and Wells Fargo Bank, National Association (“Wells Fargo”) have agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the Original Guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including Booksamillion.com, Inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally (the “New Guaranty”), and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which shall have an initial stated amount of $5,880,000, for the benefit of Wells Fargo.
Financial Position
Inventory balances were $192.4 million as of July 30, 2011, compared to $196.8 million as of January 29, 2011. The inventory decrease was due to management of inventory levels based on lower sales levels. Trade and related party accounts payable balances were $80.7 million as of July 30, 2011, compared to $91.6 million as of January 29, 2011. The decrease in trade and related party accounts payable was due to the timing of payments and lower inventory levels. Accrued expenses were $31.5 million as of July 30, 2011, compared to $37.4 million as of January 29, 2011. The decrease in accrued expenses was due to a reduction in the gift card liability, lower employee benefits accruals and lower deferral of club card income. The reduction of the gift card liability and employee benefits accruals traditionally occurs in the first half of the year due to usage of gift cards and payment of bonuses.
Future Commitments
The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments of the Company at July 30, 2011 (in thousands):

	Payments Due Under Contractual Obligations(2)
(in thousands)	Total	FY 2012	FY 2013	FY 2014	FY 2015	FY 2016	Thereafter
Short-term borrowings(1)	$13,940	$13,940	$—	$—	$—	$—	$—
Long-term debt — industrial revenue bond	5,880	—	—	—	—	—	5,880

Subtotal of debt	19,820	13,940	—	—	—	—	5,880
Interest	335	37	76	74	74	74	—
Operating leases(3)	139,793	17,563	29,634	25,010	21,643	16,297	29,646

Total of obligations	$159,948	$31,540	$29,710	$25,084	$21,717	$16,371	$35,526

(1)	Short-term borrowings represent borrowings under the $150.0 million credit facility that are due in 12 months or less.

(2)
This table excludes any amounts related to the payment of the $1.7 million of income tax uncertainties, as the Company cannot make a reasonable estimate of the periods of cash settlements with the respective taxing authorities.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at July 30, 2011 or January 29, 2011, as such potential liabilities are currently considered de minimis.
Cash Flows
Operating activities used cash of $10.3 million and provided cash of $7.2 million in the twenty-six week periods ended July 30, 2011 and July 31, 2010, respectively, and included the following effects:
•
Cash provided by inventories in the twenty-six week period ended July 30, 2011 was $4.4 million and cash used by inventories in the twenty-six week period ended July 31, 2010 was $1.6 million. The change versus the prior year was due to tighter inventory management.

•
Cash used for trade and related party accounts payable in the twenty-six week period ended July 30, 2011 was $10.9 million and cash provided by trade and related party accounts payable in the twenty-six week period ended July 31, 2010 was $4.7 million. The change from the prior year is primarily the result of the reduction of inventory and the timing of capital expenditures compared to the prior years.

•
Depreciation and amortization expenses were $7.9 million and $7.3 million in the twenty-six week periods ended July 30, 2011 and July 31, 2010, respectively. The increase versus the prior year was due to the timing of capital expenditures.

•
Cash used for accrued expenses, deferred rent and accrued income taxes was $6.8 million and $7.2 million in the twenty-six week periods ended July 30, 2011 and July 31, 2010, respectively. The change from last year results from the timing of payments primarily associated with income and real estate taxes.

•
Cash provided by accounts and related party receivables was $1.6 million and cash used for accounts and related party receivables was $0.9 million in the twenty-six week periods ended July 30, 2011 and July 31, 2010, respectively. The change from the prior year was due to collections associated with a construction allowance receivable, amounts due for magazine commissions and payments from customers.

Cash used in investing activities reflected a $6.0 million and $11.3 million net use of cash for the twenty-six week periods ended July 30, 2011 and July 31, 2010, respectively. Cash was used in the twenty-six week period ended July 30, 2011 to fund capital expenditures for renovations, opening of new stores and investments in management information systems.
Financing activities provided cash of $13.3 million and $2.6 million in the twenty-six week periods ended July 30, 2011 and July 31, 2010, respectively. Financing activities provided cash in the twenty-six week period ended July 30, 2011 from $13.9 million of net borrowings under our credit facility and $0.1 million in proceeds from the sale of common stock under the Employee Stock Purchase Plan, offset by dividend payments of $0.8 million.
Related Party Activities
See Note 4, Related Party Transactions, to the condensed consolidated financial statements for information regarding related party activities.
Critical Accounting Policies
A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Form 10-K for the year ended January 29, 2011 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the twenty-six weeks ended July 30, 2011.
New Accounting Pronouncements
See Note 2, Recent Accounting Pronouncements, to the condensed consolidated financial statements for information regarding new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
We are subject to market risk from interest rate fluctuations on the New Facility and debt related to the Bond, which bear an interest rate that varies with LIBOR. We have cash and cash equivalents at financial institutions that are in excess of federally insured limits per institution. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.
To illustrate the sensitivity of the results of operations to changes in interest rates on our debt, we estimate that an 11.5% increase or decrease in LIBOR rates would have changed interest expense by $16,000 for the thirteen weeks ended July 30, 2011 based on average debt of $25.3 million during such period. The average debt under the New Facility and the Bond was $19.4 million and $5.9 million, respectively, for the thirteen weeks ended July 30, 2011. For the twenty-six week period ended July 30, 2011, our average debt under the New Facility and the Prior Facility and the Bond was $21.5 million. Similar changes in interest rates during this twenty-six week period would have resulted in additional interest expense of $26,000. This fluctuation rate is based on the maximum LIBOR plus the current spread fluctuation in the last three years, which was experienced in fiscal year 2010.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, Executive Vice President and Chief Administrative Officer, Chief Financial Officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.
As required by Rule 13a-15 under the Exchange Act, management, with the participation of our Chairman and Chief Executive Officer, Executive Vice President and Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the Chairman and Chief Executive Officer, Executive Vice President and Chief Administrative Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
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
Issuer Purchases of Securities
The Board of Directors approved a stock repurchase plan on March 11, 2010 (the “2010 Repurchase Program”), under which we were authorized to purchase up to $5.0 million of our common stock. The 2010 Repurchase Program expired on April 30, 2011. A replacement plan has not been approved by our Board of Directors. There were no stock repurchases by the Company during the twenty-six weeks ended July 30, 2011.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Reserved
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Capital Registration No. 33-52256)).

3.2	Amended and Restated By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed August 21, 2009).

10.1
Amended and Restated Bond Purchase, Transfer and Payment Agreement, dated as of June 30, 2011, between American Wholesale Book Company, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2011).

10.2
Continuing Guaranty, dated as of June 30, 2011, delivered to Wells Fargo Bank, National Association by Books-A-Million, Inc., Booksamillion.com, Inc. and BAM Card Services, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 29, 2011).

31.1	Certification of Clyde B. Anderson, Chairman and Chief Executive Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2
Certification of Douglas G. Markham, Executive Vice President and Chief Administrative Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Brian W. White, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Clyde B. Anderson, Chairman and Chief Executive Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Douglas G. Markham, Executive Vice President and Chief Administrative Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Brian W. White, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BOOKS-A-MILLION, INC.
Date: September 8, 2011	By:	/s/ Clyde B. Anderson
Clyde B. Anderson
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: September 8, 2011	By:	/s/ Douglas G. Markham
Douglas G. Markham
Executive Vice President and Chief Administrative Officer

Date: September 8, 2011	By:	/s/ Brian W. White
Brian W. White
Chief Financial Officer (Principal Financial and Accounting Officer)