Form 10-Q
period 2011-10-29
BOOKS A MILLION INC
filed 2011-12-08
CIK 891919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: October 29, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of December 6, 2011 were 15,811,047 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Page
No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of October 29, 2011 and January 29, 2011	3

Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010	4

Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 29, 2011 and October 30, 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	23

Item 4. Reserved	23

Item 5. Other Information	23

Item 6. Exhibits	23

Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share and share amounts)

	October 29, 2011	January 29, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,060	$7,813
Accounts receivable, net of allowance for doubtful accounts of $241 and $294, respectively	2,717	4,474
Related party receivables	195	339
Inventories	232,536	196,814
Prepayments and other assets	7,892	6,038

Total current assets	247,400	215,478

Property and equipment
Gross property and equipment	225,997	228,868
Less accumulated depreciation and amortization	(169,899)	(174,158)

Property and equipment, net	56,098	54,710

Deferred income taxes	1,512	353
Equity method investment (Note 13)	2,845	2,536
Related party notes receivable	1,000	750
Other assets	2,573	975

Total assets	$311,428	$274,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$112,903	$85,880
Related party accounts payable	3,681	5,737
Accrued expenses	35,260	37,375
Deferred income taxes	11,087	12,380
Short-term borrowings (Note 9)	25,600	5,880

Total current liabilities	188,531	147,252

Long-term debt (Note 9)	5,880	—
Deferred rent	8,583	8,745
Liability for uncertain tax positions	1,244	1,689

Total non-current liabilities	15,707	10,434

Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 21,912,968 and 21,574,698 shares issued and 15,808,547 and 15,470,277 shares outstanding at October 29, 2011 and January 29, 2011, respectively	219	216
Additional paid-in capital	94,562	93,340
Treasury stock, at cost, 6,104,421 shares repurchased at October 29, 2011 and January 29, 2011	(50,448)	(50,448)
Retained earnings	62,857	74,008

Total stockholders’ equity	107,190	117,116

Total liabilities and stockholders’ equity	$311,428	$274,802

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010

Net sales	$94,374	$102,694	$301,586	$335,330
Cost of products sold (including warehouse distribution and store occupancy costs)	70,204	73,807	219,529	235,974

Gross profit	24,170	28,887	82,057	99,356
Operating, selling and administrative expenses	28,272	28,133	86,297	84,945

Depreciation and amortization	4,028	3,685	11,794	10,889

Operating (loss) income	(8,130)	(2,931)	(16,034)	3,522
Interest expense, net	367	146	942	425

(Loss) income from continuing operations before income taxes	(8,497)	(3,077)	(16,976)	3,097
Income taxes (benefit) provision	(4,711)	(1,638)	(6,609)	700

Net (loss) income before equity method investment	(3,786)	(1,439)	(10,367)	2,397
Net (loss) income on equity method investment	23	(103)	309	(132)

Net (loss) income from continuing operations	(3,763)	(1,542)	(10,058)	2,265
(Loss) income from discontinued operations	(194)	(204)	(307)	(111)

Net (loss) income	$(3,957)	$(1,746)	$(10,365)	$2,154

Net (loss) income per share:
Basic
(Loss) earnings from continuing operations	$(0.24)	$(0.10)	$(0.64)	$0.15
(Loss) earnings from discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)

Net (loss) earnings per common share	$(0.25)	$(0.11)	$(0.66)	$0.14

Weighted average number of shares outstanding — basic	15,815	15,551	15,733	15,679

Diluted
(Loss) earnings from continuing operations	(0.24)	(0.10)	(0.64)	0.15
(Loss) earnings from discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)

Net (loss) earnings per common share	$(0.25)	$(0.11)	$(0.66)	$0.14

Weighted average number of shares outstanding — diluted	15,815	15,551	15,733	15,685

Dividends paid per share	$—	$0.05	$0.05	$0.15

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
Cash Flows from Operating Activities:
Net (loss) income	$(10,365)	$2,154
Net (loss) income from discontinued operations	(307)	(111)

Net (loss) income from continuing operations	(10,058)	2,265
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,059	11,077
Stock-based compensation	1,118	756
Loss on impairment of assets	223	100
Loss on disposal of property and equipment	640	517
Deferred income taxes	(2,452)	1,165
Excess tax benefit from stock-based compensation	(3)	(60)
Bad debt expense	1	278
Net (income) loss on equity method investment	(309)	132
(Increase) decrease in assets:
Accounts receivable and other receivables	1,756	2,144
Related party receivables	144	484
Inventories	(35,722)	(28,965)
Prepayments and other assets	(1,854)	(3,822)
Noncurrent assets	(1,719)	(11)
Increase (decrease) in liabilities:
Accounts payable	27,023	19,660
Related party payables	(2,056)	4,098
Accrued income taxes	29	(4,690)
Accrued expenses and deferred rent	(4,401)	(2,089)

Total adjustments	(5,523)	774

Net cash (used in) provided by operating activities	(15,581)	3,039

Cash Flows from Investing Activities:
Capital expenditures	(12,538)	(12,237)
Proceeds from sale of property and equipment	2	180
Cash paid for acquisition of equity method investment (Note 13)	—	(3,000)
Increase in related party notes receivable	(250)	—

Net cash used in investing activities	(12,786)	(15,057)

Cash Flows from Financing Activities:
Borrowings under credit facilities	155,275	165,810
Repayments under credit facilities	(129,675)	(149,510)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	104	96
Purchase of treasury stock	—	(2,742)
Payment of dividends	(786)	(3,948)
Excess tax benefit from stock based compensation	3	60

Net cash provided by financing activities	24,921	9,766

Cash Flows from Discontinued Operations:
Operating Cash Flow	(307)	(111)

Net cash used in discontinued operations	(307)	(111)

Net Decrease in Cash and Cash Equivalents	(3,753)	(2,363)
Cash and Cash Equivalents at Beginning of Period	7,813	6,602

Cash and Cash Equivalents at End of Period	$4,060	$4,239

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$825	$418

Net Income taxes/(Refunds)	$(1,478)	$7,527

Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$1,653	$235

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Books-A-Million, Inc. and its subsidiaries (collectively, the “Company”). The Company consists of Books-A-Million, Inc. and its four wholly-owned subsidiaries, American Wholesale Book Company, Inc., Booksamillion.com, Inc., BAM Card Services, LLC and AL Florence Realty Holdings 2010, LLC. All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 7.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain financial information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of October 29, 2011 and January 29, 2011 and the results of our operations and cash flows for the periods presented. Quarterly results of operations are not necessarily indicative of annual results.
The Company’s business, like that of many retailers, is seasonal, with a large portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season.
Certain insignificant reclassifications to amounts included in this report for prior periods were necessary to conform to the presentation of the thirteen and thirty-nine weeks ended October 29, 2011.
Stock-Based Compensation
The Company’s pre-tax compensation cost for stock-based employee compensation was $0.4 million, or $0.2 million net of taxes, and $0.04 million, or $0.02 million net of taxes, for the thirteen weeks ended October 29, 2011 and October 30, 2010, respectively. The Company’s pre-tax compensation cost for stock-based employee compensation was $1.1 million, or $0.7 million net of taxes, and $0.8 million, or $0.6 million net of taxes, for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively.
Stock Option Plan
A summary of the status of the Company’s Amended and Restated Stock Option Plan (the “Stock Option Plan”) is as follows (shares in thousands):

	Thirty-nine Weeks Ended
	October 29, 2011
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of period	35	$5.56
Options granted	—	N/A
Options exercised	—	N/A
Options forfeited	(2)	4.10

Options outstanding at end of period	33	$5.65

Options exercisable at end of period	33	$5.65

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes information about stock options outstanding and exercisable under the Stock Option Plan as of October 29, 2011 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
	Options	Average	Weighted	Options	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	October 29,	Contractual	Exercise	October 29,	Exercise
Exercise Price	2011	Life (Years)	Price	2011	Price
$2.16 - $2.37	6	1.26	$2.36	6	$2.36
$3.04 - $3.04	6	0.26	$3.04	6	$3.04
$6.13 - $9.62	21	2.50	$7.36	21	$7.36

Totals	33	1.86	$5.65	33	$5.65

The aggregate intrinsic value for outstanding and exercisable options under the Stock Option Plan at October 29, 2011 was approximately $(0.1) million.
2005 Incentive Award Plan
On May 20, 2010, the stockholders of the Company approved an additional 800,000 shares available for issuance under the Books-A-Million, Inc. 2005 Incentive Award Plan, as amended (the “2005 Plan”). An aggregate of 2,000,000 shares of common stock may be awarded under the 2005 Plan, as amended. From June 1, 2005 through October 29, 2011, equity awards under the 2005 Plan have consisted solely of awards of restricted stock. As of October 29, 2011, the number of shares of common stock currently reserved for issuance under the 2005 Plan for outstanding stock-based awards was 717,730 shares.
Restricted Stock Table
A summary of the status of restricted stock grants to employees and directors under the 2005 Plan is as follows (shares in thousands):

	Thirty-nine Weeks Ended
	October 29, 2011
		Weighted Average
		Grant Date Fair
	Shares	Value
Shares at beginning of period	396	$7.19
Shares granted	352	4.49
Shares vested	(12)	6.78
Shares forfeited	(30)	5.90

Shares at end of period	706	$5.91

The Company’s unvested restricted stock receives all dividends and retains voting rights for the granted shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Information
As of October 29, 2011, the Company had approximately $1.8 million of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over the following fiscal years:

Stock-Based
Compensation
Fiscal Year	Expense
2012	$432,000
2013	877,000
2014	450,000
2015	58,000

Total	$1,817,000

There were no options exercised during the thirty-nine week period ended October 29, 2011. The Company received cash from options exercised during the thirty-nine week period ended October 30, 2010 of approximately $4,700.
The Company maintains an employee stock purchase plan (the “Amended and Restated Employee Stock Purchase Plan”) under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. On May 20, 2010, the stockholders of the Company approved a second amendment to the Amended and Restated Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan by 200,000 shares of common stock. An aggregate of 600,000 shares are available for issuance to participants in the Amended and Restated Employee Stock Purchase Plan. The Company received cash proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during each of the thirty-nine week periods ended October 29, 2011 and October 30, 2010 of $0.1 million. The impact of these cash receipts is included in financing activities in the accompanying condensed consolidated statements of cash flows.
2. Recent Accounting Pronouncements
In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. This accounting standard update is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. This accounting standard update also amends existing guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We will adopt this accounting standard update and apply it in the fourth quarter.
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
In May 2011, the FASB issued authoritative guidance relating to fair value measurement and disclosure requirements. The new guidance is intended to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. This authoritative guidance also expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as a description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We do not anticipate that the adoption of this guidance will have a significant impact on our existing fair value measurements or disclosures.
In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income,” requiring most entities to present items of net income and other comprehensive income either in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements of net income and other comprehensive income. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. The Company will be adopting ASU 2011-05 at the beginning of its 2013 fiscal year.

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

	Thirteen Weeks Ended
(in thousands)	October 29, 2011	October 30, 2010
Weighted average shares outstanding:
Basic	15,815	15,551
Dilutive effect of stock options outstanding	—	—

Diluted	15,815	15,551

	Thirty-nine Weeks Ended
(in thousands)	October 29, 2011	October 30, 2010
Weighted average shares outstanding:
Basic	15,733	15,679
Dilutive effect of stock options outstanding	—	6

Diluted	15,733	15,685

For the thirteen week periods ended October 29, 2011 and October 30, 2010, options for approximately 28,000 and 23,000, respectively, of our shares were outstanding but were excluded from the computation of diluted weighted average shares outstanding because the options’ exercise price was greater than the average market price of the common shares and their effect would have been anti-dilutive. For the thirty-nine week periods ended October 29, 2011 and October 30, 2010, options for approximately 22,000 and 6,000, respectively, of our shares were outstanding but were excluded from the computation of diluted weighted average shares outstanding because the options’ exercise price was greater than the average market price of the common shares and their effect would have been anti-dilutive.
The Company’s unvested restricted shares are entitled to receive nonforfeitable dividends, and thus, are participating securities requiring the two class method of computing net income (loss) per share. The weighted average shares outstanding and net income (loss) per share for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 were computed using the two class method.
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

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company purchases a substantial portion of its magazines, as well as certain of its seasonal music, from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate of the Company through common ownership. During the thirty-nine weeks ended October 29, 2011 and October 30, 2010, purchases of these items from Anderson Media totaled $14.4 million and $15.9 million, respectively. Amounts payable to Anderson Media at October 29, 2011 and January 29, 2011 were $3.7 million and $5.7 million, respectively. Amounts receivable from Anderson Media as of October 29, 2011 and January 29, 2011 were $0.1 million and $0.3 million, respectively. The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate of the Company through common ownership. During each of the thirty-nine weeks ended October 29, 2011 and October 30, 2010, such purchases from Anderson Press totaled $0.5 and $1.5 million, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate of the Company through common ownership. The total amount paid to Anco Far East was $1.2 million and $2.7 million during the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. These amounts paid to Anco Far East included the actual cost of the product, as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $0.1 million and $0.2 million during the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively.
The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. The Company’s lease on the building expires in February 2013. During each of the thirty-nine week periods ended October 29, 2011 and October 30, 2010, the Company paid rent of $0.1 million to the trust under this lease. Anderson & Anderson LLC (“A&A”), an affiliate of the Company through common ownership, also leases two buildings to the Company. During each of the thirty-nine week periods ended October 29, 2011 and October 30, 2010, the Company paid A&A a total of $0.3 million in connection with such leases. Total minimum future rental payments under all of these leases are $1.8 million at October 29, 2011.
The Company subleases certain property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. The Company’s sublease on the property with Hibbett expires in October 2016. One of the Company’s directors, Albert C. Johnson, and Terry Finley, President and Chief Operating Officer of Books-A-Million, Inc., are members of Hibbett’s Board of Directors. During each of the thirty-nine week periods ended October 29, 2011 and October 30, 2010, the Company received $0.1 million in rent payments from Hibbett. Total minimum future rental payments under this lease are $0.6 million at October 29, 2011.
The Company, A&A, Anderson Promotional Events, Inc. and Anderson Press (collectively the “Co-ownership Group”) co-own two airplanes that are used by the Company in its business. The Company owns a 26.0% interest in each of these airplanes. During the thirty-nine week periods ended October 29, 2011 and October 30, 2010, the Company was billed $0.6 million and $0.5 million, respectively, by the Co-Ownership Group under a cost sharing arrangement for the Company’s use of the two airplanes. The expenses the Company pays for airplane use cover all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs.
The Company and Anderson Private Capital Partners I, L.P. (“APCP”) each have an equity interest in Yogurt Mountain Holding, LLC (“Yogurt Mountain”). The Company also participates with APCP in a line of credit agreement with Yogurt Mountain in connection with its investment. See Note 13, Equity Method Investment, for additional information regarding the Company’s investment in Yogurt Mountain. As of October 29, 2011 and January 29, 2011, Yogurt Mountain had $1.0 million and $0.8 million, respectively, in borrowings outstanding and due to the Company. For the thirty-nine week period ended October 29, 2011, the Company paid $0.6 million in franchise fees, royalty fees and other costs associated with our franchise of seventeen Yogurt Mountain stores within our stores. For the thirty-nine week period ended October 29, 2011, the Company received $0.3 million from Yogurt Mountain for interest, monitoring fees, professional fees and rent.
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
The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at October 29, 2011 or January 29, 2011, as such potential liabilities are considered de minimis.
6. Inventories
The Company currently utilizes the last-in, first-out (“LIFO”) method of accounting for inventories. The cumulative difference between replacement and current cost of inventory over stated LIFO value is $3.5 million as of October 29, 2011 and as of January 29, 2011. The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value.
Inventory balances at October 29, 2011 and January 29, 2011 were as follows (in thousands):

	October 29, 2011	January 29, 2011
Inventories (at FIFO)	$236,032	$200,238
LIFO reserve	(3,496)	(3,424)

Net inventories	$232,536	$196,814

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
Segment Information (in thousands)	2011	2010	2011	2010
Net Sales
Retail Trade	$92,355	$102,804	$293,235	$333,600
Electronic Commerce Trade	6,082	4,292	18,708	15,009
Intersegment Sales Elimination	(4,063)	(4,402)	(10,357)	(13,279)

Net Sales	$94,374	$102,694	$301,586	$335,330

Operating (Loss) Income
Retail Trade	$(8,095)	$(2,700)	$(15,369)	$4,463
Electronic Commerce Trade	160	5	(79)	(177)
Intersegment Elimination of Certain Costs	(195)	(236)	(586)	(764)

Total Operating (Loss) Income	$(8,130)	$(2,931)	$(16,034)	$3,522

	October 29,	January 29,
	2011	2011
Assets
Retail Trade	$306,800	$273,074
Electronic Commerce Trade	4,628	1,728

Total Assets	$311,428	$274,802

For the thirteen and thirty-nine week periods ended October 29, 2011 and October 30, 2010, respectively, sales by merchandise category, as a percentage of net sales were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Books and Magazines	77.4%	81.9%	77.1%	81.6%
General Merchandise	9.9%	8.4%	9.9%	8.7%
Café	5.2%	4.5%	4.9%	4.3%
Other	7.5%	5.2%	8.1%	5.4%

Total	100.0%	100.0%	100.0%	100.0%

General merchandise consists of gifts, cards, collectibles and similar types of products. Café consists of coffee, tea and other edible products, as well as gift items related to our Joe Muggs cafés. Other products include music, DVDs, E-Books and other products.
8. Discontinued Operations
Of the twenty-four stores closed in the thirty-nine weeks ended October 29, 2011, the Company closed five stores in markets where the Company does not expect another of its existing stores to absorb the closed store customers. The Company closed one store in fiscal year 2011 in a market where the Company does not expect another of its existing stores to absorb the closed store customers. The operating results of these stores are presented as discontinued in all periods presented. For the thirteen weeks ended October 29, 2011 and October 30, 2010, the closed stores had sales of $1.7 million and $2.1 million. The closed stores had pretax operating loss of $0.3 million in each of the thirteen weeks ended October 29, 2011 and October 30, 2010. For the thirty-nine weeks ended October 29, 2011 and October 30, 2010, the closed stores had sales of $4.9 million and $6.5 million, and pretax operating loss of $0.5 million and $0.1 million, respectively. The Company continues to report in discontinued operations stores closed in prior periods where the Company does not expect to retain the closed stores’ customers at another store.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Debt and Lines of Credit
The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a new revolving credit facility (the “New Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which matures on March 21, 2016. Interest on borrowings under the New Facility is determined based upon the LIBOR rate plus an applicable margin (as specified in the New Facility). The Credit Agreement replaced the $100.0 million credit facility (the “Prior Facility”), which was scheduled to expire in July 2011. Pursuant to the Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company. Under the Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit. The obligations of the Company under the Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders. Additionally, the Credit Agreement contains certain non-financial covenants. The Company was in compliance with these covenants at October 29, 2011.
As of October 29, 2011, there were outstanding borrowings under the New Facility (excluding the face amount of letters of credit issued thereunder) of $25.6 million, which bear interest at variable rates (2.19% as of October 29, 2011). The Company had no borrowings outstanding under the Prior Facility (excluding the face amount of letters of credit issued thereunder) as of January 29, 2011. The face amount of letters of credit issued under the New Facility as of October 29, 2011 was $7.9 million. The face amount of letters of credit issued under the Prior Facility as of January 29, 2011 was $2.1 million. The maximum and average outstanding borrowings under the Prior Facility and the New Facility (excluding the face amount of letters of credit issued thereunder) during the thirty-nine weeks ended October 29, 2011 were $34.0 million and $17.6 million, respectively.
During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”). As of October 29, 2011 and January 29, 2011, there was $5.9 million outstanding under the Bond, which bears interest at variable rates. The interest rate on the Bond was 1.3% and 1.4% at October 29, 2011 and January 29, 2011, respectively. The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond, unless extended by the bondholder. The bond is held by Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc., and Wells Fargo have agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including Booksamillion.com, Inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally (the “New Guaranty”), and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which shall have an initial stated amount of $5,880,000, for the benefit of Wells Fargo.
Net interest expense on all Company indebtedness for the thirteen weeks ended October 29, 2011 and October 30, 2010 was $0.4 million and $0.1 million, respectively. Net interest expense on all Company indebtedness for the thirty-nine weeks ended October 29, 2011 and October 30, 2010 was $0.9 million and $0.4 million, respectively.
10. Income Taxes
The Company and its subsidiaries are subject to United States federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to fiscal 2009. The Company is currently under IRS examination for fiscal 2009 and 2010. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years prior to fiscal 2009.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of October 29, 2011, the gross amount of unrecognized tax benefits was $0.7 million, all of which would affect the effective tax rate if recognized. The amount of unrecognized tax benefits, including interest and penalties, that would no longer need to be accrued due to the passage of various statutes of limitations in the next 12 months is $0.4 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $0.6 million in interest and penalties related to unrecognized tax benefits accrued as of October 29, 2011 and January 29, 2011. The Company’s total liability for unrecognized tax benefits, including interest and penalties, as of October 29, 2011 and January 29, 2011, was $1.2 million and $1.7 million, respectively.
The Company’s effective tax rate, including the impact of its equity method investment, for the thirty-nine weeks ended October 29, 2011 was 37.6%, versus an effective tax rate of 23.6% for the thirty-nine weeks ended October 30, 2010. The increase in our effective tax rate over last year was driven by an increase in interim period year-to-date loss combined with an increase in realizable tax credits in the current year.
The methodology for calculation of income tax rates in interim periods is described in ASC 740-270. In general, ASC 740-270 requires an entity to compute the interim income tax rate based on an estimate of the annual effective tax rate. In computing the annual effective tax rate, an entity must rely on management forecasts and other estimates. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the entity’s best current estimate of its annual effective tax rate. In interim periods where the entity is experiencing losses, an entity must make assumptions concerning its future taxable income and determine whether the realization of future tax benefits is more likely than not. The Company has concluded that realization of future tax benefits related to deferred tax assets is more likely than not.
As of the current reporting period, the Company computed the annual effective tax rate based on guidance within ASC 740-270-55 which describes the proper calculation of an interim tax rate for a seasonal business with a year to date loss.
11. Fair Value Measurements
The carrying amounts of other financial instruments reported on the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.
At October 29, 2011, there was $25.6 million outstanding under our revolving line of credit agreement (excluding the face amount of letters of credit issued under the credit agreement) and $5.9 million outstanding under the Bond. The borrowings under our revolving line of credit agreement and the Bond approximate fair value at October 29, 2011.
12. Revenue Recognition
The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Breakage income for each of the thirteen week periods ended October 29, 2011 and October 30, 2010 was $0.2 million. Breakage income for the thirty-nine weeks ended October 29, 2011 and October 30, 2010 was $0.6 million and $0.7 million, respectively.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Equity Method Investment
The Company holds an equity method investment, which consists of a 40.0% equity interest in Yogurt Mountain Holding, LLC (“Yogurt Mountain”). Yogurt Mountain was formed for the purpose of developing and operating retail yogurt stores and franchising retail yogurt stores to third party franchisees. In March 2010, the Company acquired the equity interest in Yogurt Mountain for $3.0 million. Yogurt Mountain is a separate and distinct legal entity from the Company and its subsidiaries, and has separate assets, liabilities, and operations. The other shareholder interests in Yogurt Mountain of 40.0% and 20.0% are owned by APCP, a related party, and Kahn Family Holdings, LLC, respectively.
In connection with the equity method investment, the Company entered a line of credit agreement (the “Line of Credit”) with Yogurt Mountain pursuant to which the Company has committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015, currently bearing interest at 11.0%. Yogurt Mountain must pay an annual commitment fee of 0.25% on the unused portion of the commitment. The proceeds from the Line of Credit must be used by Yogurt Mountain for the purpose of new store growth capital requirements. There was $1.0 million and $0.8 million in outstanding borrowings due to the Company by Yogurt Mountain under the Line of Credit as of October 29, 2011 and January 29, 2011, respectively.
14. Subsequent Events
The Company has evaluated events occurring subsequent to October 29, 2011 through December 8, 2011, the date of issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in our specific market areas; inflation or deflation; the seasonality of our business; economic conditions in general and in our specific market areas, including the length of time that the U.S. economy remains in the current economic downturn and whether it enters into another recessionary period, and the effect of such conditions on discretionary consumer spending; the number of store openings and closings; the profitability of certain product lines; capital expenditures; future liquidity, liability and other claims asserted against us; uncertainties related to the Internet and our Internet operations; and other factors referenced herein and in Part I, Item 1A, RISK FACTORS, of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.
General
We were founded in 1917 and, as of October 29, 2011, operate 221 retail bookstores, including 178 superstores, concentrated primarily in the southeastern United States.
Our growth strategy consists of expanding product offerings and retail opportunities and opening stores in new and existing market areas. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats.
Comparable store sales are determined each fiscal quarter during the year based on all stores that have been open at least 12 full months as of the first day of the fiscal quarter. Any stores closed during a fiscal quarter are included in comparable store sales until they close. Remodeled and relocated stores are also included as comparable stores. The factors affecting the future trend of comparable store sales include, among others, overall demand for products the Company sells, the Company’s marketing programs, pricing strategies, store operations and competition.
The Company’s business, like that of many retailers, is seasonal, with a large portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season.
Results of Operations
The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	25.6%	28.1%	27.2%	29.6%
Operating, selling and administrative Expenses	30.0%	27.4%	28.6%	25.3%
Depreciation and amortization	4.3%	3.6%	3.9%	3.2%
Operating (loss) income	(8.6)%	(2.9)%	(5.3)%	1.1%
Interest expense, net	0.4%	0.1%	0.3%	0.1%
Income (loss) before income taxes	(9.0)%	(3.0)%	(5.6)%	0.9%
Income taxes (benefit)	(5.0)%	(1.6)%	(2.2)%	0.2%
Net (loss) income from continuing operations	(4.0)%	(1.5)%	(3.3)%	0.7%
Net (loss) income from discontinued operations	(0.2)%	(0.2)%	(0.1)%	(0.0)%
Net (loss) income	(4.2)%	(1.7)%	(3.4)%	0.6%

The following table sets forth net sales data by segment for the periods presented:
Segment Information (dollars in thousands)

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October	October		%	October	October		%
Net Sales	29, 2011	30, 2010	$ Change	Change	29, 2011	30, 2010	$ Change	Change
Retail Trade	$92,355	$102,804	$(10,449)	(10.2%)	$293,235	$333,600	$(40,365)	(12.1%)
Electronic Commerce Trade	6,082	4,292	1,790	41.7%	18,708	15,009	3,699	24.6%
Intersegment Sales Elimination	(4,063)	(4,402)	339	(7.7%)	(10,357)	(13,279)	2,922	(22.0%)

Net Sales	$94,374	$102,694	$(8,320)	(8.1%)	$301,586	$335,330	$(33,744)	(10.1%)

The decrease in net sales for the retail trade segment for the thirteen weeks ended October 29, 2011 compared to the thirteen weeks ended October 30, 2010 resulted from lower comparable store sales and the closing of twenty-one stores during the thirteen weeks ended October 29, 2011. Comparable store sales for the thirteen weeks ended October 29, 2011 decreased $7.0 million, or 7.7%, to $83.4 million when compared with the same thirteen week period for the prior year. The decrease in comparable store sales for the thirteen week period ended October 29, 2011 was due to the continuing transition of certain book categories to an electronic format. During the thirteen weeks ended October 29, 2011, we opened twelve new stores, and we closed twenty-one stores. As a result, non-comparable store sales decreased $2.8 million when compared to the same thirteen week period for the prior year. Seven of the twelve stores opened during the third quarter were open for two days or less during the quarter and had little impact on non-comparable store sales.
The decrease in net sales for the retail trade segment for the thirty-nine weeks ended October 29, 2011 compared to the thirty-nine weeks ended October 30, 2010 was due to a comparable store sales decline and the closing of twenty-four stores during the thirty-nine weeks ended October 29, 2011. Comparable store sales for the thirty-nine weeks ended October 29, 2011 decreased $33.7 million, or 11.1%, to $271.0 million when compared to the same period for the prior year. The decrease in comparable store sales for the thirty-nine week period ended October 29, 2011 was due to the continued transition of certain book categories to an electronic format. During the thirty-nine weeks ended October 29, 2011, we opened sixteen new stores and closed twenty-four locations. As a result, non-comparable store sales decreased $3.6 million when compared to the same thirty-nine week period for the prior year. Seven of the sixteen stores opened were open for two days or less during the period and had little impact on non-comparable store sales.
The 41.7% increase in net sales for the electronic commerce trade segment for the thirteen weeks ended October 29, 2011 was due to sales of Nook E-Reader devices. The increase in net sales for the electronic commerce trade segment for the thirty-nine week period ended October 29, 2011 compared to the thirty-nine week period ended October 30, 2010 was due to sales of Nook E-Reader devices, partially offset by lower sales of books and other products on the Company’s website.
Gross profit decreased $4.7 million, or 16.3%, to $24.2 million for the thirteen weeks ended October 29, 2011, when compared with $28.9 million in the same thirteen week period for the prior year. Gross profit as a percentage of net sales for the thirteen weeks ended October 29, 2011 and October 30, 2010 was 25.6% and 28.1%, respectively. Gross profit for the thirty-nine week period ended October 29, 2011 decreased $17.3 million, or 17.4%, from the same period in the prior year. Gross profit as a percentage of net sales for the thirty-nine weeks ended October 29, 2011 and October 30, 2010 was 27.2% and 29.6%, respectively. The decrease in gross profit as a percentage of net sales for the thirteen and thirty-nine week periods ended October 29, 2011 was due to costs associated with opening and closing stores and higher inventory shrinkage. Costs associated with opening and closing stores totaled $1.7 million for the thirteen and thirty-nine week periods ended October 29, 2011, and include post-closing rent, pre-opening rent and amounts needed to relocate fixtures.

Operating, selling and administrative expenses were $28.3 million for the thirteen weeks ended October 29, 2011, compared to $28.1 million during the same period last year. The slight increase in operating, selling and administrative expenses compared to the same thirteen week period last year is due to costs associated with opening and closing stores partially offset by lower retail and corporate salaries, advertising costs and credit card fees. Costs associated with opening and closing stores consist of salaries, new store expense, closed store expense, travel and supplies. The amount of these expenses in operating, selling and administrative expenses for the thirteen weeks ended October 29, 2011 is $2.1 million. Salary costs and advertising costs were lower due to planned savings based on lower sales levels. Credit card fees were lower than the prior year due to decreased sales levels. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended October 29, 2011 increased to 30.0% from 27.4% from the same period last year.
Operating, selling and administrative expenses were $86.3 million in the thirty-nine weeks ended October 29, 2011, compared to $85.0 million in the same period last year. The increase is due to costs associated with opening and closing stores and higher professional fees, partially offset by lower retail and corporate salaries, advertising costs and credit card fees. Costs associated with the opening and closing of stores were $2.1 million for the thirty-nine week period ending October 29, 2011. Professional fees were higher due to legal fees associated with our attempt in the second quarter of fiscal 2012 to acquire stores from Borders. Salary costs and advertising costs were lower due to planned savings based on lower sales levels. Credit card fees were lower than the prior year period due to decreased sales levels. As a percentage of net sales for the thirty-nine weeks ended October 29, 2011, operating, selling and administrative expenses increased to 28.6% from 25.3% from the same period last year. The increase in operating, selling and administrative expenses as a percentage of net sales for the thirteen and thirty-nine week periods ended October 29, 2011 was due to lower net sales during the periods, costs associated with opening and closing stores and higher professional fees, partially offset by lower retail and corporate salaries.
Depreciation and amortization expenses increased 9.3% to $4.0 million in the thirteen week period ended October 29, 2011 compared to the thirteen week period ended October 30, 2010. The increase is the result of capital expenditures. Depreciation and amortization expenses as a percentage of net sales for the thirteen weeks ended October 29, 2011 were 4.3%, which is 0.7% higher than the same period last year. In the thirty-nine week period ended October 29, 2011, depreciation and amortization expenses increased 8.3% to $11.8 million from $10.9 million in the same period last year due to capital expenditures. Depreciation and amortization expense as a percentage of net sales for the thirty-nine weeks ended October 29, 2011 was 3.9%, which is 0.7% higher than the same period last year.
The following table sets forth operating income/loss data by segment for the periods presented:
Segment Information (dollars in thousands)

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October	October	$	%	October	October	$
Operating Income (Loss)	29, 2011	30, 2010	Change	Change	29, 2011	30, 2010	Change	% Change
Retail Trade	$(8,095)	$(2,700)	$(5,395)	199.8%	$(15,369)	$4,463	$(19,832)	(444.4%)
Electronic Commerce Trade	160	5	155	3,100.0%	(79)	(177)	98	(55.4%)
Intersegment Elimination of Certain Costs	(195)	(236)	41	(17.4%)	(586)	(764)	178	(23.3%)

Operating (loss) income	$(8,130)	$(2,931)	$(5,199)	177.4%	$(16,034)	$3,522	$(19,556)	(555.3%)

The $5.4 million increase in operating loss for the retail trade segment for the thirteen week period ended October 29, 2011 compared to the same period in the prior year was due to the impact of lower sales and the costs associated with the opening and closing of stores. The operating loss for the retail trade segment for the thirty-nine week period ended October 29, 2011 compared to operating income for the same period in the prior year was due to the impact of lower sales and the costs associated with the opening and closing of stores, partially offset by lower occupancy costs. The operating income of the electronic commerce trade segment increased for the thirteen week period ended October 29, 2011 due to reduced bad debt expense, partially offset by lower margin. The reduction in the operating loss of the electronic commerce trade segment for the thirty-nine week period ended October 29, 2011 was the result of lower advertising costs and reduced bad debt expense, partially offset by lower margin.
Net interest expense was $0.4 million, or 0.4% of net sales, for the thirteen weeks ended October 29, 2011, compared to $0.1 million, or 0.1% of net sales, in the same period last year, and was $0.9 million, or 0.3% of net sales, for the thirty-nine week period ended October 29, 2011, compared to $0.4 million, or 0.1% of net sales, in the thirty-nine week period ended October 30, 2010. The increase in net interest expense was due to higher interest rates and higher average borrowing. Average borrowing was higher during the current year periods due to lower net income and higher capital expenditures.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility. On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a new revolving credit facility (the “New Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which matures on March 21, 2016. Interest on borrowings under the New Facility is determined based upon the LIBOR rate plus an applicable margin (as specified in the New Facility). The Credit Agreement replaced the $100.0 million credit facility (the “Prior Facility”), which was scheduled to expire in July 2011. As of October 29, 2011, there were outstanding borrowings under the New Facility (excluding the face amount of letters of credit issued thereunder) of $25.6 million, which bears interest at variable rates (2.19% as of October 29, 2011). The Company had no borrowings outstanding under the Prior Facility as of January 29, 2011. The face amount of letters of credit issued under the New Facility as of October 29, 2011 was $7.9 million. The face amount of letters of credit issued under the Prior Facility as of January 29, 2011 was $2.1 million. The maximum and average outstanding borrowings under the New Facility (including the face amount of letters of credit issued thereunder) during the thirty-nine week period ended October 29, 2011 were $41.9 million and $24.4 million, respectively.
During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”). As of October 29, 2011 and January 29, 2011, there was $5.9 million outstanding under the Bond, which bears interest at variable rates. The interest rate on the Bond was 1.3% and 1.4% at October 29, 2011 and January 29, 2011, respectively. The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond, unless extended by the bondholder. The Bond is held by Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc., and Wells Fargo have agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including Booksamillion.com, Inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally (the “New Guaranty”), and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which shall have an initial stated amount of $5,880,000, for the benefit of Wells Fargo.
Financial Position
Inventory balances were $232.5 million as of October 29, 2011, compared to $196.8 million as of January 29, 2011. The inventory increase was due to seasonal increases in inventory and the addition of inventory for forty-three stores that either opened in the third quarter or will open in the fourth quarter, partially offset by the reduction in inventory for the twenty-four stores closed during the thirty-nine weeks ended October 29, 2011. Trade and related party accounts payable balances were $116.6 million as of October 29, 2011, compared to $91.6 million as of January 29, 2011. The increase in trade and related party accounts payable was due to higher inventory levels. Accrued expenses were $35.3 million as of October 29, 2011, compared to $37.4 million as of January 29, 2011. The decrease in accrued expenses was due to a reduction in gift card liability, lower employee benefits accruals and lower deferral of club card income. The reduction of gift card liability and employee benefits accruals traditionally occurs in the first half of the year due to usage of gift cards and payment of bonuses.

Future Commitments
The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments of the Company at October 29, 2011 (in thousands):

	Payments Due Under Contractual Obligations(2)
(in thousands)	Total	FY 2012	FY 2013	FY 2014	FY 2015	FY 2016	Thereafter
Short-term borrowings(1)	$25,600	$25,600	$—	$—	$—	$—	$—
Long-term debt — industrial revenue bond	5,880	—	—	—	—	—	5,880

Subtotal of debt	31,480	25,600	—	—	—	—	5,880
Interest	324	26	76	74	74	74	—
Operating leases(3)	178,338	10,848	38,880	34,288	30,361	22,690	41,271

Total of obligations	$210,142	$36,474	$38,956	$34,362	$30,435	$22,764	$47,151

(1)	Short-term borrowings represent borrowings under the $150.0 million credit facility that are due in 12 months or less.

(2)
This table excludes any amounts related to the payment of the $1.2 million of income tax uncertainties, as the Company cannot make a reasonable estimate of the periods of cash settlements with the respective taxing authorities.

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
The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at October 29, 2011 or January 29, 2011, as such potential liabilities are currently considered de minimis.
Cash Flows
Operating activities used cash of $15.6 million and provided cash of $3.0 million in the thirty-nine week periods ended October 29, 2011 and October 30, 2010, respectively, and included the following effects:
•
Cash used for inventories in the thirty-nine week period ended October 29, 2011 was $35.7 million and cash used by inventories in the thirty-nine week period ended October 30, 2010 was $29.0 million. The change versus the prior year was due to inventories purchased for the 43 stores that were opened in the third quarter or will be opened in the fourth quarter of this year.

•
Cash provided by trade and related party accounts payable in the thirty-nine week period ended October 29, 2011 was $25.0 million, and cash provided by trade and related party accounts payable in the thirty-nine week period ended October 30, 2010 was $23.8 million. The change from the prior year is primarily the result of the increase in inventory.

•
Depreciation and amortization expenses were $12.1 million and $11.1 million in the thirty-nine week periods ended October 29, 2011 and October 30, 2010, respectively. The increase versus the prior year was due to capital expenditures in the current year.

•
Cash used for accrued expenses, deferred rent and accrued income taxes was $4.4 million and $6.8 million in the thirty-nine week periods ended October 29, 2011 and October 30, 2010, respectively. The change from last year results from the timing of payments primarily associated with income and real estate taxes.

•
Cash provided by accounts and related party receivables was $1.9 million and $2.6 million in the thirty-nine week periods ended October 29, 2011 and October 30, 2010, respectively. The decrease from the prior year was due to collections associated with a construction allowance receivable, amounts due for magazine commissions and payments from customers.

•
Cash used for deferred income taxes was $2.5 million in the thirty-nine week period ended October 29, 2011, compared to cash provided by deferred income taxes of $1.2 million in the thirty-nine week period ended October 30, 2010. The change was primarily the result of the impact of additional state net operating losses.

Cash used in investing activities reflected a $12.8 million and $15.1 million net use of cash for the thirty-nine week periods ended October 29, 2011 and October 30, 2010, respectively. Cash was used in the thirty-nine week period ended October 29, 2011 to fund capital expenditures for renovations, opening of new stores and investments in management information systems.
Financing activities provided cash of $24.9 million and $9.8 million in the thirty-nine week periods ended October 29, 2011 and October 30, 2010, respectively. Financing activities provided cash in the thirty-nine week period ended October 29, 2011 from $25.6 million of net borrowings under our credit facility and $0.1 million in proceeds from the sale of common stock under the Employee Stock Purchase Plan, offset by dividend payments of $0.8 million.
Related Party Activities
See Note 4, Related Party Transactions, to the condensed consolidated financial statements for information regarding related party activities.
Critical Accounting Policies
A summary of our critical accounting policies is included in the Management’s Discussion and Analysis section of our Form 10-K for the year ended January 29, 2011 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the thirty-nine weeks ended October 29, 2011.
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
To illustrate the sensitivity of the results of operations to changes in interest rates on our debt, we estimate that an 11.5% increase or decrease in LIBOR rates would have changed interest expense by $18,000 for the thirteen weeks ended October 29, 2011 based on average debt of $27.6 million during such period. The average debt under the New Facility and the Bond was $21.7 million and $5.9 million, respectively, for the thirteen weeks ended October 29, 2011. For the thirty-nine week period ended October 29, 2011, our average debt under the New Facility and the Prior Facility and the Bond was $23.5 million. Similar changes in interest rates during this thirty-nine week period would have resulted in additional interest expense of $43,000. This fluctuation rate is based on the maximum LIBOR plus the current spread fluctuation in the last three years, which was experienced in fiscal year 2010.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Administrative Officer, Chief Financial Officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.
As required by Rule 13a-15 under the Exchange Act, management, with the participation of our Chairman and Chief Executive Officer (Principal Executive Officer), President and Chief Operating Officer, Executive Vice President and Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the Chairman and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Administrative Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
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
Issuer Purchases of Securities
The Board of Directors approved a stock repurchase plan on March 11, 2010 (the “2010 Repurchase Program”), under which we were authorized to purchase up to $5.0 million of our common stock. The 2010 Repurchase Program expired on April 30, 2011. A replacement plan has not been approved by our Board of Directors. There were no stock repurchases by the Company during the thirty-nine weeks ended October 29, 2011.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Reserved
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Capital Registration No. 33-52256)).

3.2	Amended and Restated By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3 (ii) to the Company’s Form 8-K dated August 20, 2009).

31.1	Certification of Clyde B. Anderson, Chairman and Chief Executive Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Terrance G. Finley, President and Chief Operating Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3
Certification of Douglas G. Markham, Executive Vice President and Chief Administrative Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Brian W. White, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Clyde B. Anderson, Chairman and Chief Executive Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Terrance G. Finley, President and Chief Operating Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Douglas G. Markham, Executive Vice President and Chief Administrative Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Brian W. White, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BOOKS-A-MILLION, INC.
Date: December 8, 2011	By:	/s/ Clyde B. Anderson
Clyde B. Anderson
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: December 8, 2011	By:	/s/ Terrance G. Finley
Terrance G. Finley
President and Chief Operating Officer

Date: December 8, 2011	By:	/s/ Douglas G. Markham
Douglas G. Markham
Executive Vice President and Chief Administrative Officer

Date: December 8, 2011	By:	/s/ Brian W. White
Brian W. White
Chief Financial Officer (Principal Financial and Accounting Officer)