Form 10-K
period 2012-01-28
BOOKS A MILLION INC
filed 2012-04-12
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

OR

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

Registrant’s telephone number, including area code: (205) 942-3737

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the Registrant) as of July 30, 2011 (based on the closing sale price as reported on the NASDAQ Stock Market on July 29, 2011, the last trading day preceding such date), was $20.8 million.

The number of shares outstanding of the Registrant’s Common Stock as of April 10, 2012 was 15,993,819.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2012 are incorporated by reference into Part III of this report.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

10-K INDEX

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause the actual results, performance or, achievements of Books-A-Million, Inc. (the “Company”) or the results of its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company’s specific market areas; inflation or deflation; economic conditions in general and in the Company’s specific market areas, including the length of time that the United States economy remains in the current economic downturn; the number of store openings and closings; the profitability of certain product lines, capital expenditures, and future liquidity; liability and other claims asserted against the Company; the impact of electronic books and e-content; uncertainties related to the Internet and the Company’s Internet operations; the factors described in ITEM 1A. RISK FACTORS herein; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates, and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties, and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

ITEM 1. BUSINESS

General

Books-A-Million, Inc. is a leading book retailer primarily located in the eastern United States. The Company was founded in 1917 and operates both superstores and traditional bookstores. Superstores, the first of which was opened in 1987, range in size from 8,000 to 39,000 square feet and operate under the names “Books-A-Million,” “BAM!,” “Books and Co.” and “2nd & Charles.” Traditional bookstores are smaller stores operated under the names “Bookland” and “Books-A-Million.” These stores range in size from 1,700 to 8,000 square feet and are located primarily in enclosed malls. All store formats generally offer an extensive selection of best sellers and other hardcover and paperback books, magazines, toys, games, electronics, and gifts. In addition to the retail store formats, we offer our products over the Internet at Booksamillion.com.

We were founded in 1917, originally incorporated under the laws of the State of Alabama in 1964 and reincorporated in Delaware in September 1992. Our principal executive offices are located at 402 Industrial Lane, Birmingham, Alabama 35211, and our telephone number is (205) 942-3737. Unless the context otherwise requires, references to “we,” “our,” “us” or “the Company” include our wholly owned subsidiaries, American Wholesale Book Company, Inc. (“American Wholesale”), Booksamillion.com, Inc., BAM Card Services, LLC and AL Florence Realty Holdings 2010, LLC.

Our periodic and current reports filed with the Securities and Exchange Commission (“SEC”) are made available on our website at www.booksamillioninc.com as soon as reasonably practicable. Our code of conduct and key committee charters are also available on our website. These reports are available free of charge to stockholders upon written request. Such requests should be directed to Brian W. White, our Chief Financial Officer. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room in, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at http: //www.sec.gov.

Business Segments

We have two reportable segments: retail trade and electronic commerce trade. In the retail trade segment, we are primarily engaged in the retail sale of books, magazines, games, toys, and related products at our retail stores. The retail trade segment includes our distribution center operations which predominantly supply merchandise to our retail stores. In the electronic commerce trade segment, we are engaged in the retail sale of book and general merchandise over the Internet. This segment is managed separately due to divergent technology and marketing requirements. For additional information on our reportable business segments, see Note 9, “Business Segments,” in the notes to consolidated financial statements.

In both our retail trade and electronic commerce trade segments, we sell books, and other merchandise, which consists of gifts, cards, collectibles, magazines, games, toys, café sales, music, DVDs, electronics and accessories, and other products.

Retail Stores

We opened our first Books-A-Million superstore in 1987. We developed superstores to capitalize on the growing consumer demand for the convenience, selection, and value associated with the superstore retailing format. Each superstore is designed to be a receptive and open environment conducive to browsing, reading and shopping and includes ample space for promotional events open to the public, including book autograph sessions and children’s storytelling. We operated 204 superstores as of January 28, 2012.

Our superstores emphasize selection, value, and customer service. Each of our superstores offers an extensive selection of books, magazines, general merchandise, including gifts, cards, games, toys, collectibles, music and DVDs, and electronic devices and accessories. Each superstore has a service center staffed with associates who are knowledgeable about the store’s merchandise and who are trained to answer customers’ questions, assist customers in locating books within the store and placing special orders. The majority of our superstores also include either a Joe Muggs café, serving Joe Muggs coffee and assorted pastries and other edible items, or a Yogurt Mountain serving frozen yogurt with self-serve toppings. Our superstores are conveniently located on major, high-traffic roads and in enclosed malls or strip shopping centers with adequate parking, and generally operate for extended hours up to 11:00 p.m. local time.

Our traditional stores are tailored to the size, demographics, and competitive conditions of the particular market area. Traditional stores are located primarily in enclosed malls and generally feature a wide selection of books, magazines, gifts, and other products. We had 53 traditional stores as of January 28, 2012.

Merchandising

We employ several value-oriented merchandising strategies. Books on our best-seller list, which is developed by us based on the sales and customer demand in our stores, are generally sold in the Company’s superstores at or below publishers’ suggested retail prices. In addition, customers can join the Millionaire’s Club and save a minimum of 10% on almost all purchases in any of our retail stores, including already discounted best-sellers. Our point-of-sale computer system provides data designed to enable us to anticipate consumer demand and customize store inventory selection to reflect local customer interest.

Marketing

We promote our bookstores principally through the use of traditional direct mail, email and online advertising, as well as point-of-sale materials posted and distributed in the stores. In certain markets, radio, and newspaper advertising is also used on a selective basis. We also arrange for special appearances and book autograph sessions with recognized authors to attract customers and to build and reinforce customer awareness of our stores. A substantial portion of our advertising expenses are reimbursed from publishers through their cooperative advertising programs.

Store Operations and Site Selection

In choosing specific store sites within a market area, we apply standardized site selection criteria that take into account numerous factors, including the local demographics, desirability of available leasing arrangements, proximity to our existing stores and stores of our competitors, and overall level of retail activity. In general, stores are located on major high-traffic roads convenient to customers and have adequate parking. We generally negotiate short-term leases with renewal options. We also periodically review the profitability trends and prospects of each of our stores and evaluate whether or not any underperforming stores should be closed, converted to a different format or relocated to more desirable locations.

Internet Operations

On Booksamillion.com we sell a wide selection of books, magazines, music, DVDs, gifts, toys, games, electronics and accessories, E-Books, and other products similar to those sold in our Books-A-Million superstores.

Purchasing

Our purchasing decisions are made by our merchandising department on a centralized basis. Our buyers negotiate terms, discounts, and cooperative advertising allowances for all of our bookstores and decide which products to purchase, in what quantity and for which stores. The buyers use current inventory and sales information provided by our in-store point-of-sale computer system to make reorder decisions.

We purchase merchandise from over 3,000 vendors. We purchase the majority of our collectors’ supplies from Anderson Press, Inc. and substantially all of our magazines from Anderson Media Corporation, each of which is a related party. See Note 7,

“Related Party Transactions,” in the notes to the Consolidated Financial Statements included in this Report. No one vendor accounted for over 10.0% of our overall merchandise purchases in the fiscal year ended January 28, 2012. In general, 78.5% of our inventory may be returned to the vendors for credit, which substantially reduces our risk of inventory obsolescence.

Distribution Capabilities

Our subsidiary, American Wholesale, receives a substantial portion of our inventory shipments, including substantially all of our books, at its two facilities located in Florence and Tuscumbia, Alabama. Orders from our bookstores are processed by computer and assembled for delivery to the stores on pre-determined weekly schedules. Substantially all deliveries of inventory from American Wholesale’s facilities are made by a dedicated transportation fleet. At the time deliveries are made to each of our stores, returns of slow moving or obsolete products are picked up and returned to the American Wholesale returns processing center. American Wholesale then returns these products to vendors for credit, if credit is available.

Competition

The retail book business is highly competitive, and competition within the industry is fragmented. We face direct competition from other superstores, such as Barnes & Noble, and we also face competition from mass merchandisers, such as Wal-Mart and Costco, and online retailers, such as Amazon, Barnes & Noble, and Wal-Mart. Our bookstores also compete with specialty retail stores that offer books in particular subject areas, independent single store operators, variety discounters, drug stores, warehouse clubs, mail order clubs and other retailers offering books. In addition, our bookstores face additional competition from the expanding market for electronic books and may face competition from other categories of retailers entering the retail book market. We believe that the key competitive factors in the retail book industry are convenience of location, selection, customer service, and price.

Seasonality

Similar to many retailers, our business is seasonal, with the highest retail sales, gross profit, and net income historically occurring in our fourth fiscal quarter. This seasonal pattern reflects the increased demand for books and gifts during the year-end holiday selling season. Working capital requirements are generally at their highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of our business. As a result, our results of operations depend significantly upon net sales generated during the fourth fiscal quarter, and any significant adverse trend in the net sales of such period would likely have a material adverse effect on our results of operations for the full year. In addition to seasonality, our results of operations may fluctuate from quarter to quarter as a result of the amount and timing of sales and profits contributed by new stores as well as other factors. Accordingly, the addition of a large number of new stores in a particular fiscal quarter could adversely affect our results of operations for that quarter.

Trademarks

The primary trademarks of the Company are: “Books-A-Million,” “BAM!,” “BAM! Books-A-Million,” “Bookland,” “Books & Co.,” “2nd & Charles,” “Books are Just the Beginning,” “Millionaire’s Club,” “Sweet Water Press,” “Thanks-A-Million,” “Up All Night Reader,” “Read & Save Rebate,” “Readables Accessories for Readers,” “Kids-A-Million,” “Toys-A-Million,” “Teachers First,” “The Write Price,” “Bambeanos,” “Hold That Thought,” “Book$mart,” “BAMM,” “BAMM.com,” “BOOKSAMILLION.com,” “BAM.com BOOKSAMILLION.COM,” “Chillatte,” “Joe Muggs Newsstand,” “Page Pets,” “JOEMUGGS.com,” “FAITHPOINT,” “Joe Muggs,” “Snow Joe,” “Summer Says,” “On the John University,” “OTJU,” “American Wholesale Book Company,” “AWBC,” and “NetCentral.”

Employees

As of January 28, 2012, we employed approximately 2,600 full-time associates and 3,400 part-time associates. The number of part-time associates employed fluctuates based upon seasonal needs. None of our associates is covered by a collective bargaining agreement. We believe that relations with our associates are good.

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

There can be no assurance that we will be successful in implementing our business strategy.

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

The retail book business is highly competitive, and competition within the industry is fragmented. We face direct competition from other superstores, such as Barnes & Noble, and we also face competition from mass merchandisers, such as Wal-Mart and Costco, and online retailers, such as Amazon.com, Barnes & Noble, and Wal-Mart. Our bookstores also compete with specialty retail stores that offer books in particular subject areas, independent single store operators, variety discounters, drug stores, warehouse clubs, mail order clubs, and other retailers offering books. In addition, our bookstores face additional and growing competition from the expanding market for electronic books and other e-content and may face competition from other categories of retailers entering the retail book market.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, and other resources than we have. They may be able to secure merchandise from vendors on more favorable terms and may be able to adopt more aggressive pricing policies. Competitors in both the retail and electronic commerce trade also may be able to devote more resources to technology development, fulfillment, and marketing than we are.

Competition in electronic commerce trade may further intensify. The online market is rapidly evolving and intensely competitive, with few barriers to entry. Companies in the retail and electronic commerce trade may enter into business combinations or alliances that strengthen their competitive positions. This increased competition may reduce our sales or operating profits, or both.

Our business is highly seasonal.

Our business is highly seasonal, with sales and earnings generally highest in the fourth fiscal quarter and lowest in the first fiscal quarter. Our results of operations depend significantly upon the holiday selling season in the fourth fiscal quarter. During the fiscal year ended January 28, 2012, approximately 35.6% of our sales were generated in the fourth fiscal quarter. If we do not stock popular products in sufficient amounts, or if we fail to have sources to timely restock popular products during the busy holiday period, such that we fail to meet customer demand, our revenue, our earnings, and our future growth could be significantly impacted. In addition, if we experience less than satisfactory net sales during a fourth fiscal quarter, we may not be able to sufficiently compensate for any losses that may have been incurred during the first three quarters of that fiscal year.

The current economic downturn, along with difficult and volatile conditions in the capital and credit markets, could materially adversely affect our financial position, results of operations and cash flows, and we do not know if these conditions will improve in the near future.

The Company believes that the United States and global economies are presently experiencing challenging times and that general economic conditions could persist or deteriorate further. The Company believes that these conditions have had and may continue to have an adverse impact on spending by the Company’s current retail customer base and potential new customers. Because of these significant challenges, we are continuously reviewing and adjusting our business activities to address the changing economic environment. We are carefully managing our inventory and liquidity and enforcing expense controls while working diligently and prudently to grow our business. Because of the uncertainty in the overall economic environment, the unpredictability of consumer behavior and the concern as to whether economic conditions will improve at a beneficial rate, it is very difficult for us to predict how our business may be affected in the future. Our business and financial performance may be adversely affected by current and future economic conditions that cause a further decline in business and consumer spending, including limited or further reduced availability of credit, continued high or increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility, and long-term economic downturn. These conditions could have a negative impact on the earnings, liquidity, and capital resources of the Company.

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

•

Although we believe that we have sufficient liquidity under our credit agreement to run our business and to provide for our plans for growth, under depressed economic or extreme market conditions, there can be no assurance that such funds would be available or sufficient, and, in such a case, we may not be able to successfully obtain additional debt financing on favorable terms, or at all.

•	Recent market volatility has exerted downward pressure on our stock price, which may make it more difficult for us to raise additional capital in the future.

We do not know if the state of the economy or market conditions will improve in a significant manner in the near future or when any such improvement will occur.

Failure to continue to open new stores, successfully integrate new stores and manage the effects of the Company’s expansion strategy could adversely affect our business.

The Company’s growth depends in part on our ability to expand by opening new stores and operating them profitably. In general, the rate of expansion depends, among other things, on general economic and business conditions affecting consumer confidence and spending, the availability of desired locations and qualified management personnel, the negotiation of acceptable lease terms, and the ability to manage the operational aspects of growth. It also depends upon the availability of adequate capital, which in turn depends in large part upon cash flow generated by the Company. If stores are opened more slowly than expected (or not at all) based on any of these factors, our growth may decline, and our operating results may be adversely affected.

The Company opened 52 new stores during the 2012 fiscal year, many of which are located in former Borders’ locations. There can be no assurance that we will be able to integrate these new stores successfully, which could have a negative impact on the earnings, liquidity, and capital resources of the Company.

Sales at new stores may reach targeted levels more slowly than expected (or fail to reach targeted levels), and related overhead costs may increase in excess of expected levels. The Company may open new stores in certain markets in which the Company is already operating stores, which could adversely affect sales at those existing stores. Furthermore, the Company’s expansion strategy could place a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions, and there can be no assurance that the Company will be able to manage this effectively. The Company’s current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage our future operations, especially as the Company employs personnel in multiple geographic locations. The Company may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth. If any of this were to occur, it could damage the Company’s reputation, limit growth, negatively affect operating results and harm the Company’s business.

Our business is dependent upon consumer spending patterns.

Sales of books generally depend upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence, and other factors beyond our control. Weather, among other things, can affect comparable store sales, because inclement weather can require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, customers may decide to avoid going to stores in bad weather. In addition, sales are dependent in part on the strength of new release titles offered by vendors and special promotions. A decline in consumer spending on books based on any of these factors could have a material adverse effect on our financial condition and results of operations.

The Company faces risks relating to the shift in consumer spending patterns to e-content.

As technology evolves and consumers shift spending patterns to e-content, the Company may continue to enter new markets in which we have limited experience. The offering of e-content may present new and difficult challenges. The Company’s gross margin of e-content products may be lower than our traditional product lines, and the Company may not recover our investments in this area. We may face greater competition from companies who have greater financial resources available to become more engaged in the distribution of e-content or who develop or control certain technologies related to the distribution of e-content. These challenges may negatively affect the Company’s operating results.

The Company faces risks as an Internet retailer.

As an Internet retailer, we are subject to risks associated with the need to keep pace with rapid technological change, risks associated with the timing and adoption of new digital products or platforms, Internet security risks, risks of system failure or inadequacy, supply chain risks, governmental regulation, and uncertainties with respect to the Internet and digital content, risks related to data privacy, and collection of sales or other taxes. If any of these risks materializes, it could have an adverse effect on our operating results.

The Company’s costs of doing business could increase as a result of changes in federal, state or local laws or regulations.

Changes in federal, state or local laws or regulations, including, but not limited to, laws related to employment, wages, data privacy and information security, taxes, and consumer products, could increase the Company’s costs of doing business or otherwise negatively impact our operating results.

Our business may be affected by our relationships with suppliers and delays in product shipments.

We rely heavily upon our suppliers to provide us with new products as quickly as possible. The loss of any of our suppliers could reduce our product offerings, which could cause us to be at a competitive disadvantage. In addition, we depend upon the business terms that we can obtain from suppliers, including competitive prices, unsold product return policies, new release title quantity allocations, advertising and market development allowances, freight charges, and payment terms. Our failure to maintain favorable business terms with our suppliers could adversely affect our ability to offer products to consumers at competitive prices. To the extent that our suppliers rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions in the form of tariffs or quotas and currency fluctuations, could hurt our business.

Our vendor relationships subject us to a number of risks, and we rely on certain vendors that are related parties.

Although we purchase merchandise from over 3,000 vendors, and no one vendor accounted for more than 10% of our inventory purchases in the fiscal year ended January 28, 2012, we have significant vendors that are important to us. If our current vendors were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms. We have entered into and may, in the future, enter into various transactions and agreements with entities wholly or partially owned by certain stockholders or directors (including certain officers) of the Company, including one such entity that serves as our primary magazine vendor and another that serves as our primary provider of collectors’ supplies. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable to us as could reasonably have been obtained at such time from unrelated third parties.

The concentration of the Company’s capital stock ownership with certain executive officers, directors and their affiliates may limit other stockholders’ ability to influence corporate matters and may involve other risks.

The Company’s Executive Chairman of the Board, Clyde B. Anderson, and his brother, Terry C. Anderson, who is a director of the Company, together with their family members and affiliates, were the beneficial owners of an aggregate of approximately 53.2% of the Company’s outstanding common stock as of March 23, 2012. This concentrated control may limit the ability of the Company’s other stockholders to influence corporate matters, and, as a result, the Company may take actions with which our other stockholders do not agree. In addition, there may be risks related to the relationships that members of the Anderson family have with the various entities with which the Company has related party transactions.

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

We rely heavily on the American Wholesale warehouse distribution facilities for merchandise distribution functions and to maintain inventory stock for our retail stores. Our ability to distribute merchandise to our stores and maintain adequate inventory levels may be materially impacted by any damage incurred at our warehouse facilities caused by inclement weather, fire, flood, power loss, earthquakes, acts of war or terrorism, acts of God, and similar factors.

We also rely heavily on our dedicated transportation fleet for deliveries of inventory. As a result, our ability to receive or ship inventory efficiently may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, acts of God, and similar factors.

Any of the inventory risk factors set forth above may adversely affect our financial condition, results of operations, and cash flows.

Failure to retain key personnel could adversely affect our business.

Our continued success depends to a significant extent upon the efforts and abilities of our senior management. The failure to retain our senior management could have a material adverse effect on our business and results of operations. We do not maintain “key man” life insurance on any of our senior managers.

Failure to attract and retain qualified associates and other labor issues could adversely affect our financial performance.

Our ability to continue to expand our operations depends on our ability to attract and retain a large number of qualified associates. Our ability to meet our labor needs generally while controlling our associate wage and related labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs, and changes in employment legislation. If we are unable to locate, attract, and retain qualified personnel, or if our costs of labor or related costs increase significantly, our financial performance could be affected adversely.

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

Our electronic commerce trade faces business risks.

We face a number of risks related to our involvement in electronic commerce, including:

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

If any of these risks materialize, it could have an adverse effect on our electronic commerce trade and our business in general.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes could harm our business.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and, other communications, consumer protection, the provision of online payment services, unencumbered Internet access to our services and the characteristics and quality of products and services. It is not always clear how existing laws governing issues, such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business.

The Company faces security risks with respect to the receipt and storage of personal data about our customers and employees.

A fundamental requirement for e-commerce is the secure storage and transmission of personal information about our customers and employees. Our use of this information is regulated by various privacy and information security laws that are constantly changing. Compliance with these laws and regulations may result in cost increases due to necessary systems changes and the development of new processes. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches on our website and otherwise, failure to prevent or mitigate such fraud or breaches, or to discover such fraud or breaches that may go undetected for an extended period of time, may adversely affect our business or results of operations, damage our reputation or subject us to legal risk.

We are subject to a number of risks related to payments that we accept.

We accept payments by a variety of methods, including credit card, debit card, gift card, direct debit from a customer’s bank account, physical bank check, and cash. For certain payment transactions, including credit and debit cards, we pay interchange and other fees, which may increase over time, raising our operating costs and lowering our profit margins. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers or facilitate other types of online payments, and our business and operating results could be adversely affected. If one or more of these agreements are terminated and we are unable to replace them on similar terms, or at all, it could adversely affect our operating results. In addition, as we offer new payment options to our customers, we may be subject to additional regulations and compliance requirements and a greater risk of fraud.

We may be unable to protect our intellectual property, which could harm our brand and reputation.

To protect our proprietary rights in our intellectual property, we rely generally on copyright, trademark, and trade secret laws. Although we do not believe that our trademarks and other intellectual property are materially important to the continuation of our operations, our failure or inability to maintain or protect our proprietary rights, or discover the unauthorized use of our proprietary rights, could materially decrease their value, and our brand and reputation could be harmed as a result.

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

Substantially all of the Company’s stores are located in leased premises. If the cost of leasing existing stores increases, the Company cannot assure that we will be able to maintain our existing store locations as leases expire. In addition, the Company may not be able to enter into new leases on favorable terms, or at all, or we may not be able to locate suitable alternative sites or additional sites for new store expansion in a timely manner. The Company’s revenues and earnings may decline if the Company fails to maintain existing store locations, enter into new leases, locate alternative sites or find additional sites for new store expansion.

The Company may engage in acquisitions, which, among other things, could negatively impact our business if we fail to successfully complete and integrate them.

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

Unforeseen events, including public health issues, and natural disasters, such as earthquakes, hurricanes, snow storms, floods, and heavy rains, could disrupt our operations or the operations of our suppliers, as well as the behavior of our consumers. We believe that we take reasonable precautions to prepare particularly for weather-related events, however, our precautions may not be adequate to deal with such events in the future. As these events occur in the future, if they should impact areas in which we have our distribution centers or a concentration of retail stores, such events could have a material adverse effect on our business, financial condition and results of operations, particularly if they occur during peak shopping seasons.

Increases in transportation costs due to rising fuel costs, climate change regulation and other factors may negatively impact our operating results.

We rely upon various means of transportation, including sea and truck, to deliver products from vendors to our distribution centers and from our distribution centers to our stores. Consequently, our results can vary depending upon the price of fuel. The price of oil has fluctuated drastically over the last few years, and may rapidly increase at any time, which would sharply increase our fuel costs. In addition, efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means. Any such future increases in fuel costs would increase our transportation costs for delivery of products to our distribution centers and distribution to our stores, as well as our vendors’ transportation costs, which could harm our operating results.

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

Our stock price may be subject to volatility.

The trading price of our common stock may fluctuate in response to a number of events and factors, many of which are beyond our control, such as:

•	general economic conditions;

•	changes in interest rates;

•	conditions or trends in the retail book and electronic commerce trade industries;

•	fluctuations in the stock market in general;

•	quarterly variations in operating results;

•	new products, services, innovations, and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;

•	changes in financial estimates by us (if any) or securities analysts and recommendations by securities analysts;

•	changes in regulation;

•	changes in our capital structure, including issuance of additional debt or equity to the public;

•	corporate restructurings, including layoffs or closures of facilities;

•	changes in the valuation methodology of, or performance by, others in the retail book and electronic trade industries; and

•	transactions in our common stock by major investors, and analyst reports, news, and speculation.

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

The number of stores located in each state and the District of Columbia as of January 28, 2012 are listed below:

State	Number of Super Stores	Number of Traditional Book Stores
Florida	36	2
Alabama	24	1
Tennessee	15	1
South Carolina	13	1
Virginia	13	3
Georgia	12	4
North Carolina	11	4
Louisiana	10	1
Texas	10	1
Ohio	8	4
Indiana	6	—
Mississippi	6	4
West Virginia	5	2
Pennsylvania	4	11
Maryland	4	4
Arkansas	3	—
Iowa	3	—
Kentucky	3	3
Missouri	3	—
Illinois	2	—
Maine	2	1
New Hampshire	2	1
Connecticut	1	—
District of Columbia	1	—
Kansas	1	1
Michigan	1	1
Nebraska	1	—
New Jersey	1	2
Oklahoma	1	—
South Dakota	1	—
Wisconsin	1	—
New York	—	1

Total	204	53

American Wholesale owns a wholesale distribution center located in an approximately 308,000 square foot facility in Florence, Alabama. During fiscal 1995 and 1996, we financed the acquisition and construction of the wholesale distribution facility through loans obtained from the proceeds of an industrial development revenue bond (the “Bond”). In addition, we own the tractors that pull the Company-owned trailers, which comprise our transportation fleet.

American Wholesale operates one distribution facility and one facility used to refurbish old fixtures, both in Tuscumbia, Alabama. The square footage of the distribution facility is 178,000 square feet. The square footage of the fixture facility is 50,000 square feet. The distribution facility is leased on a ten year term ending on February 28, 2017. The fixture facility is leased month-to-month. We believe that the failure to extend the lease for the fixture facility currently leased on a month-to-month basis would not have a material adverse effect on our business, financial condition or results of operations. Our principal executive offices are located in a 20,550 square-foot leased building located in Birmingham, Alabama, that is leased on a three year term ending on February 28, 2013. Each of these three leases involves related parties, see Note 7, “Related Party Transactions,” in the notes to the Consolidated Financial Statements included in this Report.

In addition, we lease approximately 4,034 square feet of office space in Franklin, Tennessee and an additional 28,300 square-foot building located in Birmingham, Alabama for additional corporate office space. The Franklin, Tennessee space is leased on a five year term ending on October 31, 2016. The additional Birmingham space is leased until February 28, 2013.

ITEM 3. LEGAL PROCEEDINGS

We are a party to various legal proceedings in the normal course of our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Books-A-Million, Inc. is traded on the NASDAQ Global Select Market under the symbol “BAMM.” The chart below sets forth the high and low sales prices for the Company’s common stock for each quarter of the fiscal years ended January 28, 2012 and January 29, 2011, and the cash dividends declared per share in each such quarter.

Fiscal Quarter Ended	High	Low	Dividends Declared
January 28, 2012	$2.86	$2.18	$0.00
October 29, 2011	3.10	2.10	0.00
July 30, 2011	4.61	2.96	0.00
April 30, 2011	5.97	4.04	0.00
January 29, 2011	$6.90	$5.51	$0.05
October 30, 2010	6.60	5.41	0.05
July 31, 2010	7.65	5.40	0.05
May 1, 2010	8.35	6.26	0.05

The closing price for the Company’s common stock on April 10, 2012 was $2.93. As of March 23, 2012, Books-A-Million, Inc. had approximately 6,350 stockholders of record.

Issuer Purchases of Equity Securities

The following table shows common stock repurchases during the thirteen weeks ended January 28, 2012 under the stock repurchase program approved by our board of directors on March 11, 2010 (the “2010 Repurchase Program”), under which we are authorized to purchase up to $5 million of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program at End of Period
October 30, 2011 through November 26, 2011	—	—	—	$2,496,000
November 27, 2011 through December 31, 2011	—	—	—	$2,496,000
January 1, 2012 through January 28, 2012	50,000	$2.51	—	$2,496,000

Total	50,000	$2.51	—	$2,496,000

All of the shares repurchased in the fourth quarter of fiscal 2012 were originally granted to employees as restricted stock pursuant to the Company’s 2005 Incentive Award Plan. The 2005 Incentive Award Plan provides for the withholding of shares to satisfy tax obligations due upon vesting of restricted stock, and pursuant to the 2005 Incentive Award Plan, the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state tax withholding obligations resulting from the vesting of the Company’s restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company was founded in 1917 and, as of January 28, 2012, operated 257 retail bookstores, concentrated primarily in the eastern United States. Of the 257 stores, 204 are superstores that operate under the names Books-A-Million (BAM!), Books & Co. and 2nd & Charles, and 53 are traditional stores that operate under the Bookland and Books-A-Million names. In addition to the retail store formats, the Company offers its products over the Internet at www.booksamillion.com. As of January 28, 2012, the Company employed approximately 6,000 full and part-time employees.

One of the Company’s growth strategies is focused on opening stores in new and existing market areas. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores. During fiscal 2012, the Company opened 52 stores, closed 26 stores and relocated one store.

The Company’s performance is partially measured based on comparable store sales, which is similar to most retailers. Comparable store sales are determined each fiscal quarter during the year based on all stores that have been open at least 12 full months as of the first day of the fiscal period. Any stores closed during a fiscal quarter are included in comparable store sales until they close. Remodeled and relocated stores are also included as comparable stores. The factors affecting the future trend of comparable store sales include, among others, overall demand for products the Company sells, the Company’s marketing programs, pricing strategies, store operations, and competition.

Current Economic Environment

The United States and global economies continue to experience challenging times, including high levels of unemployment, and it is possible that current economic conditions could persist or deteriorate further. The Company believes that these conditions have had and may continue to have an adverse impact on spending by the Company’s current retail customer base and potential new customers. Because of these significant challenges, we are continuously reviewing and adjusting our business activities to address the changing economic environment. We are carefully managing our inventory and liquidity and enforcing expense controls while working diligently and prudently to grow our business. The Company’s year-end inventory balance increased 2.3% in fiscal 2012, while overall store square footage increased 7.5%. The Company opened 52 new stores, closed 26 stores and relocated one store in fiscal 2012. Because of the uncertainty in the overall economic environment, the unpredictability of consumer behavior and the concern as to whether economic conditions will improve, it is very difficult for us to predict how our business may be affected in the future. Our business and financial performance may be adversely affected by current and future economic conditions that cause a further decline in business and consumer spending, including limited or further reduced availability of credit, continued high or increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility, and a long-term economic downturn. These conditions could have a negative impact on the earnings, liquidity, and capital resources of the Company.

Executive Summary

The purpose of this section is to provide a brief summary overview of the year ended January 28, 2012. Additional detail about the income statement and balance sheet is provided in the pages following this summary.

Income Statement

For the year ended January 28, 2012, the Company reported a net loss of $2.8 million. This represents a 131.6% decrease in net income from the year ended January 29, 2011. The decrease is attributable to lower sales and higher costs associated with the opening and closing of stores. The Company opened 52 stores and closed 26 stores in the year ended January 28, 2012, compared with 11 openings and 3 closings in the year ended January 29, 2011. These costs increased $5.5 million in fiscal year 2012 to $6.8 million from continuing operations compared to $1.3 million in fiscal year 2011. Of the $5.5 million increase, $2.0 million is included in gross profit from continuing operations and $3.5 million is included in operating, selling, and administrative expenses from continuing operations.

Consolidated net revenue from continuing operations decreased $17.6 million, or 3.6%, in the year ended January 28, 2012, compared to the year ended January 29, 2011. The decrease is due to a comparable store sales decline of 9.5% in fiscal year 2012 compared to fiscal year 2011 driven by the transition of certain book categories to an electronic format. The decrease was offset in part by a $16.7 million increase in sales from our non-comparable stores, resulting from the opening of 52 new stores in fiscal year 2012.

Gross profit from continuing operations, which includes cost of sales, distribution costs, and occupancy costs, decreased $13.1 million, or 9.0%, in the year ended January 28, 2012, compared to the year ended January 29, 2011. The decrease is attributable to lower sales and higher occupancy costs. Gross profit from continuing operations as a percentage of sales decreased in fiscal year 2012 to 28.3%, down from 30.0% in fiscal year 2011.

Operating, selling and administrative expenses increased $4.0 million, or 3.5%, in the year ended January 28, 2012, compared to the year ended January 29, 2011. The increase was attributable to higher costs associated with opening and closing stores and franchise fees, partially offset by lower corporate payroll.

Consolidated operating loss from continuing operations was $5.3 million for the year ended January 28, 2012, compared to consolidated operating income from continuing operations of $13.8 million for the year ended January 29, 2011, a decrease of $19.1 million. This decrease was attributable to lower gross margin caused primarily by lower same store sales and increased operating, selling, and administrative expenses.

Interest expense increased $0.8 million, or 141.2%, in the year ended January 28, 2012, compared to the year ended January 29, 2011. The increase is due to higher average debt, higher interest rates, and amortization of costs to refinance the credit facility.

Balance Sheet

Current assets increased $8.4 million, or 3.9%, in fiscal year 2012 compared to fiscal year 2011. The increase is attributable to a $4.5 million increase in inventory, a $2.8 million increase in prepaid expenses, and a $2.3 million increase in cash and cash equivalents, offset by a $1.2 million decrease in accounts receivable. The increase in inventory is attributable to net new store openings. The Company opened 52 stores and closed 26 stores in fiscal year 2012. The decrease in accounts receivable is the result of reduced sales in fiscal year 2012. The increase in prepaid expenses results from an increase in prepaid income taxes due to timing of net payments compared to fiscal year 2011. The increase in cash and cash equivalents is the result of higher accounts payable leverage.

Net property and equipment increased $11.8 million, or 21.6%, in fiscal year 2012 compared to fiscal year 2011. The increase is attributable to net new store openings.

Current liabilities increased $18.4 million, or 12.5%, in fiscal year 2012 compared to fiscal year 2011. The increase is attributable to a $20.4 million increase in accounts and related party payables and a $4.0 million increase in accrued expenses, offset by a $5.9 million decrease in short-term borrowings. Short-term borrowings decreased due to reclassification of an industrial revenue bond (the “ Bond “) from short-term to long-term as a result of an extension of the Company’s repurchase obligation under the Bond to 2016. Accounts and related party payables and accrued expenses increased due to timing of payments.

Long-term debt increased $5.5 million in fiscal year 2012, compared to fiscal year 2011. The increase is attributable to the reclassification of the Bond from short-term to long-term as a result of an extension of the Company’s repurchase obligation under the Bond to 2016, less payments on principal.

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

	Fiscal Year Ended

	January 28, 2012	January 29, 2011

	52 weeks	52 weeks
Net revenue	100.0%	100.0%
Gross profit	28.3%	30.0%
Operating, selling, and administrative expenses	25.7%	23.9%
Impairment charges	—	0.1%
Depreciation and amortization	3.5%	3.1%
Operating (loss) income	(0.9%)	3.0%
Interest expense, net	0.3%	0.1%
(Loss) income from continuing operations before income taxes	(1.1%)	2.8%
Income taxes (benefit)	(0.7%)	0.9%
Net (loss) income before equity method investment	(0.5%)	1.9%
Net loss on equity method investment	(0.1%)	(0.1%)
Net (loss) income from continuing operations	(0.5%)	1.8%
Net (loss) income from discontinued operations	(0.1%)	—
Net (loss) income	(0.6%)	1.8%

Fiscal 2012 Compared to Fiscal 2011

Consolidated net revenue from continuing operations decreased $17.6 million, or 3.6%, to $468.5 million for the year ended January 28, 2012, as compared to $486.1 million for the year ended January 29, 2011.

Comparable store sales for the year ended January 28, 2012 decreased 9.5% when compared to the prior fiscal year. The decrease was due to the transition of certain book categories to an electronic format. This decrease was partially offset by increased sales in other non-book areas, such as gifts, media, electronic devices, and electronic accessories.

Our core book department business continues to be negatively impacted by the transition of certain categories to digital formats. However, several categories held up well. Teen, history, and kid’s based titles demonstrated strength. Gifts, media, electronic devices, and electronic accessories continued to increase year over year driven by product assortments.

The Company opened 52 new stores and closed 26 stores during fiscal 2012. These non-comparable store sales totaled $45.6 million during fiscal 2012. Of this amount, $28.2 million is attributable to the 41 stores that we opened in the third and fourth quarters. Non-comparable store sales were $28.9 million during fiscal 2011.

Net sales for the retail trade segment decreased $25.4 million, or 5.3%, to $453.3 million in the year ended January 28, 2012, from $478.7 million in the year ended January 29, 2011. The decrease was due to the 9.5% decrease in comparable store sales as described above, partially offset by the impact of sales from new stores opened in fiscal 2011 and fiscal 2012.

Net sales for the electronic commerce trade segment increased $4.5 million, or 17.6%, to $30.0 million in the year ended January 28, 2012, from $25.5 million in the year ended January 29, 2011. The increase in net sales for the electronic commerce trade segment was primarily due to sales of Nook E-Reading devices and branded accessories and E-book content. This improvement was partially offset by lower sales of books and other products on the Company’s website.

Gross profit from continuing operations, which includes cost of sales, distribution costs and occupancy costs (including rent, common area maintenance, property taxes, utilities, and merchant association dues), decreased $13.1 million, or 9.0%, to $132.8 million in the year ended January 28, 2012, from $145.9 million in the year ended January 29, 2011. The decrease is attributable to lower sales, higher occupancy costs and costs associated with opening and closing stores in the third and fourth quarter of fiscal year 2012. Gross profit as a percentage of net sales decreased to 28.3% in the year ended January 28, 2012, from 30.0% in the year ended January 29, 2011. The decrease as a percentage of sales is due to the costs associated with opening and closing stores, 0.4% of sales, lower margins in the electronic commerce trade segment, 0.1% of sales, and the deleveraging of fixed occupancy costs, 0.6% of sales. The costs associated with opening and closing stores consist primarily of pre-opening and post-closing rent and warehouse expenses. These costs totaled $2.0 million in the year ended January 28, 2012, compared to $0 in the year ended January 29, 2011.

Operating, selling, and administrative expenses from continuing operations increased $4.0 million, or 3.5%, to $120.3 million in the year ended January 28, 2012, from $116.2 million in the year ended January 29, 2011. Operating, selling, and administrative expenses from continuing operations as a percentage of net sales increased to 25.7% in the year ended January 28, 2012 from 23.9% in the year ended January 29, 2011. The increase was attributable to costs associated with the opening and closing of stores in fiscal 2012 and higher franchise fees, partially offset by lower corporate payroll. Costs associated with opening and closing stores consist of travel, temporary labor, supplies, and other expenses to open or close a store. The Company opened 52 stores and closed 26 stores during fiscal 2012. The Company opened 11 stores and closed 3 stores in fiscal 2011. These costs increased $3.4 million during fiscal 2012 over the prior year. Franchise fees increased in FY 2012 due to the opening of 14 Yogurt Mountain franchises within our existing stores in fiscal 2012. As of January 28, 2012, the Company operated 17 Yogurt Mountain franchises within its stores. Corporate payroll decreased $1.0 million in fiscal 2012 from fiscal 2011 due to lower bonuses paid to employees in fiscal 2012.

Depreciation and amortization expenses from continuing operations increased $1.2 million, or 8.2%, to $16.3 million in fiscal 2012, from $15.1 million in fiscal 2011. Depreciation and amortization expenses from continuing operations as a percentage of net sales increased to 3.5% in fiscal 2012 from 3.1% in fiscal 2011. The increase was due to capital investments made for new stores, store relocations, and remodels and technology improvements.

Consolidated operating loss from continuing operations was $4.0 million for the year ended January 28, 2012, compared to consolidated operating income from continuing operations of $14.3 million for the year ended January 29, 2011. This 127.9% decrease was attributable to increased operating, selling, and administrative expenses and a $1.2 million increase in depreciation and amortization expense on lower gross profit. Operating loss as a percentage of sales was (0.9%) for fiscal 2012. Operating profit was 3.0% of sales for fiscal 2011. The decrease as a percentage of sales from fiscal 2011 is attributable to the increase in operating, selling, and administrative expenses as outlined above. Operating profit/(loss) for the retail trade segment decreased $18.7 million to a loss of $2.9 million in fiscal 2012, from income of $15.8 million in fiscal 2011. This decrease was due to lower margin of $11.5 million, higher occupancy costs of $2.1 million, higher operating, selling, and administrative costs of $3.9 million, and higher depreciation and amortization of $1.2 million. Operating loss for the electronic commerce trade segment decreased $0.2 million to $0.1 million in fiscal 2012, from $0.3 million in fiscal 2011. This decrease was caused by lower advertising costs and lower bad debt expense.

Net interest expense increased to $1.3 million in fiscal 2012, from $0.6 million in fiscal 2011. The increase in interest expense in fiscal 2012 over fiscal 2011 is due to higher average debt, higher interest rates, and amortization of loan costs. Average debt for the years ended January 28, 2012 and January 29, 2011 was $18.2 million and $15.3 million, respectively.

The effective rate for income tax purposes was 54.3% for fiscal 2012 and 32.9% for fiscal 2011. The increase in the effective tax rate was due to favorable uncertain tax position adjustments and federal tax credits recorded during the year.

The Company closed five stores in fiscal 2012 in markets where the Company does not expect to retain the closed stores’ customers at another store in the same market. The operating results of these stores are presented as discontinued in all periods presented. For fiscal years 2012 and 2011, the closed stores had sales of $4.9 million and $8.8 million, and pretax operating loss of $0.5 million and $0.01 million, respectively.

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

The financial results for the 52 weeks ended January 29, 2011 contain certain insignificant reclassifications necessary to conform to the presentation of the 52 weeks ended January 28, 2012.

Property and Equipment

Property and equipment are recorded at cost. Depreciation on equipment and furniture and fixtures is provided on the straight-line method over the estimated service lives, which range from two to ten years. Depreciation of buildings and amortization of leasehold improvements, including remodels, is provided on the straight-line basis over the lesser of the assets estimated useful lives (ranging from 2 to 40 years) or, if applicable, the periods of the leases. Determination of useful asset life is based on several factors requiring judgment by management and adherence to generally accepted accounting principles for depreciable periods. Judgment used by management in the determination of useful asset life could relate to any of the following factors: expected use of the asset; expected useful life of similar assets; any legal, regulatory, or contractual provisions that may limit the useful life; and other factors that may impair the economic useful life of the asset. Maintenance and repairs are charged to expense as incurred. Improvement costs are capitalized to property accounts and depreciated using applicable annual rates. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the accounts, and the related gain or loss is credited or charged to income. At January 28, 2012, the Company had $66.5 million of property and equipment, net of accumulated depreciation, accounting for approximately 22.5% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Impairment losses, excluding goodwill impairment, totaled $0.2 million and $0.3 million in fiscal 2012 and 2011, respectively. For both years presented, the impairment losses related to the retail trade business segment.

Goodwill

At January 28, 2012, the Company had $0.7 million of goodwill, accounting for approximately 0.2% of the Company’s total assets. ASC 350, Goodwill and Other Intangible Assets, requires that goodwill and other unamortizable intangible assets be tested for impairment at least annually or earlier if there are impairment indicators. The Company first makes a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If it is determined that impairment testing should be performed, the Company performs a two-step process for impairment testing of goodwill as required by ASC 350. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on the goodwill during the fourth quarter of fiscal 2012 and determined that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. Changes in market conditions, among other factors, could have a material impact on these estimates.

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

When the Company closes or relocates a store, the Company charges unrecoverable costs to expense. Such costs include the net book value of abandoned fixtures and leasehold improvements, lease termination costs, costs to transfer inventory and usable fixtures, other costs in connection with vacating the leased location, and a provision for future lease obligations, net of expected sublease recoveries. Costs associated with store closings of $1.4 million and $0.7 million, including discontinued operations, during fiscal 2012 and 2011, respectively, are included in operating, selling, and administrative expenses in the accompanying consolidated statements of operations.

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

The Company estimates and accrues shrinkage for the period between the last physical count of inventory and the balance sheet date. The accrual is calculated based on historical results. As this estimate is based on historical experience, the variances between the estimate of shrinkage and the adjustment resulting from physical inventories are traditionally not significant. Reserves for markdowns are estimated based upon the Company’s history of liquidating non-returnable inventory. Our estimates have traditionally not been significantly different from actual markdowns taken.

The Company utilizes the last-in, first-out (LIFO) method of accounting for inventories. The cumulative difference between replacement and current cost of inventory over stated LIFO value was $4.0 million as of January 28, 2012 and $3.4 million as of January 29, 2011. The estimated replacement cost of inventory at January 28, 2012 was the current first-in, first out (FIFO) value of $205.3 million.

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

Seasonality and Quarterly Results

Similar to many retailers, the Company’s business is seasonal, with its highest retail sales, gross profit, and net income historically occurring in the fourth fiscal quarter. This seasonal pattern reflects the increased demand for books and gifts experienced during the year-end holiday selling season. Working capital requirements are generally highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of the Company’s business. The Company’s results of operations depend significantly upon net sales generated during the fourth fiscal quarter, and any significant adverse trend in the net sales of such period would likely have a material adverse impact on the Company’s results of operations for the full year.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a new revolving credit facility (the “New Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which will mature on March 21, 2016. The Credit Agreement replaced a prior $100.0 million credit facility (the “Prior Facility”), which was scheduled to expire in July 2011. Pursuant to the Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company. Under the Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit. The obligations of the Company under the Credit Agreement are secured by the inventories, accounts receivable, and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders. Additionally, the Credit Agreement contains certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio.

The Company had no borrowings outstanding under the New Facility as of January 28, 2012 or the Prior Facility, as of January 29, 2011. The face amount of letters of credit issued under the New Facility and Prior Facility as of January 28, 2012 and January 29, 2011 were $7.9 million and $2.1 million, respectively. The maximum and average outstanding borrowings under the New Facility and the Prior Facility (excluding the face amount of letters of credit issued thereunder) during fiscal 2012 and 2011 were $40.0 million and $18.2 million, and $31.7 million and $15.3 million, respectively. On March 21, 2011, the Company borrowed approximately $13.0 million under the New Facility and used such funds to repay the approximately $11.6 million outstanding under the Prior Facility and the remainder for general corporate purposes.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”). As of January 28, 2012 and January 29, 2011, there was $5.4 million and $5.9 million of borrowings outstanding, respectively, under the Bond, which bears interest at variable rates. The interest rate on the Bond was 1.4% at January 28, 2012 and January 29, 2011. The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond, unless extended by the bondholder. The bond is held by Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc., and Wells Fargo have agreed, among other things, (i) to extend the date on which the Company is obligated to repurchase the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including Booksamillion.com, Inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally (the “New Guaranty”), and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which shall have an initial stated amount of $5,880,000, for the benefit of Wells Fargo.

The Company’s capital expenditures totaled $24.3 million and $16.8 million in fiscal 2012 and 2011, respectively. These expenditures were used for new store openings, renovation, and improvements to existing stores, upgrades of the Company’s warehouse distribution facilities and investment in management information systems.

In connection with an investment in Yogurt Mountain Holding, LLC (“Yogurt Mountain”), the Company entered a line of credit agreement (the “Line of Credit”) with Yogurt Mountain pursuant to which the Company committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015, bearing interest at 9.0%. Yogurt Mountain must pay an annual commitment fee of 0.25% on the unused portion of the commitment. The proceeds from the Line of Credit must be used by Yogurt Mountain for the purpose of new store growth capital requirements. Effective November 14, 2011, the Company entered into a Forbearance Agreement with Yogurt Mountain, raising the interest rate to 11.0% and limiting the borrowings to $1.0 million. There was $1.0 million in outstanding borrowings by Yogurt Mountain under the Line of Credit as of January 28, 2012. Yogurt Mountain had no borrowings due to the Company at the end of the previous fiscal year.

Financial Position

During fiscal 2012, the Company opened 52 stores, closed 26 stores and relocated one other store. Inventory balances increased $4.5 million to $201.3 million at January 28, 2012, as compared to $196.8 million at January 29, 2011. The increase in inventory is attributable to the new stores opened in fiscal 2012, which added $22.3 million of inventory net of the stores that were closed. Excluding the impact of these opened and closed stores, inventory decreased due to a continuing disciplined and focused approach to managing our average inventory balances in our stores and at our warehouses.

Net property and equipment increased $11.8 million due to capital expenditures, offset by depreciation expense during the year.

Additionally, accounts payable and related party payables increased $20.4 million from fiscal 2011 due to timing of payments. Accrued expenses increased by $4.0 million due to higher accruals for capital expenditures. Prepayments and other assets increased $2.8 million from fiscal 2011 due to the timing of payments for taxes.

Future Commitments

The Company has future payments due under contractual obligations for operating leases of $41.1 million in fiscal year 2013, $36.6 million in fiscal year 2014, $32.9 million in fiscal year 2015, $24.2 million in fiscal year 2016, $19.9 million in fiscal year 2017, and $25.8 million thereafter. The total future payments due under contractual obligations for operating leases total approximately $180.5 million.

The Company has future payments due under contractual obligations for the Bond of $5.4 million in fiscal year 2017. The Company has future payments due under contractual obligations for interest of $0.1 million in each of the fiscal years 2013 through 2016 and $0.01 million in fiscal year 2017. The total future payments due under contractual obligations for interest total approximately $0.3 million.

Guarantees

From time to time, the Company enters into certain types of agreements that require the Company to indemnify parties against third-party claims. Generally, these agreements relate to: (a) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company’s request or otherwise on its behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for the Company to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of the Company, (c) real estate leases, under which the Company may agree to indemnify the lessors for claims arising from the Company’s use of the property, and (d) agreements with the Company’s directors, officers, and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company has directors and officers liability insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at January 28, 2012 or January 29, 2011, as such liabilities are considered de minimis.

Cash Flows

Operating activities provided cash of $28.8 million and $29.7 million in fiscal 2012 and 2011, respectively, and included the following effects:

•

Cash used for inventories in fiscal year 2012 was $4.5 million, whereas in fiscal year 2011 there was cash provided by inventories of $4.7 million. This change was due to the net addition of stores in fiscal year 2012. The Company opened 52 stores and closed 26 stores in fiscal year 2012.

•

Cash provided by accounts payable (including related party payables) in fiscal 2012 of $20.4 million was due to the timing of vendor payments. Cash provided by accounts payable (including related party payables) in fiscal 2011 of $1.0 million was due to the timing of vendor payments.

•	Depreciation and amortization expenses were $16.6 million and $15.3 million in fiscal 2012 and 2011, respectively. The increase in fiscal 2012 was due to increased capital expenditures.

•

Cash used for accrued expenses was $2.5 million in fiscal 2012 and was due to accruals for capital expenditures offset by reductions of deferred rent balances and the liability for uncertain tax positions. Cash provided by accrued expenses was $0.1 million in fiscal 2011 and was due to higher worker’s compensation accruals and property taxes.

•

Cash provided by accrued income taxes was $0.3 million in fiscal 2012. Cash used by accrued income taxes was $5.0 million in fiscal 2011. The change in accrued income taxes each year is primarily driven by our pre-tax income levels.

Cash used in investing activities in fiscal 2012 and 2011 reflected a net use of cash of $24.5 and $20.3 million, respectively. Cash was used to fund capital expenditures for new store openings, renovation, and improvements to existing stores, warehouse distribution purposes, and investments in management information systems.

Financing activities used cash of $1.6 million in fiscal 2012, primarily to repay debt ($0.4 million), for dividend payments ($0.8 million), and for excess tax decrement from stock based compensation ($0.4 million). Financing activities used cash of $8.2 million in fiscal 2011, primarily to repay debt ($0.4 million), purchase stock ($3.1 million) and for dividend payments ($4.7 million).

Dividends

The Company paid $0.8 million and $4.7 million in dividends in fiscal 2012 and 2011, respectively. See the table below for a summary of dividends paid each quarter in fiscal 2012 and 2011.

	Dividends Paid Per Share
	Fiscal 2012	Fiscal 2011
First Quarter	$0.05	$0.15
Second Quarter	0.00	0.05
Third Quarter	0.00	0.05
Fourth Quarter	0.00	0.05

Annual Total	$0.05	$0.30

Impact of Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements,” to the Consolidated Financial Statements included in this Report for information regarding recent accounting pronouncements.

Related Party Activities

See Note 7, “Related Party Transactions,” to the Consolidated Financial Statements included in this Report for information regarding related party activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Registrant and its subsidiaries are included in response to this item:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders

Books-A-Million, Inc.

We have audited the accompanying consolidated balance sheets of Books-A-Million, Inc. and subsidiaries (the “Company”), as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

April 12, 2012

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except per share and share amounts)

	January 28, 2012	January 29, 2011

Assets
Current Assets:
Cash and cash equivalents	$10,113	$7,813
Accounts receivable, net of allowance for doubtful accounts of $246 and $294, respectively	3,284	4,474
Related party receivables	369	339
Inventories	201,283	196,814
Prepayments and other	8,848	6,038

Total Current Assets	223,897	215,478

Property and Equipment:
Land	2,820	2,543
Buildings	12,678	6,831
Equipment	90,282	82,670
Furniture and fixtures	58,072	58,935
Leasehold improvements	75,139	77,846
Construction in process	985	43

Gross Property and Equipment	239,976	228,868
Less accumulated depreciation and amortization	173,443	174,158

Net Property and Equipment	66,533	54,710

Deferred Income Taxes	—	353

Equity Method Investment	2,240	2,536

Other Assets:
Goodwill	653	653
Notes receivable from related party	1,000	750
Other	1,829	322

Total Other Assets	3,482	1,725

Total Assets	$296,152	$274,802

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable:
Trade	$105,398	$85,880
Related party payables	6,574	5,737
Accrued expenses	41,356	37,375
Deferred income taxes	12,324	12,380
Short-term borrowings	—	5,880

Total Current Liabilities	165,652	147,252

Long-term debt	5,445	—
Deferred rent	8,406	8,745
Deferred Income Taxes	1,035	—
Liability for uncertain tax positions	1,026	1,689

Total Non-current Liabilities	15,912	10,434

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 21,887,869 and 21,574,698 shares issued and 15,733,668 and 15,470,277 shares outstanding at January 28, 2012 and January 29, 2011, respectively	219	216
Additional paid-in capital	94,542	93,340
Treasury stock at cost, 6,154,201 shares at January 28, 2012 and 6,104,421 shares at January 29, 2011	(50,572)	(50,448)
Retained earnings	70,399	74,008

Total Stockholders’ Equity	114,588	117,116

Total Liabilities and Stockholders’ Equity	$296,152	$274,802

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended
	January 28,	January 29,
	2012	2011

	52 weeks	52 weeks

Net revenue	$468,521	$486,125
Cost of products sold, including warehouse distribution and store occupancy costs	335,723	340,200

Gross profit	132,798	145,925

Operating, selling and administrative expenses	120,265	116,242
Impairment charges	229	268
Depreciation and amortization	16,301	15,067

Operating (loss) income	(3,997)	14,348

Interest expense, net	1,341	556

(Loss) income from continuing operations before income taxes	(5,338)	13,792

Provision (benefit) for income taxes	(3,144)	4,378

Net (loss) income before equity method investment	(2,194)	9,414
Net (loss) on equity method investment	(300)	(464)

Net (loss) income from continuing operations	(2,494)	8,950
(Loss) from discontinued operations	(329)	(11)

Net (loss) income	$(2,823)	$8,939

Net (loss) income per share:
Basic
(Loss) earnings from continuing operations	$(0.16)	$0.57
(Loss) earnings from discontinued operations	(0.02)	—

Net (loss) earnings per common share	$(0.18)	$0.57

Weighted average number of shares outstanding – basic	15,729	15,617

Diluted
(Loss) earnings from continuing operations	$(0.16)	$0.57
(Loss) earnings from discontinued operations	(0.02)	—

Net (loss) earnings per common share	$(0.18)	$0.57

Weighted average number of shares outstanding – diluted	15,729	15,623

Dividends per share – declared	$—	$0.20

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity

Balance, January 30, 2010	21,269	$213	$92,044	5,621	$(47,342)	$69,793	$114,708

Net income	—	—	—	—	—	8,939	8,939

Purchase of treasury stock, at cost	—	—	—	483	(3,106)	—	(3,106)
Dividends paid	—	—	—	—	—	(4,724)	(4,724)
Issuance of restricted stock	271	3	1,189	—	—	—	1,192
Forfeiture of restricted stock	(5)	—	(12)	—	—	—	(12)
Issuance of stock for employee stock purchase plan	37	—	92	—	—	—	92
Exercise of stock options	3	—	6	—	—	—	6
Tax benefit from stock-based compensation	—	—	21	—	—	—	21

Balance, January 29, 2011	21,575	$216	$93,340	6,104	$(50,448)	$74,008	$117,116

Net loss	—	—	—	—	—	(2,823)	(2,823)

Purchase of treasury stock, at cost	—	—	—	50	(124)	—	(124)

Dividends paid	—	—	—	—	—	(786)	(786)
Issuance of restricted stock	339	3	1,623	—	—	—	1,626
Forfeiture of restricted stock	(57)	—	(151)	—	—	—	(151)
Issuance of stock for employee stock purchase plan	31	—	104	—	—	—	104
Exercise of stock options	—	—	—	—	—	—	—
Tax decrement from stock-based compensation	—	—	(374)	—	—	—	(374)

Balance, January 28, 2012	21,888	$219	$94,542	6,154	$(50,572)	$70,399	$114,588

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	January 28,	January 29,
	2012	2011

	52 Weeks	52 Weeks
Cash Flows from Operating Activities:
Net (loss) income	$(2,823)	$8,939
Net (loss) income from Discontinued Operations	(329)	(11)

Net (loss) income from Continuing Operations	(2,494)	8,950
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,567	15,340
Stock-based compensation	1,475	1,180
Loss on impairment of assets	229	268
Loss on disposal of property and equipment	693	674
Deferred income taxes	1,332	4,081
Excess tax (benefit) decrement of stock-based compensation	374	(21)
Bad debt expense	41	359
Net loss in equity method investment	300	464
(Increase) decrease in assets:
Accounts receivable	1,149	591
Related party receivables	(30)	297
Inventories	(4,469)	4,696
Prepayments and other	(2,810)	(3,096)
Noncurrent assets (excluding amortization)	(1,703)	(54)
Increase (decrease) in liabilities:
Accounts payable	19,518	(2,963)
Related party payables	837	3,923
Accrued income taxes	289	(5,015)
Accrued expenses	(2,532)	40

Total adjustments	31,260	20,764

Net cash provided by operating activities	28,766	29,714

Cash Flows from Investing Activities:
Capital expenditures	(24,272)	(16,776)
Proceeds from disposal of property and equipment	—	225
Cash paid for acquisition of equity method investment	—	(3,000)
Increase in notes receivable	(250)	(750)

Net cash used in investing activities	(24,522)	(20,301)

Cash Flows from Financing Activities:
Borrowings under credit facilities	189,900	207,470
Repayments under credit facilities	(189,900)	(207,950)
Repayments on long term debt	(435)	—
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	104	98
Purchase of treasury stock	(124)	(3,106)
Payment of dividends	(786)	(4,724)
Excess tax benefit (decrement) from stock-based compensation	(374)	21

Net cash used in financing activities	(1,615)	(8,191)

Cash Flows from Discontinued Operations:
Operating cash flow	(329)	(11)

Net cash used in discontinued operations	(329)	(11)

Net Increase in Cash and Cash Equivalents	2,300	1,211
Cash and Cash Equivalents at Beginning of Year	7,813	6,602

Cash and Cash Equivalents at End of Year	$10,113	$7,813

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$1,160	$549

Income taxes, net of refunds	$1,340	$7,600

Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$6,022	$1,178

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business

Books-A-Million, Inc. and its subsidiaries (the “Company”) are principally engaged in the sale of books, magazines, games, toys and related items through a chain of retail bookstores. As of January 28, 2012 the Company operated 257 bookstores in 31 states and the District of Columbia, which are predominantly located in the eastern United States. The Company also operates a retail Internet website. The Company presently consists of Books-A-Million, Inc. and its four wholly owned subsidiaries, American Wholesale Book Company, Inc., Booksamillion.com, Inc., BAM Card Services, LLC and AL Florence Realty 2010, LLC. All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 9, “Business Segments.”

Fiscal Year

The Company operates on a 52 or 53-week year, with the fiscal year ending on the Saturday closest to January 31. Fiscal years 2012 and 2011 were each 52-week periods.

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

The results for the 52 weeks ended January 29, 2011 contain certain insignificant reclassifications necessary to conform to the presentation of the 52 weeks ended January 28, 2012.

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

The Company sells its Millionaire’s Club Card, which entitles the customer to receive a minimum discount of 10% on all purchases made during the twelve-month membership period, for a non-refundable fee. The Company recognizes this revenue over the twelve-month membership period based upon historical customer usage patterns. Related deferred revenue is included in accrued expenses.

The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. The Company has a gift card subsidiary, BAM Card Services, LLC (“Card Services”), to administer the Company’s gift card program and to provide a more advantageous legal structure. During fiscal 2012, the Company recognized $1.6 million of gift card breakage income. Breakage income for fiscal 2011 was $1.7 million. Gift card breakage income is included in net revenue in the consolidated statements of operations.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vendor Allowances

The Company receives allowances from its vendors from a variety of programs and arrangements, including merchandise placement and co-operative advertising programs. The Company accounts for these allowances under the provisions of Accounting Standards Codification (“ASC”) 605-50, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which addresses the accounting for vendor allowances. Vendor allowances in excess of incremental direct costs are reflected as a reduction of inventory costs and recognized in cost of products sold upon the sale of the related inventory.

Accounts Payable

The Company classifies its checks written but not yet cleared by the bank in accounts payable since the right to offset does not exist as described in the provisions of ASC 210-20-05, Offset Amounts Related to Certain Contracts. Checks are only written and cleared by the bank once approved by management. Amounts included in accounts payable representing checks written but not yet cleared as of January 28, 2012 and January 29, 2011 were $9.4 million and $13.9 million, respectively.

Inventories

Inventories are valued at the lower of cost or market, using the retail method. Market is determined based on the lower of replacement cost or estimated realizable value. Using the retail method, store, and warehouse inventories are valued by applying a calculated cost to retail ratio to the retail value of inventories.

The Company currently utilizes the last-in, first-out (LIFO) method of accounting for inventories. The cumulative difference between replacement and current cost of inventory over stated LIFO value was $4.0 million as of January 28, 2012 and $3.4 million as of January 29, 2011. The estimated replacement cost of inventory is the current first-in, first-out (FIFO) value of $205.3 million as of January 28, 2012.

Physical inventory counts are taken throughout the course of the fiscal period and reconciled to the Company’s records. Accruals for inventory shortages are estimated based upon historical shortage results. As of January 28, 2012 and January 29, 2011 the accrual was $6.9 million and $6.1 million, respectively.

Inventories were:

	Fiscal Year Ended
(In thousands)	January 28, 2012	January 29, 2011
Inventories (at FIFO)	$205,300	$200,238
LIFO reserve	(4,017)	(3,424)

Net inventories	$201,283	$196,814

Property and Equipment

Property and equipment are recorded at cost. Depreciation of equipment and furniture and fixtures is provided on the straight-line method over the estimated service lives, which range from two to ten years. Depreciation of buildings and amortization of leasehold improvements, including remodels, is provided on the straight-line basis over the lesser of the assets’ estimated useful lives (ranging from 2 to 40 years) or, if applicable, the periods of the leases. Determination of useful asset life is based on several factors requiring judgment by management and adherence to generally accepted accounting principles for depreciable periods. Judgment used by management in the determination of useful asset life could relate to any of the following factors: expected use of the asset; expected useful life of similar assets; any legal, regulatory, or contractual provisions that may limit the useful life; and other factors that may impair the economic useful life of the asset. Maintenance and repairs are charged to expense as incurred. Improvement costs, which extend the useful life of an asset, are capitalized to property accounts and depreciated over the asset’s expected remaining life. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the accounts, and the related gain or loss is credited or charged to income.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

The Company’s long-lived assets consist of property and equipment which includes leasehold improvements. At January 28, 2012, the Company had $66.5 million of property and equipment, net of accumulated depreciation, accounting for approximately 22.5% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Impairment losses totaled $0.2 million and $0.3 million in fiscal 2012 and 2011, respectively, and were recorded in impairment charges in the consolidated statements of operations. For all years presented, the impairment losses related to the retail trade business segment.

Goodwill

At January 28, 2012, the Company had $0.7 million of goodwill, accounting for approximately 0.2% of the Company’s total assets. ASC 350, Goodwill and Other Intangible Assets, requires that goodwill and other indefinite life intangible assets be tested for impairment at least annually or earlier if there are impairment indicators. The Company first makes a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If it is determined that impairment testing should be performed, the Company performs a two-step process for impairment testing of goodwill as required by ASC 350. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment.

The valuation approaches are subject to key judgments and assumptions that are sensitive to change, such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital, and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational, and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments.

The Company completed its latest annual impairment test on goodwill during the fourth quarter of fiscal 2012. No impairment loss was recorded in fiscal 2012 or 2011. The Company has noted no subsequent indicators of impairment since our latest test. Changes in market conditions, among other factors, could have a material impact on these estimates.

Deferred Rent

The Company recognizes rent expense by the straight-line method over the lease term, including lease renewal option periods that can be reasonably assured at the inception of the lease. The lease term commences on the date when the Company takes possession and has the right to control use of the leased premises. Also, funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements are recorded as a deferred credit resulting from a lease incentive and are amortized over the lease term as a reduction of rent expense. As of January 28, 2012, deferred rent totaled $9.5 million compared to $10.0 million as of January 29, 2011. Deferred rent includes both long-term and short-term deferred rent payables.

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

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Store Opening Costs

Non-capital expenditures incurred in preparation for opening new retail stores are expensed as incurred.

Store Closing Costs

The Company continually evaluates the profitability of its stores. When the Company closes or relocates a store, the Company incurs unrecoverable costs, including net book value of abandoned fixtures and leasehold improvements, lease termination payments, costs to transfer inventory and usable fixtures, and other costs of vacating the leased location. Such costs are expensed as incurred and are included in operating, selling, and administrative expenses in the consolidated statements of operations. During fiscal 2012 and 2011, the Company recognized store closing costs of $1.4 million and $0.7 million, respectively.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising costs, net of applicable vendor reimbursements of $2.2 million and $2.1 million for fiscal years 2012 and 2011, are charged to operating, selling, and administrative expenses, and totaled $3.3 million and $3.5 million for fiscal years 2012 and 2011, respectively.

Insurance Accruals

The Company is subject to large deductibles under its workers’ compensation and health insurance policies. Amounts are accrued currently for the estimated cost of claims incurred, both reported and unreported.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that result in temporary differences between the amounts recorded in its financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses.

Accounts Receivable and Allowance for Doubtful Accounts

Receivables represent customer, landlord, and other receivables due within one year and are net of any allowance for doubtful accounts. Net receivables were $3.7 million and $4.8 million as of January 28, 2012 and January 29, 2011, respectively. Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The collectability of trade receivable balances is regularly evaluated based on a combination of factors, such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as the case of a bankruptcy filing or other material events impacting its business, a specific accrual for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

Notes Receivable from Related Party

Notes Receivable from Related Party relates to a financing arrangement that exceeds one year and bears interest at a market rate based on the related party’s credit quality and is recorded at face value. Interest is recognized over the life of the notes receivable. The notes receivable are collateralized by substantially all the assets of the related party. The Company has not and does not intend to sell these receivables. See Note 14, “Equity Method Investment” for additional information about the notes receivable.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company places its cash and cash equivalents in high credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the consolidated balance sheet exceeds Federal Deposit Insurance Corporation (FDIC) deposit limits per institution. Amounts due from third party credit card processors for the settlement of debit card, credit card, and electronic check transactions are included as cash equivalents as they are generally collected within three business days. Cash equivalents related to debit card, credit card, and electronic check transactions at January 28, 2012 and January 29, 2011 were $3.1 million and $2.9 million, respectively.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and Use Tax Contingencies

The Company is subject to potential ongoing sales and use tax audits and other tax issues for both its retail and electronic commerce segments. It is the policy of the Company to estimate any potential tax contingency liabilities based on various factors, such as ongoing state audits, historical results of audits at the state level and specific tax issues. Accruals for potential tax contingencies are recorded by the Company when they are deemed to have a probable likelihood of a liability and the liability can be reasonably estimated.

Stockholders’ Equity

Basic net income per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, that could occur if stock options are exercised. Diluted EPS has been computed based on the average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in each respective year. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

	Fiscal Year Ended
(In thousands)	January 28, 2012	January 29, 2011
Weighted average shares outstanding:
Basic	15,729	15,617
Dilutive effect of stock options outstanding	—	6

Diluted	15,729	15,623

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

The Company repurchased 50,000 and 483,000 shares at costs of $0.1 million and $3.1 million during the fiscal years ended January 28, 2012 and January 29, 2011, respectively.

Disclosure of Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are reflected in the accompanying financial statements at cost, which approximates fair value because of the short-term maturity of these instruments. Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities at January 28, 2012 and January 29, 2011, the Company’s debt approximates fair value.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Share-Based Payment. ASC 718 requires the Company to recognize expense related to the fair value of its stock-based compensation awards, including employee stock options.

The Company’s pre-tax compensation cost for stock-based compensation was $1.5 million ($0.9 million net of taxes) and $1.2 million ($0.8 million net of taxes) for the years ended January 28, 2012 and January 29, 2011, respectively, and were recorded in operating, selling, and administrative expenses in the consolidated statements of operations.

Under the Company’s 2005 Incentive Award Plan, employees are entitled to receive dividends on non-vested restricted stock. Pursuant to ASC 718-740, Accounting for Income Tax Benefits of Dividends on Share Based Payment Awards, the Company has recorded a tax benefit on these dividends of $10,000 and $74,000 for fiscal 2012 and 2011, respectively.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2011-08, Testing Goodwill for Impairment, that amends the accounting guidance on goodwill impairment testing, ASC 350. This accounting standard update is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. This accounting standard update also amends existing guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Adoption of this standard does not have a significant impact on the carrying amount of our goodwill.

In August 2010, the FASB issued an Exposure Draft, Leases, (the “Exposure Draft”), which would replace the existing guidance in ASC 840, Leases. Under the Exposure Draft, a lessee’s rights and obligations under leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. The comment period for the Exposure Draft ended on December 15, 2010. In July 2011, the FASB announced that they would extend the comment period. If the proposed guidance becomes effective on the terms currently proposed by the FASB, it will likely have a significant impact on our consolidated financial statements. However, as the final standard has not yet been issued, we are unable to determine at this time the impact this proposed change in accounting standard may have on our consolidated financial statements.

In May 2011, the FASB issued authoritative guidance ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs, relating to fair value measurement and disclosure requirements. The new guidance is intended to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. This authoritative guidance also expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as a description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We do not anticipate that the adoption of this guidance will have a significant impact on our existing fair value measurements or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, requiring most entities to present items of net income and other comprehensive income either in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements of net income and other comprehensive income. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. The Company adopted ASU 2011-05 at the beginning of its 2013 fiscal year, which commenced January 29, 2012.

The FASB issues ASUs to amend the authoritative literature in the Accounting Standards Codification. There have been a number of ASUs to date that amend the original text of the ASC. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, or (iii) are not applicable to the Company. Additionally, there were various other accounting standards and interpretations issued during the fiscal year ended January 28, 2012 that the Company has not yet been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Income Taxes

A summary of the components of the income tax provision (benefit) is as follows (in thousands):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011
Current:
Federal	$(4,576)	$562
State	(116)	(269)

	$(4,692)	$293

Deferred:
Federal	$1,904	$3,888
State	(572)	193

	$1,332	$4,081

Provision (benefit) for income taxes	$(3,360)	$4,374

Income tax expense (benefit) is included in the financial statements as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011
Continuing Operations	$(3,144)	$4,378
Discontinued Operations	(216)	(4)

Total Income Tax Provision	$(3,360)	$4,374

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011
Federal statutory income tax rate	35.0%	35.0%
State income tax provision	4.1%	0.8%
Nondeductible meals and entertainment expense	(0.8%)	0.3%
Other	—	(0.1%)
Uncertain tax benefit adjustment	10.7%	(1.6%)
Federal tax credits	5.3%	(1.5%)

Effective income tax rate	54.3%	32.9%

Temporary differences (in thousands) which created deferred tax assets (liabilities) at January 28, 2012 and January 29, 2011, are as follows:

	As of January 28, 2012		As of January 29, 2011

	Current	Noncurrent	Current	Noncurrent
Depreciation	$—	$(5,471)	$—	$(2,990)
Accruals	1,554	—	1,467	—
Inventory	(12,900)	—	(13,431)	—
State net operating loss carry forwards	—	847	—	199
Deferred rent	426	3,316	479	3,141
Prepaids	(1,498)	—	(1,331)	—
Amortization	—	(10)	—	(80)
Allowance for bad debts	98	—	116	—
State tax	—	73	—	201
Effect of flow-through entity	—	(334)	—	(226)
Stock compensation	(4)	357	320	108
Tax credit carry forwards	—	188	—	—

Deferred tax asset (liability)	$(12,324)	$(1,035)	$(12,380)	$353

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 28, 2012, the Company had state net operating loss carry forwards of $17.0 million that expire beginning in fiscal 2016 through fiscal 2036.

Deferred income tax assets represent items which will be used as a tax deduction or credit in future tax returns or are items of income which have not been recognized for financial statement purposes but were included in the current or prior tax returns for which we have already properly recorded the tax expense in the consolidated statements of operations. At least quarterly, the Company assesses the likelihood that the deferred income tax assets balance will be recovered. The Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of a realization of a deferred income tax asset. To the extent recovery is not more likely than not, a valuation allowance is established against the deferred income tax asset, increasing our income tax expense in the year such determination is made. The Company determined that no such allowance was required at January 28, 2012 and January 29, 2011.

The Company accounts for the recognition, measurement, presentation, and disclosure of uncertain tax positions in accordance with the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The Company evaluates these unrecognized tax benefits each reporting period. As of January 28, 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.0 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 28, 2012	January 29, 2011
Balance at beginning of year	$1,689	$1,901
Additions based on tax positions related to current year	0	14
Reductions for tax positions of previous year	(663)	(226)

Balance at end of year	$1,026	$1,689

The Company and its subsidiaries are subject to United States federal income tax as well as income tax of multiple state jurisdictions. In many cases these uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company has operations in various state jurisdictions, and is not currently under audit in any of them. With few exceptions, we are no longer subject to United States federal, state, or local income tax examinations for years prior to 2008.

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months. These changes may be the result of new federal, state, or local audits. It is also expected that the statute of limitations for certain unrecognized tax benefits will expire in the next 12 months, resulting in a reduction of the liability for unrecognized tax benefits of $0.3 million. The balance of the unrecognized tax benefits is primarily related to uncertain tax positions for which there are no current ongoing federal or state audits and therefore, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.5 million and $0.8 million as of January 28, 2012, and January 29, 2011, respectively, and are recorded as a component of accrued expenses on the consolidated balance sheet. During fiscal years 2012 and 2011 the Company recognized $287,000 and $85,000, respectively, of interest and penalties.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Debt and Lines of Credit

The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a new revolving credit facility (the “New Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which will mature on March 21, 2016. The Credit Agreement replaced a prior $100.0 million credit facility (the “Prior Facility”), which was scheduled to expire in July 2011. Pursuant to the Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company. Under the Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit. The obligations of the Company under the Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders. Additionally, the Credit Agreement contains certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum fixed charge coverage ratio.

The Company had no borrowings outstanding under the New Facility as of January 28, 2012 or the Prior Facility as of January 29, 2011. The face amount of letters of credit issued under the New Facility and the Prior Facility as of January 28, 2012 and January 29, 2011 were $7.9 million and $2.1 million, respectively. The maximum and average outstanding borrowings under the New Facility and Prior Facility (excluding the face amount of letters of credit issued thereunder) during fiscal 2012 and 2011 were $40.0 and $18.2 million, and $31.7 million and $15.3 million, respectively. On March 21, 2011, the Company borrowed approximately $13.0 million under the New Facility and used such funds to repay the approximately $11.6 million outstanding under the Prior Facility and the remainder for general corporate purposes.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”). As of January 28, 2012 and January 29, 2011, there was $5.4 million and $5.9 million of borrowings outstanding, respectively, under the Bond, which bears interest at variable rates. The interest rate on the Bond was 1.4% at January 28, 2012 and January 29, 2011. The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond, unless extended by the bondholder. The bond is held by Wells Fargo Bank National Association (“Wells Fargo”). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc., and Wells Fargo have agreed, among other things, (i) to extend the date on which the Company is obligated to repurchase the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including Booksamillion.com, Inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally (the “New Guaranty”), and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which shall have an initial stated amount of $5,880,000, for the benefit of Wells Fargo.

5.	Leases

The Company leases the premises for its retail bookstores under operating leases, which expire in various years through the year 2023. Many of these leases contain renewal options and require the Company to pay executory costs (such as property taxes, maintenance, and insurance). In addition to fixed minimum rentals, some of the Company’s leases require contingent rentals based on a percentage of sales. The Company also has minimal operating leases for equipment.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of January 28, 2012 are as follows (in thousands):

Fiscal Year	Future Minimum Rent
2013	$41,100
2014	36,604
2015	32,948
2016	24,175
2017	19,890
Subsequent years	25,793

Total	$180,510

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011
Minimum rentals	$40,747	$37,839
Contingent rentals	305	230

Total	$41,052	$38,069

6.	Employee Benefit Plans

401(k) Profit-Sharing Plan

The Company and its subsidiaries maintain a 401(k) plan covering all employees who have completed six months of service and who are at least 21 years of age, and permit participants to make contributions not to exceed 15% of their eligible compensation and participants over 50 years of age are allowed to make catch-up contributions. Limits to contributions by employees are established by the Internal Revenue Code. Company matching and supplemental contributions are made at management’s discretion. Company matching contributions were 50% for fiscal 2012 and 2011. The employer contributions were made on employee contributions up to a maximum of 3% of the employee’s salary for fiscal 2012 and 2011. The expense under this plan was $0.3 million and $0.4 million in fiscal 2012 and 2011, respectively.

2005 Incentive Award Plan

During 2005, the Company adopted and stockholders approved the Books-A-Million, Inc. 2005 Incentive Award Plan (the “2005 Plan”). On May 20, 2010, the stockholders of the Company approved an additional 800,000 shares available for issuance under the 2005 Plan, bringing the aggregate number of shares that may be awarded under the 2005 Plan to 2,000,000. Equity awards under the 2005 Plan have consisted solely of awards of restricted stock. Each year the Compensation Committee of the Board makes awards to the Company’s officers and key employees pursuant to the terms of the 2005 Plan. Shares granted under the 2005 Plan (net of cancellations and forfeitures) were 360,038 and 265,750 in fiscal 2012 and 2011, respectively. In addition, directors who have served eleven consecutive months are eligible for awards, as are newly appointed directors. Shares granted in fiscal 2010 include forfeitures of unvested restricted stock for an employee who resigned during the second quarter of such fiscal year. The compensation expense related to these grants is being expensed over the vesting period for the individual grants. The Company has recorded $1.5 million and $1.2 million of stock-based compensation for the restricted stock grants in fiscal 2012 and 2011, respectively.

There are two types of restricted stock awards to employees. The first type of restricted stock award is “career based shares.” Career based shares are completely unvested until the last day of the third fiscal year after the date of the grant (as applicable based on the service period specified) whereupon such career based shares vest in full if the employee who received the grant is then employed by the Company. The compensation expense for these shares is recognized ratably over the requisite three-year service period. The second type of restricted stock award is “performance based shares.” Performance based shares are earned and issued based on the achievement of certain performance goals for the fiscal year in which they are awarded. If the performance goals are met, the performance based shares that are then issued vest in 50% increments at the end of the first and second fiscal years after the fiscal year in which they were issued if the employee who received the grant is then employed by the Company. Compensation expense for these shares is recognized ratably over the period beginning on the date the Company determines that it is probable the performance goals will be achieved and ending on the last day of the vesting period.

Additionally, there are annual restricted stock grants to directors. Under the Company’s Outside Director Restricted Stock Plan, each director is, on the first day he serves as a director, granted an initial restricted stock grant, which shares of restricted stock vest in one-third increments on each of the first, second, and third anniversaries of the grant date. Additionally, each director who has served at least eleven consecutive months as of the Company’s annual meeting of stockholders receives a restricted stock grant, which shares of restricted stock vest in one-third increments on each of the first, second, third anniversaries of the grant date. The expense related to the directors’ grants is recognized ratably over the three-year vesting period.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Table

A combined summary of the status of restricted stock grants to employees and directors under the 2005 Plan is as follows (shares in thousands):

	Fiscal Year Ended

	January 28, 2012		January 29, 2011

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Shares at beginning of period	396	$7.19	465	$6.28
Shares granted	352	$4.49	271	$7.27
Shares vested	(274)	$6.19	(335)	$6.01
Shares forfeited	(57)	$5.31	(5)	$5.97

Shares at end of period	417	$5.83	396	$7.19

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

	Fiscal Year Ended

	January 28, 2012		January 29, 2011

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	35	$5.56	40	$5.32
Granted	—	—	—	—
Exercised	—	—	(3)	(2.14)
Forfeited	(2)	(4.10)	(2)	(5.95)

Outstanding at end of year	33	$5.65	35	$5.56

Exercisable at end of year	33	$5.65	35	$5.56

During fiscal years 2012 and 2011, the Company recognized tax benefits (decrement) related to the exercise of stock options and restricted stock dividends in the amount of ($374,000) and $21,000, respectively. The tax benefits (decrement) were recorded in paid-in capital in the respective years.

The following table summarizes information about stock options outstanding as of January 28, 2012 (shares in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding at January 28, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at January 28, 2012	Weighted Average Exercise Price
$2.16 - $ 2.37	6	1.01	$2.36	6	$2.36
$3.04 - $ 3.04	6	0.01	$3.04	6	$3.04
$6.13 - $9.62	21	2.25	$7.36	21	$7.36

Totals	33	1.62	$5.65	33	$5.65

The aggregate intrinsic value of outstanding options and exercisable options under the Stock Option Plan at January 28, 2012 was approximately $(0.1) million.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Information

As of January 28, 2012 the Company has $1.3 million of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Stock-based Compensation Expense
2013	$847,000
2014	433,000
2015	52,000
2016	—

Total	$1,332,000

The Company received cash from options exercised during fiscal years 2012 and 2011 of $0 and $6,424, respectively. The impact of these cash receipts is included in cash flows from financing activities in the accompanying consolidated statements of cash flows.

The number of shares of common stock currently reserved under the 2005 Plan for stock-based compensation awards as of January 28, 2012 is 735,329 shares.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. On May 20, 2010, the stockholders of the Company approved an additional 200,000 shares available for issuance under the plan, bringing the aggregate number of shares that may be awarded to 600,000. Of the total reserved shares, 427,138 and 391,987 shares have been purchased as of January 28, 2012 and January 29, 2011, respectively.

Executives’ Deferred Compensation Plan

During fiscal 2006, the Board adopted the Books-A-Million, Inc. Executives’ Deferred Compensation Plan (the “Executives’ Deferred Compensation Plan”). The Executives’ Deferred Compensation Plan provides a select group of management or highly compensated employees of the Company and certain of its subsidiaries (the “Participants”) with the opportunity to defer the receipt of certain cash compensation. Each Participant may elect to defer under the Executives’ Deferred Compensation Plan a portion of his or her cash compensation that may otherwise be payable in a calendar year. A Participant’s compensation deferrals are credited to the Participant’s bookkeeping account (the “Account”) maintained under the Executives’ Deferred Compensation Plan. Each Participant’s Account is credited with a deemed rate of interest and/or earnings or losses depending upon the investment performance of the deemed investment option. There was no cash compensation deferred under the Executives’ Deferred Compensation Plan during fiscal 2012 or 2011.

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

Directors’ Deferred Compensation Plan

During fiscal 2006, the Board adopted the Books-A-Million, Inc. Directors’ Deferred Compensation Plan (the “Directors’ Deferred Compensation Plan”). The Directors’ Deferred Compensation Plan provides the Non-Employee Directors with the opportunity to defer the receipt of certain amounts payable for serving as a member of the Board (the “Fees”). A Non-Employee Director’s Fee deferrals are credited to the Non-Employee Director’s bookkeeping account (the “Account”) maintained under the Directors’ Deferred Compensation Plan. Each participating Non-Employee Director’s Account is credited with a deemed rate of interest and/or earnings or losses depending upon the investment performance of the deemed investment option. There was no cash compensation deferred under the Directors’ Deferred Compensation Plan during fiscal 2012 or 2011.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With certain exceptions, a participating Non-Employee Director’s Account will be paid after the earlier of: (1) a fixed payment date, as elected by the participating Non-Employee Director (if any); or (2) the participating Non-Employee Director’s separation from service on the Board. The participating Non-Employee Director may generally elect that payments be made in a single sum or installments in the year specified by the participating Non-Employee Director or upon the Non-Employee Director’s separation from service on the Board. Additionally, a participating Non-Employee Director may elect to receive payment upon a Change of Control, as defined in, and to the extent permitted by, Section 409A of the Internal Revenue Code of 1986, as amended.

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

The Company purchases a substantial portion of its magazines, as well as certain seasonal music and newspapers, from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate of the Company through common ownership. During fiscal 2012 and 2011, purchases of these items from Anderson Media totaled $20.8 million and $18.9 million, respectively. Amounts receivable from Anderson Media as of January 28, 2012 and January 29, 2011 were $0.2 million and $0.3 million, respectively. Amounts payable to Anderson Media at January 28, 2012 and January 29, 2011 were $5.7 million and $4.8 million, respectively. The Company purchases certain of its collectibles, gifts, and books from Anderson Press, Inc. (“Anderson Press”), an affiliate of the Company through common ownership. During fiscal 2012 and 2011, such purchases from Anderson Press totaled $0.6 million and $1.7 million, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers Limited (“Anco Far East”), an affiliate of the Company through common ownership. The total amount paid to Anco Far East was $1.4 million and $3.3 million for fiscal 2012 and 2011, respectively. These amounts paid to Anco Far East included the actual cost of the product, as well as fees for sourcing and consolidation services. All other costs, other than the sourcing and consolidation service fees, were passed through from other vendors. Anco Far East fees, net of the passed-through costs, for fiscal years 2012 and 2011 were $0.1 million and $0.2 million, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, a former member of the Board of Directors. The lease term is three years, ending on February 28, 2013. During each of the fiscal years 2012 and 2011, the Company paid annual rent of approximately $0.2 million to the trust under this lease. Anderson & Anderson LLC (“A&A”), which is an affiliate of the Company through common ownership, also leases two buildings to the Company. During each of the fiscal years 2012 and 2011, the Company paid A&A a total of $0.4 million in connection with such leases. There are $1.7 million in future minimum rental payments to the trust and A&A on the three leases at January 28, 2012.

The Company subleases certain property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. The Company’s sublease on the property with Hibbett expires in February 2017. One of the Company’s directors, Albert C. Johnson, and Terrance Finley, the Company’s Chief Executive Officer and President, are members of Hibbett’s board of directors. During fiscal 2012 and 2011, the Company received approximately $0.1 million and $0.2 million, respectively, in rental payments from Hibbett. Total future minimum rent payments to the Company under this sublease are $0.5 million as of January 28, 2012.

The Company, A&A, Anderson Promotional Events, Inc. and Anderson Press (collectively, the “Co-Ownership Group”) co-own two airplanes that are used by the Company in its business. The Company owns a 26.0% interest in each of these airplanes. During each of the fiscal years 2012 and 2011, the Company was billed $0.7 million by the other members of the Co-Ownership Group under a cost sharing arrangement for the Company’s use of the two airplanes. The expenses the Company pays for airplane use covers all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and Anderson Private Capital Partners I, L.P. (“APCP”) each have an equity interest in Yogurt Mountain Holding, LLC (“Yogurt Mountain”). The Company owns a 40.0% interest in Yogurt Mountain. The Company also participates with APCP in a line of credit agreement with Yogurt Mountain in connection with its investment. See Note 14, “Equity Method Investment” for additional information regarding the Company’s investment in Yogurt Mountain. Yogurt Mountain had $1.0 million and $0.8 million in borrowings outstanding and due to the Company as of January 28, 2012 and January 29, 2011, respectively. During fiscal year 2012 and fiscal year 2011, the Company paid $0.7 million and $0.1 million, respectively, in franchise fees, royalty fees, and other costs associated with our franchise of seventeen Yogurt Mountain stores within our stores. The Company received $0.5 million and $0.2 million from Yogurt Mountain for interest, monitoring fees, professional fees, and rent during fiscal year 2012 and fiscal year 2011, respectively.

8.	Income or (Loss) from Discontinued Operations

Of the 26 stores closed during fiscal year 2012, the Company closed five stores in markets where the Company does not expect another of its existing stores to absorb the closed store customers. The Company closed one store in fiscal year 2011 in a market where the Company does not expect another of its existing stores to absorb the closed store customers. The operating results of these stores are presented as discontinued in all periods presented. For fiscal years 2012 and 2011, the closed stores had sales of $4.9 million and $8.8 million, respectively. For fiscal years 2012 and 2011, the closed stores had pretax operating loss of $0.5 million and $0.01 million, respectively.

9.	Business Segments

The Company has two reportable operating segments: retail trade and electronic commerce trade. These reportable operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally.

Our chief operating decision makers are our Executive Chairman and our Chief Executive Officer and President. The Company is primarily a retailer of book merchandise. The Company’s two reportable segments are two distinct business units, one a traditional retailer of book merchandise and the other a seller of book merchandise primarily over the Internet. The electronic commerce trade segment is managed separately due to divergent technology and marketing requirements. The retail trade reportable segment also includes the Company’s distribution center operations, which predominantly supplies merchandise to our retail stores. Through the distribution center operations the Company sells books to outside parties on a wholesale basis. These sales are not material.

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

	Fiscal Year Ended
Segment information (in thousands)	January 28, 2012	January 29, 2011
Net Sales
Retail Trade	$453,298	$478,744
Electronic Commerce Trade	29,972	25,483
Intersegment Sales Elimination	(14,749)	(18,102)

Net Sales	$468,521	$486,125

Operating Profit (Loss)
Retail Trade	$(2,906)	$15,769
Electronic Commerce Trade	(113)	(273)
Intersegment Elimination of Certain Costs	(978)	(1,148)

Total Operating Profit (Loss)	$(3,997)	$14,348

Assets
Retail Trade	$292,552	$273,074
Electronic Commerce Trade	3,600	1,728

Total Assets	$296,152	$274,802

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales as a percentage of net sales by merchandise category is as follows:

	January 28, 2012	January 29, 2011

Books and magazines	73.7%	78.1%
General merchandise	11.5%	9.8%
Café	4.4%	4.1%
Electronics, eBooks, and accessories	3.1%	1.2%
Other	7.3%	6.8%

Total	100%	100%

General merchandise consists of gifts, cards, games, toys, collectibles, and similar types of products. Café consists of coffee, tea, yogurt, and other edible products, as well as gift items related to our Joe Muggs cafés. Other products include music, DVDs, and other products.

10.	Commitments and Contingencies

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.

From time to time, the Company enters into certain types of agreements that require the Company to indemnify parties against third party claims. Generally, these agreements relate to: (a) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company’s request or otherwise on its behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for the Company to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of the Company, (c) real estate leases, under which the Company may agree to indemnify the lessors for claims arising from the Company’s use of the property, and (d) agreements with the Company’s directors, officers, and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company has Directors and Officers Liability Insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at each of January 28, 2012 and January 29, 2011, as such liabilities are considered de minimis.

11.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	January 28, 2012	January 29, 2011

Accrued expenses:
Giftcard liabilities to customers	$8,440	$8,750
Salaries, wages, and employee benefits	7,327	8,572
Deferred club card income	7,136	7,309
Accrued capital expenditures	6,022	1,178
Taxes, other than income	3,247	2,868
Occupancy costs	2,359	2,848
Advertising cost	1,145	634
Unclaimed property	452	495
Insurance	589	514
Other	4,639	4,207

	$41,356	$37,375

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Summary of Quarterly Results (Unaudited)

The following tables set forth certain unaudited financial data for the quarters indicated:

	Fiscal Year Ended January 28, 2012
	First	Second	Third	Fourth	Total
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year(1)
Net revenue	$102,399	$104,813	$94,374	$166,935	$468,521
Gross profit	28,217	29,624	24,215	50,742	132,798
Operating profit (loss)	(4,814)	(3,136)	(8,085)	12,038	(3,997)
Net income (loss)	(3,511)	(2,898)	(3,957)	7,543	(2,823)
Net income (loss) per share – basic	(0.22)	(0.18)	(0.25)	0.47	(0.18)
Net income (loss) per share – diluted	(0.22)	(0.18)	(0.25)	0.47	(0.18)

	Fiscal Year Ended January 29, 2011
(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year(1)
Net revenue	$114,779	$117,857	$102,694	$150,795	$486,125
Gross profit	34,578	35,891	28,887	46,569	145,925
Operating profit (loss)	3,325	3,128	(2,931)	10,826	14,348
Net income (loss)	2,004	1,896	(1,746)	6,785	8,939
Net income (loss) per share – basic	0.13	0.12	(0.11)	0.44	0.57
Net income (loss) per share – diluted	0.13	0.12	(0.11)	0.44	0.57

(1)	Amounts include rounding effect.

13.	Fair Value Measurements

ASC 820-10, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of January 28, 2012 the Company had no assets or liabilities which are required to be disclosed under the provisions of ASC 820-10.

The carrying amounts, at fair value or cost plus accrued interest, of other financial instruments reported in the balance sheet for current assets and current liabilities approximate fair value because of the short maturity of these instruments.

At January 28, 2012, there were no borrowings outstanding under our revolving line of credit agreement and there was $5.4 million outstanding under the Bond. The borrowings under our revolving line of credit agreement and the Bond bear interest at the variable rate described in Note 4, “Debt and Lines of Credit” and therefore approximate fair value at January 28, 2012.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Equity Method Investment

The Company holds an equity method investment, which consists of a 40.0% equity interest in Yogurt Mountain Holding, LLC (“Yogurt Mountain”). Yogurt Mountain was formed for the purpose of developing and operating retail yogurt stores and franchising retail yogurt stores to third party franchisees. In March 2010, the Company acquired the equity interest in Yogurt Mountain for $3.0 million. Yogurt Mountain is a separate and distinct legal entity from the Company and its subsidiaries, and has separate assets, liabilities, and operations. The other shareholder interests in Yogurt Mountain of 40.0% and 20.0% are owned by Anderson Private Capital Partners I, L.P., a related party, and Kahn Family Holdings, LLC, respectively.

In connection with the equity method investment, the Company entered a line of credit agreement (the “Line of Credit”) with Yogurt Mountain pursuant to which the Company committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015, bearing interest at 9.0%. Yogurt Mountain must pay an annual commitment fee of 0.25% on the unused portion of the commitment. The proceeds from the Line of Credit must be used by Yogurt Mountain for the purpose of new store growth capital requirements. Effective November 14, 2011, the Company entered into a Forbearance Agreement with Yogurt Mountain, raising the interest rate to 11.0% and limiting the borrowings to $1.0 million. There was $1.0 million and $0.8 million in outstanding borrowings by Yogurt Mountain under the Line of Credit as of January 28, 2012 and January 29, 2011, respectively.

15.	Subsequent Events

In connection with the preparation of its financial statements for the year ended January 28, 2012, the Company has evaluated events that occurred subsequent to January 28, 2012 to determine whether any of these events required disclosure in the 2012 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Executive Chairman, our Chief Executive Officer and President, our Executive Vice President and Chief Administrative Officer, our Chief Financial Officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, with the participation of our Executive Chairman, our Chief Executive Officer and President, our Executive Vice President and Chief Administrative Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Executive Chairman, the Chief Executive Officer and President, the Executive Vice President and Chief Administrative Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective as of January 28, 2012.

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

Under the supervision and with the participation of management, including the Executive Chairman, the Chief Executive Officer and President, the Executive Vice President and Chief Administrative Officer and the Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of January 28, 2012.

(c)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended January 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Corporate Governance

The sections under the heading “Proposal 1-Election of Directors” entitled “Nominees for Election—Term Expiring 2015,” “Incumbent Directors—Term Expiring 2013,” and “Incumbent Directors—Term Expiring 2014” of the Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2012, are incorporated herein by reference. The information under the heading “Corporate Governance and Board Matters” included in the Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2012 is incorporated herein by reference. The information under the heading “Beneficial Ownership of Common Stock” included in the Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2012 is incorporated herein by reference.

Executive Officers

All of our executive officers are elected annually by and serve at the discretion of the Board of Directors. Our current executive officers are listed below:

Name	Age	Position with the Company
Clyde B. Anderson	51	Executive Chairman of the Board

Terrance G. Finley	58	Chief Executive Officer and President

Douglas G. Markham	56	Executive Vice President and Chief Administrative Officer

James F. Turner	48	Executive Vice President/Real Estate and Business Development

Brian W. White	41	Chief Financial Officer

Clyde B. Anderson has served as the Executive Chairman of the Board of Directors since March 13, 2012, having served as Chief Executive Officer of the Company from March 2009 until March 13, 2012, President of the Company from August 2009 until March 13, 2012 and Chairman of the Board from January 2000 until March 13, 2012. Mr. Anderson also previously served as the Company’s Chief Executive Officer from July 1992 until February 2004, as its President from November 1987 to August 1999 and as Executive Chairman of the Board of Directors of the Company from February 2004 to March 2009. He has served as a director of the Company since August 1987. From November 1987 to March 1994, Mr. Anderson served as the Company’s Chief Operating Officer. Mr. Anderson served on the Board of Directors of Hibbett Sports, Inc., a sporting goods retailer, from 1987 to June 2008. Mr. Anderson is the brother of Terry C. Anderson, a member of the Company’s Board of Directors.

Terrance G. Finley has served as the Chief Executive Officer of the Company since March 13, 2012 and as the Company’s President since August 23, 2011. He served as the Company’s Chief Operating Officer from August 23, 2011 until March 13, 2012. Prior to his promotion to the positions of President and Chief Operating Officer on August 23, 2011, Mr. Finley served as Executive Vice President and Chief Merchandising Officer of the Company since August 2009 and as President, Books-A-Million, Inc. Merchandising Group since October 2005. Mr. Finley served as Executive Vice President of Books-A-Million, Inc. from October 2001 to October 2005. Mr. Finley served in various other capacities in the merchandising department from April 1994 to December 1998. Mr. Finley served as the General Manager of Book$mart from February 1992 to April 1994. Prior to joining the Company, Mr. Finley served as the Vice President—Sales for Smithmark Publishers. Mr. Finley was appointed to the Board of Directors of Hibbett Sports, Inc., a sporting goods retailer, on March 14, 2008.

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

James F. Turner has served as the Executive Vice President/Real Estate and Business Development since August 23, 2011. He had previously served as the Company’s Vice President/Real Estate since June 2003. Prior to June 2003, Mr. Turner held several positions in the Company’s finance department, including Controller. Before joining the Company, Mr. Turner served as a Division Controller for Belk, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

The section under the heading “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation”, and “Relationship of Compensation Policies to Risk Management”, included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 22, 2012 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information as of January 28, 2012, regarding the securities that have been authorized for issuance under the Company’s Amended and Restated Stock Option Plan, 2005 Incentive Award Plan and Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise prices of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders:	210,751	(1)	$5.65	(2)	908,191	(3)
Equity compensation plans not approved by stockholders:	—		N/A		—
Total	210,751		$5.65		908,191

(1)	Represents (i) 33,251 shares of common stock issuable with respect to outstanding stock options granted under the Company’s Amended and Restated Stock Option Plan and (ii) 177,500 shares of common stock that are issuable under the Company’s 2005 Incentive Award Plan relating to performance based restricted stock awards made with respect to the 2012 fiscal year.
(2)	Represents the exercise price of the options issued under the Amended and Restated Stock Option Plan.
(3)	Includes (i)735,329 shares of common stock available for future issuance under the Company’s 2005 Incentive Award Plan and (ii) 172,862 shares of common stock available for future issuance under the Company’s Employee Stock Purchase Plan. The Company’s Amended and Restated Stock Option Plan has been terminated, and no shares of common stock are available for future issuance thereunder.

Additional information under the heading “Beneficial Ownership of Common Stock” included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 22, 2012 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections under the headings “Corporate Governance and Board Matters” and “Transactions with Related Persons” included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 22, 2012 are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section under the heading “Proposal 4 – Ratification of Appointment of Independent Registered Public Accounting Firm” titled “Auditor Fees and Services” and the section under the heading “Transactions with Related Persons” included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 22, 2012 are incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The Financial Statements filed as part of this report are listed and indexed on page 23. Schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

(b)	Listed below are all exhibits filed as part of this report.

Exhibit Number

3.1	-	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992 (the “S-1 Registration Statement”)).

3.2	-	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K dated August 20, 2009).

4.1	-	See Exhibits 3.1 and 3.2 hereto incorporated herein.

10.1	-	Lease Agreement between First National Bank of Florence, Alabama, as Trustee, and Bookland Stores, Inc. (which is a predecessor of the Registrant), an Alabama corporation, dated January 30, 1991 (incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement).

10.2	-	Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended January 30, 1999, File No. 0-20664, filed on April 30, 1999).*

10.3	-	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement).*

10.4	-	Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 29, 1994, File No. 0-20664, filed on April 29, 1994).*

10.5	-	1999 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended January 29, 2000, File No. 0-20664, filed on April 28, 2000).*

10.6	-	401(k) Plan adopted September 15, 2003, with SunTrust Bank as Trustee (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 31, 2004, File No. 0-20664, filed April 27, 2004).*

10.7	-	Executive Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended January 28, 1995, File No. 0-20664, filed April 28, 1995).*

10.8	-	Credit Agreement dated as of March 21, 2011, among Books-A-Million, Inc., as Lead Borrower, the other borrowers party hereto, the guarantors party hereto from time to time, the lenders party hereto, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, Regions Bank, as Documentation Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 21, 2011).

10.9	-	Security Agreement dated as of March 21, 2011, among Books-A-Million, Inc., certain other subsidiaries of Books-A-Million, Inc. identified herein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 21, 2011).

10.10	-	Form of Change in Control Agreement, entered into by and between Books-A-Million, Inc. and each of Clyde B. Anderson, Terrance G. Finley, Douglas G. Markham and Brian W. White on March 22, 2011 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated March 21, 2011).*

10.11	-	2005 Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.11 on Form 10-K, File No. 0-20664, filed April 14, 2011)*

10.12	-	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 on Form 8-K, File No. 0-20664, filed August 22, 2005).*

10.13	-	Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 on Form 8-K, File No. 0-20664, filed August 22, 2005).*

10.14	-	Form of Restricted Stock Agreement (Career Based Shares) for restricted stock issued under the 2005 Incentive Award Plan of the Company (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for fiscal year ended February 2, 2008).*

10.15	-	Form of Restricted Stock Agreement (Performance Based Shares) for restricted stock issued under the 2005 Incentive Award Plan of the Company (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for fiscal year ended February 2, 2008) .*

10.16	-	Amended and Restated Bond Purchase, Transfer and Payment Agreement, dated as of June 30, 2011, between American Wholesale Book Company, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated Junse 30, 2011)

10.17	-	Continuing Guaranty, dated as of June 30, 2011, delivered to Wells Fargo Bank, National Association by Books-A-Million, Inc., Booksamillioninc.com, Inc., and BAM Card Services, LLC (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated June 30, 2011)

10.18	-	Supply Agreement dated October 27, 2010 between MSolutions, LLC and the Company (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for fiscal quarter ended October 30, 2010). (Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

21	-	Subsidiaries of the Registrant.

23.1	-	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1	-	Certification of Clyde B. Anderson, Executive Chairman of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	-	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.3	-	Certification of Douglas G. Markham, Executive Vice President and Chief Administrative Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.4	-	Certification of Brian W. White, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	-	Certification of Clyde B. Anderson, Executive Chairman of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	-	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

32.3	-	Certification of Douglas G. Markham, Executive Vice President and Chief Administrative Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

32.4	-	Certification of Brian W. White, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

101.INS**	-	XBRL Instance Document

101.SCH**	-	XBRL Taxonomy Extension Schema Document

101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase Document

*	-	Indicates a management contract or compensatory plan or arrangement.

**	-	Submitted electronically herewith. Pursuant to Rule 406T of Regulation S-T, the interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not files for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(c)	See Item 15(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKS-A-MILLION, INC.

by:	/s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President
Date: April 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President (Principal Executive Officer)
Date: April 12, 2012

/s/ Clyde B. Anderson
Clyde B. Anderson
Executive Chairman of the Board of Directors
Date: April 12, 2012

/s/ Douglas G. Markham
Douglas G. Markham
Executive Vice President and Chief Administrative Officer
Date: April 12, 2012

/s/ Brian W. White
Brian W. White
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 12, 2012

Directors:

/s/ Clyde B. Anderson
Clyde B. Anderson
Date: April 12, 2012

/s/ Ronald G. Bruno
Ronald G. Bruno
Date: April 12, 2012

/s/ J. Barry Mason
J. Barry Mason
Date: April 12, 2012

/s/ Terry C. Anderson
Terry C. Anderson
Date: April 12, 2012

/s/ Albert C. Johnson
Albert C. Johnson
Date: April 12, 2012

/s/ William H. Rogers, Jr.
William H. Rogers, Jr.
Date: April 12, 2012