Form 10-Q
period 2012-04-28
BOOKS A MILLION INC
filed 2012-06-07
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 28, 2012

- OR -

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 0-20664

BOOKS-A-MILLION, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	63-0798460
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

402 Industrial Lane, Birmingham, Alabama	35211
(Address of principal executive offices)	(Zip Code)

(205) 942-3737

(Registrant’s Telephone number, including area code)

N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of June 5, 2012 were 15,969,214 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except per share and share amounts)

(Unaudited)

	April 28, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,988	$10,113
Accounts receivable, net of allowance for doubtful accounts of $157 and $246, respectively	3,274	3,284
Related party receivables (Note 4)	243	369
Inventories	202,499	201,283
Prepayments and other assets	10,417	8,848

Total current assets	221,421	223,897

Property and equipment
Gross property and equipment	239,943	239,976
Less accumulated depreciation and amortization	(175,640)	(173,443)

Property and equipment, net	64,303	66,533

Equity method investment (Note 13)	2,134	2,240
Related party notes receivable (Note 4)	1,000	1,000
Other assets	2,436	2,482

Total assets	$291,294	$296,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$75,144	$105,398
Related party accounts payable (Note 4)	3,117	6,574
Accrued expenses	33,324	41,356
Deferred income taxes	13,330	12,324
Short-term borrowings (Note 9)	38,460	—

Total current liabilities	163,375	165,652

Long-term debt (Note 9)	5,445	5,445
Deferred rent	8,189	8,406
Deferred income taxes	401	1,035
Liability for uncertain tax positions	1,042	1,026

Total non-current liabilities	15,077	15,912

Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 22,113,415 and 21,887,869 shares issued and 15,959,214 and 15,733,668 shares outstanding at April 28, 2012 and January 28, 2012, respectively	221	219
Additional paid-in capital	94,736	94,542
Treasury stock, at cost, 6,154,201 shares repurchased at April 28, 2012 and January 28, 2012	(50,572)	(50,572)
Retained earnings	68,457	70,399

Total stockholders’ equity	112,842	114,588

Total liabilities and stockholders’ equity	$291,294	$296,152

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net sales	$113,100	$102,399
Cost of products sold, including warehouse distribution and store occupancy costs	82,260	74,182

Gross profit	30,840	28,217
Operating, selling and administrative expenses	28,932	29,118
Depreciation and amortization	4,154	3,912

Operating loss from continuing operations	(2,246)	(4,813)
Interest expense, net	438	219

Loss from continuing operations, before income taxes	(2,684)	(5,032)
Income tax benefit	(844)	(1,556)

Net loss from continuing operations before equity method investment	(1,840)	(3,476)
Net (loss) income on equity method investment	(102)	46

Net loss from continuing operations	(1,942)	(3,430)
Loss from discontinued operations	—	(81)

Net loss	$(1,942)	$(3,511)

Net loss per share:
Basic and Diluted
Net loss from continuing operations	$(0.13)	$(0.22)
Net loss from discontinued operations	—	—

Net loss per common share	$(0.13)	$(0.22)

Weighted average number of shares outstanding – basic and diluted	15,343	15,646

Dividends paid per share	$—	$0.05

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Cash Flows from Operating Activities:
Net loss	$(1,942)	$(3,511)
Net loss from discontinued operations	—	(81)

Net loss from continuing operations	(1,942)	(3,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,154	4,010
Stock-based compensation	149	347
Loss on impairment of assets	75	183
Loss on disposal of property and equipment	78	232
Deferred income taxes	372	(2,506)
Excess tax benefit from stock-based compensation	41	(3)
Bad debt expense	66	88
Net loss (income) on equity method investment	102	(46)
(Increase) decrease in assets:
Accounts receivable	(56)	1,213
Related party receivables	126	215
Inventories	(1,216)	(4,128)
Prepayments and other assets	(1,569)	601
Noncurrent assets	32	(920)
Increase (decrease) in liabilities:
Trade accounts payable	(30,254)	(5,186)
Related party accounts payable	(3,457)	(225)
Accrued income taxes	(24)	29
Accrued expenses and deferred rent	(3,135)	(5,847)

Total adjustments	(34,516)	(11,943)

Net cash used in operating activities	(36,458)	(15,373)

Cash Flows from Investing Activities:
Capital expenditures	(7,174)	(2,205)
Increase in notes receivable	—	(250)

Net cash used in investing activities	(7,174)	(2,455)

Cash Flows from Financing Activities:
Borrowings under credit facilities	76,070	54,150
Repayments under credit facilities	(37,610)	(39,070)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	88	104
Payment of dividends	—	(786)
Excess tax (payment) benefit from stock based compensation	(41)	3

Net cash provided by financing activities	38,507	14,401

Cash Flows from Discontinued Operations:
Operating Cash Flows	—	(81)

Net cash used in discontinued operations	—	(81)

Net Decrease in Cash and Cash Equivalents	(5,125)	(3,508)
Cash and Cash Equivalents at Beginning of Period	10,113	7,813

Cash and Cash Equivalents at End of Period	$4,988	$4,305

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$418	$146

Net income taxes	$64	$2

Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$911	$298

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Books-A-Million, Inc. and its subsidiaries (collectively, the “Company”). The Company consists of Books-A-Million, Inc. and its five wholly-owned subsidiaries, American Wholesale Book Company, Inc., Booksamillion.com, Inc., BAM Card Services, LLC, AL Florence Realty Holdings 2010, LLC and Preferred Growth Properties, LLC. All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 7.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain financial information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of April 28, 2012 and January 28, 2012, and the results of its operations and cash flows for the periods presented.

The Company’s business, like that of many retailers, is seasonal, with a large portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. Thus, the quarterly results of operations are not necessarily indicative of annual results.

Certain insignificant reclassifications to amounts included in this report for prior periods were necessary to conform to the presentation of the thirteen weeks ended April 28, 2012 due to discontinued operations.

Stock-Based Compensation

The Company’s pre-tax compensation cost for stock-based employee compensation was approximately $0.1 million and $0.3 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

Stock Option Plan

A summary of the status of the Company’s Amended and Restated Stock Option Plan (the “Stock Option Plan”) is as follows (shares in thousands):

	Thirteen Weeks Ended April 28, 2012
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	33	$5.65
Options granted	—	N/A
Options exercised	—	N/A
Options forfeited	(6)	3.04

Options outstanding at end of period	27	$6.22

Options exercisable at end of period	27	$6.22

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information about stock options outstanding and exercisable under the Stock Option Plan as of April 28, 2012 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding at April 28, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at April 28, 2012	Weighted Average Exercise Price
$2.16 - $2.37	6	0.76	$2.36	6	$2.36
$6.13 - $9.62	21	2.00	$7.36	21	$7.36

Totals	27	1.72	$6.22	27	$6.22

The aggregate intrinsic value for outstanding and exercisable options under the Stock Option Plan at April 28, 2012 was approximately $(0.1) million. There were no options exercised during the thirteen week periods ended April 28, 2012 or April 30, 2011.

2005 Incentive Award Plan

During 2005, the Company adopted and the Company’s stockholders approved the Books-A-Million, Inc. 2005 Incentive Award Plan (as amended, the “2005 Plan”). An aggregate of 2,000,000 shares of common stock may be awarded under the 2005 Plan. From June 1, 2005 through April 28, 2012, equity awards under the 2005 Plan have consisted solely of awards of restricted stock. As of April 28, 2012, the number of shares of common stock currently reserved for issuance under the 2005 Plan for outstanding stock-based awards was 544,934 shares.

Restricted Stock Table

A summary of the status of unvested restricted stock grants to employees and directors under the 2005 Plan is as follows (shares in thousands):

	Thirteen Weeks Ended April 28, 2012
	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	417	$5.83
Shares granted	225	3.15
Shares vested	(13)	5.24
Shares forfeited	(35)	5.19

Shares at end of period	594	$4.87

The Company’s unvested restricted stock participates in any dividends declared and retains voting rights for the granted shares.

Other Information

As of April 28, 2012, the Company had approximately $1.7 million of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Stock-Based Compensation Expense
2013	$771,000
2014	649,000
2015	291,000
2016	2,000

Total	$1,713,000

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company maintains an employee stock purchase plan (as amended, the “Amended and Restated Employee Stock Purchase Plan”) under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. An aggregate of 600,000 shares are available for issuance to participants in the Amended and Restated Employee Stock Purchase Plan. The Company received cash proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during each of the thirteen week periods ended April 28, 2012 and April 30, 2011 of $0.1 million. The impact of these cash receipts is included in financing activities in the accompanying condensed consolidated statements of cash flows.

2.	Recent Accounting Pronouncements

In August 2010, the FASB issued an Exposure Draft, Leases (the “Exposure Draft”), which would replace the existing guidance in ASC 840, Leases. Under the Exposure Draft, a lessee’s rights and obligations under leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. The comment period for the Exposure Draft ended on December 15, 2010. In July 2011, the FASB announced that it would extend the comment period. If the proposed guidance becomes effective on the terms currently proposed by the FASB, it will likely have a significant impact on our consolidated financial statements. However, as the final standard has not yet been issued, we are unable to determine at this time the impact that this proposed change in accounting standard may have on our consolidated financial statements.

In May 2011, the FASB issued authoritative guidance, ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRs, relating to fair value measurement and disclosure requirements. The new guidance is intended to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. This authoritative guidance also expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as a description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted its provisions on January 29, 2012, and the adoption did not have a significant impact on our existing fair value measurements or disclosures.

The FASB issues ASUs to amend the authoritative literature in the Accounting Standards Codification. There have been a number of ASUs to date that amend the original text of the ASC. Except for the ASU listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, or (iii) are not currently applicable to the Company. Additionally, there were various other accounting standards and interpretations issued during the quarter ended April 28, 2012 that the Company has not yet been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

3.	Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution, using the treasury stock method, that could occur if share based payments are exercised. Diluted net loss per common share has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in the thirteen week periods.

For the thirteen week periods ended April 28, 2012 and April 30, 2011, certain share based payments were outstanding but were excluded from the computation of diluted weighted average shares outstanding because their effect would have been anti-dilutive due to the net loss in both periods presented.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Related Party Transactions

Charles C. Anderson, Chairman Emeritus and a former director of the Company, Terry C. Anderson, a director of the Company, and Clyde B. Anderson, the Executive Chairman of the Company, have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities (“related parties”) are summarized in the following paragraphs.

The Company purchases a substantial portion of its magazines, as well as certain of its seasonal music, from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate of the Company through common ownership. During the thirteen weeks ended April 28, 2012 and April 30, 2011, purchases of these items from Anderson Media totaled $3.5 million and $4.4 million, respectively. Amounts receivable from Anderson Media as of April 28, 2012 and January 28, 2012 were $0.1 million and $0.2 million, respectively. Amounts payable to Anderson Media at April 28, 2012 and January 28, 2012 were $2.0 million and $5.7 million, respectively. The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate of the Company through common ownership. During the thirteen weeks ended April 28, 2012 and April 30, 2011, such purchases from Anderson Press totaled $0.2 and $0.4 million, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate of the Company through common ownership. The total amount paid to Anco Far East was $0.1 million and $0.3 million during the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. These amounts paid to Anco Far East included the actual cost of the product, as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $10,000 and $20,000 during the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. The Company’s lease on the building expires in February 2013. During each of the thirteen week periods ended April 28, 2012 and April 30, 2011, the Company paid rent of $39,000 to the trust under this lease. Anderson & Anderson LLC (“A&A”), an affiliate of the Company through common ownership, also leases two buildings to the Company. During each of the thirteen week periods ended April 28, 2012 and April 30, 2011, the Company paid A&A a total of $0.1 million in connection with such leases. A total of minimum future rental payments under all of these related party leases is $1.6 million at April 28, 2012.

The Company subleases certain property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. The Company’s sublease on the property with Hibbett expires in October 2016. One of the Company’s directors, Albert C. Johnson, and Terrance G. Finley, Chief Executive Officer and President of the Company, are members of Hibbett’s Board of Directors. During the thirteen week periods ended April 28, 2012 and April 30, 2011, the Company received zero and $40,000, respectively, in rent payments from Hibbett. A total of minimum future rental payments under this related party lease is $0.5 million at April 28, 2012.

The Company, A&A, American Promotional Events, Inc. and Anderson Press (collectively the “Co-ownership Group”) co-own two airplanes that are used by the Company in its business. The Company owns a 26.0% interest in each of these airplanes. During the thirteen week periods ended April 28, 2012 and April 30, 2011, the Company was billed $0.1 million and $0.2 million, respectively, by the Co-Ownership Group under a cost sharing arrangement for the Company’s use of the two airplanes. The expenses that the Company pays for airplane use cover all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs.

The Company and Anderson Private Capital Partners I, L.P. (“APCP”), an affiliate of the Company through common ownership, each have an equity interest in Yogurt Mountain Holding, LLC (“Yogurt Mountain”). The Company also participates with APCP in a line of credit agreement with Yogurt Mountain in connection with its investment. See Note 13, Equity Method Investment, for additional information regarding the Company’s investment in Yogurt Mountain. As of April 28, 2012 and January 28, 2012, Yogurt Mountain had $1.0 million in borrowings outstanding and due to the Company. For each of the thirteen week periods ended April 28, 2012 and April 30, 2011, the Company paid $0.1 million in franchise fees, royalty fees and other costs associated with the Company’s franchise of Yogurt Mountain stores within the Company’s stores. For the thirteen week periods ended April 28, 2012 and April 30, 2011, the Company received $0.1 million and $40,000, respectively, from Yogurt Mountain for interest, monitoring fees, professional fees and rent.

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

From time to time, the Company enters into certain types of agreements that require the Company to indemnify parties against third party claims. Generally, these agreements relate to: (a) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions that they take at the Company’s request or otherwise on its behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for the Company to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of the Company, (c) real estate leases, under which the Company may agree to indemnify the lessors for claims arising from the Company’s use of the property, and (d) agreements with the Company’s directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company maintains a Directors and Officers Liability Insurance Policy, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at April 28, 2012 or January 28, 2012, as such potential liabilities are considered de minimis.

6.	Inventories

The Company currently utilizes the last-in, first-out (“LIFO”) method of accounting for inventories. An actual valuation under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. The cumulative difference between replacement and current cost of inventory over stated LIFO value is $4.1 million and $4.0 million as of April 28, 2012 and January 28, 2012, respectively. The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value.

Inventory balances at April 28, 2012 and January 28, 2012 were as follows (in thousands):

	April 28, 2012	January 28, 2012
Inventories (at FIFO)	$206,641	$205,300
LIFO reserve	(4,142)	(4,017)

Net inventories	$202,499	$201,283

7.	Business Segments

The Company has two reportable operating segments: retail trade and electronic commerce trade. These reportable operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally.

Our chief operating decision makers are our Executive Chairman and our Chief Executive Officer and President. The Company is primarily a retailer of book merchandise. The Company’s two reportable segments are two distinct business units, one a traditional retailer of book merchandise and the other a seller of book merchandise primarily over the Internet. The electronic commerce trade segment is managed separately due to divergent technology and marketing requirements. The retail trade reportable segment also includes the Company’s distribution center operations, which predominantly supply merchandise to our retail stores. Through the distribution center operations, the Company sells books to outside parties on a wholesale basis. These sales are not material.

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

	Thirteen Weeks Ended
Segment Information (in thousands)	April 28, 2012	April 30, 2011
Net Sales
Retail Trade	$111,025	$99,872
Electronic Commerce Trade	6,279	6,108
Intersegment Sales Elimination	(4,204)	(3,581)

Net Sales	$113,100	$102,399

Operating (Loss) Income
Retail Trade	$(2,169)	$(4,843)
Electronic Commerce Trade	(320)	(169)
Intersegment Elimination of Certain Costs	243	199

Total Operating (Loss) Income	$(2,246)	$(4,813)

	April 28, 2012	January 28, 2012
Assets
Retail Trade	$288,235	$292,552
Electronic Commerce Trade	3,059	3,600

Total Assets	$291,294	$296,152

For the thirteen week periods ended April 28, 2012 and April 30, 2011, respectively, sales by merchandise category, as a percentage of total net sales, were as follows:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Books and Magazines	75.3%	76.9%
General Merchandise	10.7%	9.4%
Café	4.9%	4.7%
Electronics, eBooks and accessories	2.0%	2.4%
Other	7.1%	6.6%

Total	100.0%	100.0%

General merchandise consists of gifts, cards, games, toys, collectibles and similar types of products. Café consists of coffee, tea, yogurt and other edible products, as well as gift items related to our Joe Muggs cafés. Other products include music, DVDs and other products.

8.	Discontinued Operations

The Company did not close any stores in a market where the Company does not expect another of its existing stores to absorb the closed store’s customers during the thirteen weeks ended April 28, 2012. The Company closed five stores in fiscal year 2012 in markets where the Company does not expect another of its existing stores to absorb the closed store’s customers. The operating results of these stores are presented as discontinued in all periods presented. For the thirteen weeks ended April 28, 2012, there was no impact to operating results due to these closed stores. For the thirteen weeks ended April 30, 2011, the closed stores had sales of $1.6 million and pretax operating loss of $0.1 million. The Company continues to report in discontinued operations stores closed in prior periods where the Company does not expect to retain the closed stores’ customers at another store.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Debt and Lines of Credit

The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility, described below. On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a revolving credit facility (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which matures on March 21, 2016. As of April 28, 2012, the maximum principal amount available under the Credit Facility was $125.4 million, based on the calculated borrowing base availability at that time. Interest on borrowings under the Credit Facility is determined based upon the LIBOR rate plus an applicable margin (as specified in the Credit Agreement). Pursuant to the Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company. Under the Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit. The obligations of the Company under the Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders. Additionally, the Credit Agreement contains certain non-financial covenants. The Company was in compliance with these covenants at April 28, 2012.

As of April 28, 2012, there were outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) of $38.5 million, which bear interest at variable rates (2.19% as of April 28, 2012 based on the 7-day LIBOR rate plus the applicable spread as of such date). The Company had no borrowings outstanding under the Credit Facility (excluding the face amount of letters of credit issued thereunder) as of January 28, 2012. The face amount of letters of credit issued under the Credit Facility as of April 28, 2012 was $7.5 million. The face amount of letters of credit issued under the Credit Facility as of January 28, 2012 was $7.9 million. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the thirteen weeks ended April 28, 2012 were $48.2 million and $38.8 million, respectively.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”). As of April 28, 2012 and January 28, 2012, there was $5.4 million outstanding under the Bond, which bears interest at a variable rate. The interest rate on the Bond was 1.3% and 1.4% at April 28, 2012 and January 28, 2012, respectively. The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond, unless extended by the bondholder. The bond is held by Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc. (“American Wholesale”), and Wells Fargo agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including Booksamillion.com, Inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally, and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which was $5,445,000 as of April 28, 2012, for the benefit of Wells Fargo.

Interest expense on all Company indebtedness for the thirteen weeks ended April 28, 2012 and April 30, 2011 was $0.5 million and $0.2 million, respectively.

10.	Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to fiscal 2011. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years prior to fiscal 2009.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of April 28, 2012, the gross amount of unrecognized tax benefits was $0.5 million, all of which would affect the effective tax rate if recognized. The amount of unrecognized tax benefits, including interest and penalties, that would no longer need to be accrued due to the passage of various statutes of limitations in the next 12 months is $0.3 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $0.5 million in interest and penalties related to unrecognized tax benefits accrued as of April 28, 2012 and January 28, 2012. The Company’s total liability for unrecognized tax benefits, including interest and penalties, as of April 28, 2012 and January 28, 2012, was $1.0 million.

The Company’s effective tax rate, including the impact of its equity method investment, for the thirteen weeks ended April 28, 2012 was 30.3%, versus an effective tax rate of 31.2% for the thirteen weeks ended April 30, 2011. The decrease in our effective tax rate over last year was driven by the establishment of a valuation allowance related to certain net operating losses combined with a decrease in realizable tax credits in the current year resulting from the expiration of certain federal employment tax credits.

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

The Company’s condensed consolidated balance sheet as of April 28, 2012 includes a gross deferred tax asset of $1.1 million related to a carryforward for state net operating losses. The deferred tax asset is presented net of the deferred tax liability on the condensed consolidated balance sheet. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal year ended January 28, 2012 due principally to difficult market and macroeconomic conditions. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $0.2 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance for the $0.2 million has been established. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. While one of the companies in the consolidated group has incurred a cumulative loss in recent years, after evaluating all available evidence, including its past operating results, the macroeconomic factors contributing to the 2012 fiscal year loss, the length of the carryforward periods available and the availability of prudent and feasible tax planning strategies, the Company concluded that it is more likely than not that the net deferred tax asset, net of the $0.2 million valuation allowance related to state net operating losses, will be realized. The Company will continue to assess the amount of the valuation allowance in the future.

As of the current reporting period, the Company computed the annual effective tax rate based on guidance within ASC 740-270-55, which describes the proper calculation of an interim tax rate for a seasonal business with a year to date loss.

11.	Fair Value Measurements

The carrying amounts of other financial instruments reported on the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

At April 28, 2012, there was $38.5 million outstanding under our revolving line of credit agreement (excluding the face amount of letters of credit issued under the credit agreement) and $5.4 million outstanding under the Bond. The borrowings under our revolving line of credit agreement and the Bond approximate fair value at April 28, 2012.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Gift Card Revenue Recognition

The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote based on historical trends (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Breakage income for each of the thirteen week periods ended April 28, 2012 and April 30, 2011 was $0.2 million.

13.	Equity Method Investment

The Company holds an equity method investment, which consists of a 40.0% equity interest in Yogurt Mountain Holding, LLC (“Yogurt Mountain”). Yogurt Mountain was formed for the purpose of developing and operating retail yogurt stores and franchising retail yogurt stores to third party franchisees. In March 2010, the Company acquired the equity interest in Yogurt Mountain for $3.0 million. Yogurt Mountain is a separate and distinct legal entity from the Company and its subsidiaries, and has separate assets, liabilities and operations. The other shareholder interests in Yogurt Mountain of 40.0% and 20.0% are owned by APCP, a related party, and Kahn Family Holdings, LLC, respectively.

In connection with the equity method investment, the Company entered into a line of credit agreement (the “Line of Credit”) with Yogurt Mountain pursuant to which the Company committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015, bearing interest at 9.0%. Yogurt Mountain must pay an annual commitment fee of 0.25% on the unused portion of the commitment. The proceeds from the Line of Credit must be used by Yogurt Mountain for the purpose of new store growth capital requirements. Effective November 14, 2011, the Company entered into a Forbearance Agreement with Yogurt Mountain, raising the interest rate to 11.0% and limiting the borrowings under the line of credit to $1.0 million. There was $1.0 million in outstanding borrowings by Yogurt Mountain under the Line of Credit as of April 28, 2012 and January 28, 2012.

14.	Subsequent Events

On April 28, 2012, the Company received a non-binding proposal from Clyde B. Anderson, its Executive Chairman, proposing a potential transaction in which the Anderson family would acquire all of the outstanding publicly-held shares of the common stock of the Company through a merger of the Company with an acquisition vehicle to be formed by the Anderson family. Additional details regarding the proposal were included in the Company’s press release dated April 30, 2012 and Current Report on Form 8-K filed with the SEC on April 30, 2012. The Company’s Board of Directors has established a Special Committee of independent directors, comprised of Albert C. Johnson and J. Barry Mason, to review and consider the proposal. No decision has been made with respect to the Company’s response to the proposal. Since the announcement of the proposal, Company stockholders have filed seven separate lawsuits in Delaware state court against the Company, members of the Anderson family and the Company’s Board of Directors alleging that Mr. Anderson and the members of the Board of Directors breached their fiduciary duties to Company stockholders. It is too early to assess the likelihood of a resolution of these matters or the possibility of an unfavorable outcome.

The Company is not otherwise aware of any subsequent events that would require recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause the actual results, performance or achievements of Books-A-Million, Inc. (the “Company”) or the results of its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company’s specific market areas; inflation or deflation; economic conditions in general and in the Company’s specific market areas, including the length of time that the United States economy remains in the current economic downturn; the number of store openings and closings; the profitability of certain product lines, capital expenditures and future liquidity; liability and other claims asserted against the Company; the impact of electronic books and e-content; uncertainties related to the Internet and the Company’s Internet operations; the factors described in PART I, ITEM 1A, RISK FACTORS in our Annual Report on Form 10-K for the year ended January 28, 2012; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

We were founded in 1917 and, as of April 28, 2012, operated 255 retail bookstores, including 202 superstores, concentrated primarily in the eastern United States.

Our growth strategy consists of expanding product offerings and opening stores in new and existing market areas. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats.

Comparable store sales are determined each fiscal quarter during the year based on all stores that have been open at least 12 full months as of the first day of the fiscal quarter. Any stores closed during a fiscal quarter are included in comparable store sales until they close. Remodeled and relocated stores are also included as comparable stores. The factors affecting the future trend of comparable store sales include, among others, overall demand for products that the Company sells, the Company’s marketing programs, pricing strategies, store operations and competition.

The Company’s business, like that of many retailers, is seasonal, with a large portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season.

Recent Developments

On April 28, 2012, the Company received a non-binding proposal from Clyde B. Anderson, its Executive Chairman, proposing a potential transaction in which the Anderson family would acquire all of the outstanding publicly-held shares of the common stock of the Company through a merger of the Company with an acquisition vehicle to be formed by the Anderson family. Additional details regarding the proposal were included in the Company’s press release dated April 30, 2012 and Current Report on Form 8-K filed with the SEC on April 30, 2012. The Company’s Board of Directors has established a Special Committee of independent directors, comprised of Albert C. Johnson and J. Barry Mason, to review and consider the proposal. No decision has been made with respect to the Company’s response to the proposal.

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net sales	100.0%	100.0%
Gross profit	27.3%	27.6%
Operating, selling and administrative expenses	25.6%	28.4%
Depreciation and amortization	3.7%	3.8%
Operating loss from continuing operations	(2.0)%	(4.7)%
Interest expense, net	0.4%	0.2%
Loss from continuing operations, before income taxes	(2.4)%	(4.9)%
Income tax benefit	(0.7)%	(1.5)%
Net (loss) income on equity method investment	(0.1)%	—
Net loss from continuing operations	(1.7)%	(3.3)%
Loss from discontinued operations	—	(0.1)%
Net loss	(1.7)%	(3.4)%

The following table sets forth net sales data by segment for the periods presented:

Segment Information (dollars in thousands)

Net Sales	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011	$ Change	% Change
Retail Trade	$111,025	$99,872	$11,153	11.2%
Electronic Commerce Trade	6,279	6,108	171	2.8%
Intersegment Sales Elimination	(4,204)	(3,581)	(623)	(17.4)%

Net Sales	$113,100	$102,399	$10,701	10.5%

The increase in net sales for the retail trade segment for the thirteen weeks ended April 28, 2012, compared to the thirteen weeks ended April 30, 2011, resulted from sales from the 52 stores opened during fiscal 2012, offset by reduced sales from 28 closed stores (including two that were closed in the thirteen weeks ended April 28, 2012) and lower comparable store sales. Comparable store sales for the thirteen weeks ended April 28, 2012 decreased $3.6 million, or 4.2%, to $83.6 million when compared with the same thirteen week period for the prior year. The decrease in comparable store sales for the thirteen week period ended April 28, 2012 was due to the continuing transition of certain book categories to an electronic format.

The 2.8% increase in net sales for the electronic commerce trade segment for the thirteen weeks ended April 28, 2012 was due to sales of Nook E-Readers and traditional Internet sales.

Gross profit increased $2.6 million, or 9.3%, to $30.8 million for the thirteen weeks ended April 28, 2012, when compared with $28.2 million in the same thirteen week period for the prior year. Gross profit as a percentage of net sales for the thirteen weeks ended April 28, 2012 and April 30, 2011 was 27.3% and 27.6%, respectively. The decrease in gross profit percentage of net sales for the thirteen week period ended April 28, 2012 was due to the de-leveraging of occupancy costs due to lower comparable store sales offset by lower warehouse and distribution costs.

Operating, selling and administrative expenses were $28.9 million for the thirteen weeks ended April 28, 2012, compared to $29.1 million during the same period last year. The slight decrease in operating, selling and administrative expenses compared to the same thirteen week period last year was due to cost containment measures in our stores, lower advertising costs and lower health insurance costs. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended April 28, 2012 decreased to 25.6% from 28.4% from the same period last year due to the cost control measures described above and the leverage of these lower costs over higher sales volume.

Depreciation and amortization expenses increased 6.2% to $4.2 million in the thirteen week period ended April 28, 2012 compared to the thirteen week period ended April 30, 2011. The increase was the result of capital investments made for new stores in fiscal 2012. Depreciation and amortization expenses as a percentage of net sales for the thirteen weeks ended April 28, 2012 totaled 3.7%, which is 0.1% lower than the same period last year.

The following table sets forth operating loss data by segment for the periods presented:

Segment Information (dollars in thousands)

Operating Loss before discontinued operations	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011	$ Change	% Change
Retail Trade	$(2,169)	$(4,843)	$2,674	55.2%
Electronic Commerce Trade	(320)	(169)	(151)	(89.4)%
Intersegment Elimination of Certain Costs	243	199	44	22.1%

Operating loss	$(2,246)	$(4,813)	$2,567	53.3%

The $2.7 million decrease in operating loss for the retail trade segment for the thirteen week period ended April 28, 2012 compared to the same period in the prior year was due to the impact of higher sales and controlled store and corporate costs. The operating loss of the electronic commerce trade segment increased for the thirteen week period ended April 28, 2012 due to increased net shipping costs associated with consumer direct sales offset by reduced bad debt expense.

Net interest expense was $0.4 million, or 0.4% of net sales, for the thirteen weeks ended April 28, 2012, compared to $0.2 million, or 0.2% of net sales, in the same period last year. The increase in net interest expense was due to higher average outstanding borrowings. Average borrowing was higher during the thirteen weeks ended April 28, 2012 due to increased capital expenditures in the second half of fiscal 2012 related to the stores opened during that period.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility, described below. On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a revolving credit facility (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which matures on March 21, 2016. As of April 28, 2012, the maximum principal amount available under the Credit Facility was $125.4 million, based on the calculated borrowing base availability at that time. Interest on borrowings under the Credit Facility is determined based upon the LIBOR rate plus an applicable margin (as specified in the Credit Agreement). As of April 28, 2012, there were outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) of $38.5 million, which bears interest at variable rates (2.19% as of April 28, 2012 based on the 7-day LIBOR rate plus the applicable margin as of such date). As of January 28, 2012, the Company had no borrowings outstanding under the Credit Facility. The face amount of letters of credit issued under the Credit Facility as of April 28, 2012 was $7.5 million. The face amount of letters of credit issued under the Credit Facility as of January 28, 2012 was $7.9 million. The maximum and average outstanding borrowings under the Credit Facility (including the face amount of letters of credit issued thereunder) during the thirteen week period ended April 28, 2012 were $56.1 million and $46.5 million, respectively.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”). As of April 28, 2012 and January 28, 2012, there was $5.4 million outstanding under the Bond, which bears interest at a variable rate. The interest rate on the Bond was 1.3% and 1.4% at April 28, 2012 and January 28, 2012, respectively. The Bond has a maturity date of December 1, 2019, with a purchase provision obligating the Company to repurchase the Bond, unless extended by the bondholder. The Bond is held by Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc. (“American Wholesale”), and Wells Fargo agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including Booksamillion.com, Inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally, and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which was $5,445,000 as of April 28, 2012, for the benefit of Wells Fargo.

Financial Position

Inventory balances were $202.5 million as of April 28, 2012, compared to $201.3 million as of January 28, 2012. This small inventory increase of 0.6% was due to effective management of inventory across the Company’s stores, offset by additional inventory purchased to support the net increase in the number of stores that opened in the second half of fiscal 2012. Trade and related party accounts payable balances were $78.2 million as of April 28, 2012, compared to $112.0 million as of January 28, 2012. The decrease in trade and related party accounts payable was due to timing of payments for inventory, particularly relating to the inventory purchased for the significant number of stores opened in late fiscal 2012. Accrued expenses were $33.3 million as of April 28, 2012, compared to $41.4 million as of January 28, 2012. The decrease in accrued expenses was due to a reduction in accrued capital expenditures, a reduction in gift card liability and lower employee salary and benefits accruals. The decrease in accrued capital expenditures is the result of payments of amounts previously accrued for capital expenditures related to new store openings in the prior year. The reduction in gift card liability and employee salary and benefits accruals traditionally occurs in the first quarter of the year due to usage of gift cards and payment of bonuses.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments of the Company at April 28, 2012 (in thousands):

	Payments Due Under Contractual Obligations(1)
(in thousands)	Total	FY 2013	FY 2014	FY 2015	FY 2016	FY 2017	Thereafter
Short-term borrowings(2)	$38,460	$38,460	$—	$—	$—	$—	$—
Long-term debt – industrial revenue bond	5,445	—	—	—	—	5,445	—

Subtotal of debt	43,905	38,460	—	—	—	5,445	—
Interest	278	62	69	69	69	9	—
Operating leases(3)	182,836	31,262	37,335	33,824	24,841	20,254	35,320

Total of obligations	$227,019	$69,784	$37,404	$33,893	$24,910	$25,708	$35,320

(1)	This table excludes any amounts related to the payment of the $1.0 million of income tax uncertainties, as the Company cannot make a reasonable estimate of the periods of cash settlements with the respective taxing authorities.
(2)	Short-term borrowings represent borrowings under the $150.0 million credit facility that are due in 12 months or less.
(3)	Excludes obligations under store leases for insurance, taxes and other maintenance costs.

Guarantees

From time to time, we enter into certain types of agreements that require us to indemnify parties against third-party claims. Generally, these agreements relate to: (a) agreements with vendors and suppliers, under which we may provide customary indemnification to our vendors and suppliers in respect of actions that they take at our request or otherwise on our behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for us to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on our behalf, (c) real estate leases, under which we may agree to indemnify the lessors for claims arising from our use of the property, and (d) agreements with our directors, officers and employees, under which we may agree to indemnify such persons for liabilities arising out of their relationship with us. We maintain a Directors and Officers Liability Insurance Policy, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by us with respect to our directors and officers up to specified limits and subject to certain deductibles.

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at April 28, 2012 or January 28, 2012, as such potential liabilities are considered de minimis.

Cash Flows

Operating activities used cash of $36.5 million and $15.4 million in the thirteen week periods ended April 28, 2012 and April 30, 2011, respectively, and included the following effects:

•

Cash used in trade and related party accounts payable in the thirteen week period ended April 28, 2012 and April 30, 2011 was $33.7 million and $5.4 million, respectively. The change from the prior year was primarily the result of the timing of payment of the inventory added in late fiscal 2012 related to the opening of new stores.

•

Cash used for accrued expenses, deferred rent and accrued income taxes was $3.1 million and $5.8 million in the thirteen week periods ended April 28, 2012 and April 30, 2011, respectively. The change from last year resulted from payments on amounts that were accrued at the beginning of the period for capital expenditures related to new stores.

•

Cash used by inventories was $1.2 million in the thirteen week period ended April 28, 2012, compared to $4.1 million in the prior year. The change was primarily due to the increase in sales, partially offset by a smaller increase in purchases of inventory.

•

Cash provided by deferred income taxes was $0.4 million in the thirteen week period ended April 28, 2012, and cash used for deferred income taxes was $2.5 million in the thirteen week period ended April 30, 2011. The change was primarily the result of the impact of a reduction in state net operating losses.

Cash used in investing activities reflected a $7.2 million and $2.5 million net use of cash for the thirteen week periods ended April 28, 2012 and April 30, 2011, respectively. Cash was used in the thirteen week period ended April 28, 2012 to fund capital expenditures related to the opening of new stores that had been accrued at year end.

Financing activities provided cash of $38.5 million and $14.4 million in the thirteen week periods ended April 28, 2012 and April 30, 2011, respectively. Financing activities provided cash in the thirteen week period ended April 28, 2012 from $38.5 million of net borrowings under our Credit Facility to finance operations.

Related Party Activities

See Note 4, Related Party Transactions, to the condensed consolidated financial statements for information regarding related party activities.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the year ended January 28, 2012 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the thirteen weeks ended April 28, 2012.

New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the condensed consolidated financial statements for information regarding new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

No disclosure is required hereunder, as the Company is a “smaller reporting company,” as defined by Item 10(f) of Regulation S-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Executive Chairman, Chief Executive Officer and President, Executive Vice President and Chief Administrative Officer, Chief Financial Officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our Executive Chairman, Chief Executive Officer and President (Principal Executive Officer), Executive Vice President and Chief Administrative Officer and Chief Financial Officer (Principal Financial and Accounting Officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the Company’s management concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 1A.	Risk Factors

There are risks and uncertainties as a result of the Anderson family’s non-binding proposal to acquire all of the outstanding publicly-held shares of the common stock of the Company.

On April 28, 2012, the Company received a non-binding proposal from Clyde B. Anderson, its Executive Chairman, proposing a potential transaction in which the Anderson family would acquire all of the outstanding publicly-held shares of the common stock of the Company through a merger of the Company with an acquisition vehicle to be formed by the Anderson family. The Company’s Board of Directors has established a Special Committee of independent directors, comprised of Albert C. Johnson and J. Barry Mason, to review and consider the proposal. The Special Committee cautions the Company’s stockholders and others considering trading in the Company’s securities that no decision has been made with respect to the Company’s response to the proposal. There can be no assurance that any definitive agreement will be reached or that the transaction contemplated in the proposal or any other transaction will be approved or consummated. Until such time as the Company enters into or declares that it will not enter into a definitive agreement with the Anderson family, or any alternative transaction, the price of the Company’s common stock may change to reflect market assumptions as to whether or not any transaction is likely to occur. In addition, the Company has incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the proposal, and many of these fees and costs are payable by the Company regardless of whether or not any potential transaction is consummated.

There have been no other material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Capital Registration No. 33-52256)).

3.2	Amended and Restated By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 8-K dated August 20, 2009).

31.1	Certification of Clyde B. Anderson, Executive Chairman of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Douglas G. Markham, Executive Vice President and Chief Administrative Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of R. Todd Noden, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Clyde B. Anderson, Executive Chairman of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Douglas G. Markham, Executive Vice President and Chief Administrative Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

32.4	Certification of R. Todd Noden, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

101	Interactive Data Files for Books-A-Million, Inc’s Form 10-Q for the quarterly period ended April 28, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKS-A-MILLION, INC.
Date: June 7, 2012	By:	/s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President (Principal Executive Officer)

Date: June 7, 2012	By:	/s/ Clyde B. Anderson
Clyde B. Anderson
Executive Chairman of the Board of Directors

Date: June 7, 2012	By:	/s/ Douglas G. Markham
Douglas G. Markham
Executive Vice President and Chief Administrative Officer

Date: June 7, 2012	By:	/s/ R. Todd Noden
R. Todd Noden
Chief Financial Officer (Principal Financial and Accounting Officer)