Form 10-Q
period 2012-07-28
BOOKS A MILLION INC
filed 2012-09-06
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: July 28, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of September 4, 2012 were 15,953,819 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except per share data and share amounts)

(Unaudited)

	July 28, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,230	$10,113
Accounts receivable, net of allowance for doubtful accounts of $65 and $246, respectively	3,353	3,284
Related party receivables (Note 4)	380	369
Inventories	202,796	201,283
Prepayments and other assets	10,288	8,848

Total current assets	222,047	223,897

Property and equipment
Gross property and equipment	243,887	239,976
Less accumulated depreciation and amortization	(179,582)	(173,443)

Property and equipment, net	64,305	66,533

Deferred income taxes	366	—
Equity method investment (Note 13)	2,156	2,240
Related party notes receivable (Note 4)	1,000	1,000
Other assets	2,297	2,482

Total assets	$292,171	$296,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$82,899	$105,398
Related party accounts payable (Note 4)	4,040	6,574
Accrued expenses	35,428	41,356
Deferred income taxes	13,563	12,324
Short-term borrowings (Note 9)	29,420	—

Total current liabilities	165,350	165,652

Long-term debt (Note 9)	5,445	5,445
Deferred rent	8,066	8,406
Deferred income taxes	—	1,035
Liability for uncertain tax positions	1,059	1,026

Total non-current liabilities	14,570	15,912

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 22,123,415 and 21,887,869 shares issued and 15,969,214 and 15,733,668 shares outstanding at July 28, 2012 and January 28, 2012, respectively	221	219
Additional paid-in capital	95,026	94,542
Treasury stock, at cost, 6,154,201 shares repurchased at July 28, 2012 and January 28, 2012	(50,572)	(50,572)
Retained earnings	67,576	70,399

Total stockholders’ equity	112,251	114,588

Total liabilities and stockholders’ equity	$292,171	$296,152

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$120,418	$104,813	$233,518	$207,212
Cost of products sold, including warehouse distribution and store occupancy costs	86,781	75,189	169,041	149,371

Gross profit	33,637	29,624	64,477	57,841
Operating, selling and administrative expenses	30,587	28,906	59,519	58,024
Depreciation and amortization	4,121	3,854	8,275	7,766

Operating loss from continuing operations	(1,071)	(3,136)	(3,317)	(7,949)
Interest expense, net	452	356	890	575

Loss from continuing operations, before income taxes	(1,523)	(3,492)	(4,207)	(8,524)
Income tax benefit	(621)	(378)	(1,465)	(1,934)

Net loss from continuing operations before equity method investment	(902)	(3,114)	(2,742)	(6,590)
Net income (loss) on equity method investment	21	240	(81)	286

Loss from continuing operations	(881)	(2,874)	(2,823)	(6,304)
Loss from discontinued operations	—	(24)	—	(105)

Net loss	$(881)	$(2,898)	$(2,823)	$(6,409)

Net loss per share:
Basic and Diluted
Net loss from continuing operations	$(0.06)	$(0.18)	$(0.18)	$(0.40)
Net loss from discontinued operations	—	(0.00)	—	(0.01)

Net loss per common share	$(0.06)	$(0.18)	$(0.18)	$(0.41)

Weighted average number of shares outstanding – basic and diluted	15,365	15,737	15,354	15,692

Dividends paid per share	$—	$—	$—	$0.05

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
Cash Flows from Operating Activities:
Net loss	$(2,823)	$(6,409)
Net loss from discontinued operations	—	105

Net loss from continuing operations	(2,823)	(6,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,275	7,901
Stock-based compensation	409	759
Loss on impairment of assets	75	223
Loss on disposal of property and equipment	112	465
Deferred income taxes	(162)	(3,141)
Excess tax benefit from stock-based compensation	11	(3)
Bad debt expense	(173)	93
Net loss (income) on equity method investment	81	(286)
(Increase) decrease in assets:
Accounts receivable	104	1,450
Related party receivables	(11)	137
Inventories	(1,513)	4,435
Prepayments and other assets	(1,440)	2,617
Noncurrent assets	170	(854)
Increase (decrease) in liabilities:
Trade accounts payable	(22,499)	(8,678)
Related party accounts payable	(2,534)	(2,209)
Accrued income taxes	23	29
Accrued expenses and deferred rent	(1,815)	(6,808)

Total adjustments	(20,887)	(3,870)

Net cash used in operating activities	(23,710)	(10,174)

Cash Flows from Investing Activities:
Capital expenditures	(10,670)	(5,736)
Increase in notes receivable	—	(250)

Net cash used in investing activities	(10,670)	(5,986)

Cash Flows from Financing Activities:
Borrowings under credit facilities	118,240	107,385
Repayments under credit facilities	(88,820)	(93,445)
Proceeds from the issuance of common stock under employee stock purchase plan	88	104
Payment of dividends	—	(786)
Excess tax (payment) benefit from stock based compensation	(11)	3

Net cash provided by financing activities	29,497	13,261

Cash Flows from Discontinued Operations:
Operating Cash Flows	—	(105)

Net cash used in discontinued operations	—	(105)

Net Decrease in Cash and Cash Equivalents	(4,883)	(3,004)
Cash and Cash Equivalents at Beginning of Period	10,113	7,813

Cash and Cash Equivalents at End of Period	$5,230	$4,809

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$827	$481

Net income taxes (refunds)	$112	$(1,506)

Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$1,571	$590

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain financial information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position, and the results of its operations and cash flows for the periods presented.

The Company’s business, like that of many retailers, is seasonal, with a large portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. Thus, the quarterly results of operations are not necessarily indicative of annual results.

Certain insignificant reclassifications to amounts included in this report for prior periods were necessary to conform to the presentation of the thirteen and twenty-six weeks ended July 28, 2012 due to discontinued operations. See discussion in Note 8.

Stock-Based Compensation

The Company’s pre-tax compensation cost for stock-based employee compensation was approximately $0.3 million and $0.4 million for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively. The Company’s pre-tax compensation cost for stock-based employee compensation was approximately $0.4 million and $0.8 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively.

Stock Option Plan

A summary of the status of the Company’s Amended and Restated Stock Option Plan (the “Stock Option Plan”) is as follows (shares in thousands):

	Twenty-Six Weeks Ended July 28, 2012
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	33	$5.65
Options granted	—	N/A
Options exercised	—	N/A
Options forfeited	(6)	3.04

Options outstanding at end of period	27	$6.22

Options exercisable at end of period	27	$6.22

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information about stock options outstanding and exercisable under the Stock Option Plan as of July 28, 2012 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding at July 28, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable at July 28, 2012	Weighted Average Exercise Price
$2.16 - $2.37	6	0.51	$2.36	6	$2.36
$6.13 - $9.62	21	1.75	$7.36	21	$7.36

Totals	27	1.47	$6.22	27	$6.22

There were no options exercised during the twenty-six week periods ended July 28, 2012 or July 30, 2011.

2005 Incentive Award Plan

During 2005, the Company adopted and the Company’s stockholders approved the Books-A-Million, Inc. 2005 Incentive Award Plan (as amended, the “2005 Plan”). An aggregate of 2,000,000 shares of common stock may be awarded under the 2005 Plan. From June 1, 2005 through July 28, 2012, equity awards under the 2005 Plan have consisted solely of awards of restricted stock. As of July 28, 2012, the number of shares of common stock currently reserved for issuance under the 2005 Plan for outstanding stock-based awards was 544,934 shares.

A summary of the status of unvested restricted stock grants to employees and directors under the 2005 Plan is as follows (shares in thousands):

	Twenty-Six Weeks Ended July 28, 2012
	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	417	$5.83
Shares granted	235	3.15
Shares vested	(13)	5.24
Shares forfeited	(35)	5.19

Shares at end of period	604	$4.84

The Company’s unvested restricted stock participates in any dividends declared and retains voting rights for the granted shares.

Other Information

As of July 28, 2012, the Company had approximately $1.5 million of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Stock-Based Compensation Expense (in thousands)
2013	$520
2014	660
2015	302
2016	2

Total	$1,484

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company maintains an employee stock purchase plan (as amended, the “Amended and Restated Employee Stock Purchase Plan”) under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. An aggregate of 600,000 shares are available for issuance to participants in the Amended and Restated Employee Stock Purchase Plan. The Company received cash proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during each of the twenty-six week periods ended July 28, 2012 and July 30, 2011 of $0.1 million. The impact of these cash receipts is included in financing activities in the accompanying condensed consolidated statements of cash flows.

2.	Recent Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board (the “FASB”) issued an Exposure Draft, Leases (the “Exposure Draft”), which would replace the existing guidance in Accounting Standards Codification (“ASC”) 840, Leases. Under the Exposure Draft, a lessee’s rights and obligations under leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. The comment period for the Exposure Draft ended on December 15, 2010. In July 2011, the FASB announced that it would extend the comment period. If the proposed guidance becomes effective on the terms currently proposed by the FASB, it will likely have a significant impact on our consolidated financial statements. However, as the final standard has not yet been issued, we are unable to determine at this time the dollar impact that this proposed change in accounting standard may have on our consolidated financial statements.

In May 2011, the FASB issued authoritative guidance, Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, relating to fair value measurement and disclosure requirements. The new guidance is intended to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This authoritative guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. This authoritative guidance also expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as a description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted its provisions on January 29, 2012, and the adoption did not have a significant impact on our existing fair value measurements or disclosures.

The FASB issues ASUs to amend the authoritative literature in the Accounting Standards Codification. There have been a number of ASUs to date that amend the original text of the ASC. Except for the ASU listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, or (iii) are not currently applicable to the Company. Additionally, there were various other accounting standards and interpretations issued during the quarter ended July 28, 2012 that the Company has not yet been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

3.	Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution, using the treasury stock method, that could occur if share based payments are exercised. In periods of profitability, diluted net loss per common share has been computed based on the weighted average number of shares outstanding, including the effect of outstanding share based payments, if dilutive, in the thirteen and twenty-six week periods.

For the thirteen and twenty-six week periods ended July 28, 2012 and July 30, 2011, certain share based payments were outstanding but were excluded from the computation of diluted weighted average shares outstanding because their effect would have been anti-dilutive due to the net loss in both periods presented.

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

The Company purchases a substantial portion of its magazines, as well as certain of its seasonal music, from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate of the Company through common ownership. During the twenty-six weeks ended July 28, 2012 and July 30, 2011, purchases of these items from Anderson Media totaled $8.2 million and $9.0 million, respectively. Amounts payable to Anderson Media at July 28, 2012 and January 28, 2012 were $3.4 million and $6.1 million, respectively. Amounts receivable from Anderson Media related to retail display allowances and shipping costs as of July 28, 2012 and January 28, 2012 were $0.3 million and $0.2 million, respectively. The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate of the Company through common ownership. During the twenty-six weeks ended July 28, 2012 and July 30, 2011, such purchases from Anderson Press totaled $0.4 and $0.6 million, respectively. Amounts payable to Anderson Press at July 28, 2012 and January 28, 2012 were $0.4 million and $0.2 million. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate of the Company through common ownership. The total amount paid to Anco Far East was $0.6 million and $0.5 million during the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. These amounts paid to Anco Far East included the actual cost of the product, as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $40,000 and $37,000 during the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. Amounts payable to Anco Far East at July 28, 2012 and January 28, 2012 were $0.2 and $0.1, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. The Company’s lease on the building expires in February 2013. During each of the twenty-six week periods ended July 28, 2012 and July 30, 2011, the Company paid rent of $0.1 million to the trust under this lease. Anderson & Anderson LLC (“A&A”), an affiliate of the Company through common ownership, also leases two buildings to the Company. The Company’s lease expires February 28, 2017. During each of the twenty-six week periods ended July 28, 2012 and July 30, 2011, the Company paid A&A a total of $0.2 million in connection with such leases. A total of minimum future rental payments under all of these related party leases is $1.5 million at July 28, 2012.

The Company leases property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. The Company’s lease on the property with Hibbett expires in February 2017. One of the Company’s directors, Albert C. Johnson, and Terrance G. Finley, Chief Executive Officer and President of the Company, are members of Hibbett’s Board of Directors. During the twenty-six week periods ended July 28, 2012 and July 30, 2011, the Company received $3,000 and $0.1 million, respectively, in rent payments from Hibbett. A total of minimum future rental payments under this related party lease is $0.5 million at July 28, 2012.

The Company, A&A, American Promotional Events, Inc. and Anderson Press (collectively the “Co-ownership Group”) co-own two airplanes that are used by the Company in its business. The Company owns a 26.0% interest in each of these airplanes. During the twenty-six week periods ended July 28, 2012 and July 30, 2011, the Company was billed $0.2 million and $0.5 million, respectively, by the Co-Ownership Group under a cost sharing arrangement for the Company’s use of the two airplanes. The expenses that the Company pays for airplane use cover all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs.

The Company and Anderson Private Capital Partners I, L.P. (“APCP”), an affiliate of the Company through common ownership, each have an equity interest in Yogurt Mountain Holding, LLC (“Yogurt Mountain”). The Company also participates with APCP in a line of credit agreement with Yogurt Mountain in connection with its investment. See Note 13, Equity Method Investment, for additional information regarding the Company’s investment in Yogurt Mountain. As of July 28, 2012 and January 28, 2012, Yogurt Mountain had $1.0 million in borrowings outstanding and due to the Company. For the twenty-six week periods ended July 28, 2012 and July 30, 2011, the Company paid $0.2 million and $0.4 million in franchise fees, royalty fees and other costs associated with the Company’s franchise of Yogurt Mountain stores within the Company’s stores, respectively. For each of the twenty-six week periods ended July 28, 2012 and July 30, 2011, the Company received $0.2 million from Yogurt Mountain for interest, monitoring fees, professional fees and rent.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at July 28, 2012 or January 28, 2012, as such potential liabilities are considered de minimis.

6.	Inventories

The Company utilizes the last-in, first-out (“LIFO”) method of accounting for inventories. An actual valuation under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. The cumulative difference between replacement and current cost of inventory over stated LIFO value was $4.3 million and $4.0 million as of July 28, 2012 and January 28, 2012, respectively. The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value.

Inventory balances at July 28, 2012 and January 28, 2012 were as follows (in thousands):

	July 28, 2012	January 28, 2012
Inventories (at FIFO)	$207,063	$205,300
LIFO reserve	(4,267)	(4,017)

Net inventories	$202,796	$201,283

7.	Business Segments

The Company has two reportable operating segments: retail trade and electronic commerce trade. These reportable operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally.

Our chief operating decision makers are our Executive Chairman and our Chief Executive Officer and President. The Company is primarily a retailer of book merchandise. The Company’s two reportable segments are two distinct business units, one a traditional retailer of book merchandise and the other a seller of book merchandise primarily over the Internet. The electronic commerce trade segment is managed separately due to divergent technology and marketing requirements. The retail trade reportable segment also includes the Company’s distribution center operations, which predominantly supplies merchandise to our retail stores and sells books to outside parties on a wholesale basis. The results of the distribution center’s outside operations are not material for separate reporting.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Segment Information (in thousands)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net Sales
Retail Trade	$117,828	$101,105	$228,853	$200,769
Electronic Commerce Trade	6,576	6,835	12,855	13,151
Intersegment Sales Elimination	(3,986)	(3,127)	(8,190)	(6,708)

Net Sales	$120,418	$104,813	$233,518	$207,212

Operating (Loss) Income
Retail Trade	$(1,348)	$(3,240)	$(3,517)	$(8,083)
Electronic Commerce Trade	(59)	(79)	(379)	(248)
Intersegment Elimination of Certain Costs	336	183	579	382

Total Operating (Loss) Income	$(1,071)	$(3,136)	$(3,317)	$(7,949)

	July 28, 2012	January 28, 2012
Assets
Retail Trade	$288,691	$292,552
Electronic Commerce Trade	3,480	3,600

Total Assets	$292,171	$296,152

For the thirteen and twenty-six week periods ended July 28, 2012 and July 30, 2011, respectively, sales by merchandise category, as a percentage of total net sales, were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Books and Magazines	76.1%	76.0%	75.7%	76.5%
General Merchandise	10.6%	9.5%	10.7%	9.4%
Café	4.4%	4.8%	4.6%	4.7%
Electronics, eBooks and accessories	2.3%	3.2%	2.2%	2.8%
Other	6.6%	6.5%	6.8%	6.6%

Total	100.0%	100.0%	100.0%	100.0%

General merchandise consists of gifts, cards, games, toys, collectibles and similar types of products. Café consists of coffee, tea, yogurt and other edible products, as well as gift items related to our Joe Muggs cafés. Other products include music, DVDs and other products.

8.	Discontinued Operations

The Company did not close any stores in a market where the Company does not expect another of its existing stores to absorb the closed store’s customers during the twenty-six weeks ended July 28, 2012. The Company closed five stores in fiscal year 2012 in markets where the Company does not expect another of its existing stores to absorb the closed store’s customers. The operating results of these stores are presented as discontinued in all periods presented. For the twenty-six weeks ended July 28, 2012, there was no impact to operating results due to these closed stores. For the twenty-six weeks ended July 30, 2011, the closed stores had sales of $3.2 million and pretax operating loss of $0.2 million.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Debt and Lines of Credit

The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility, described below. On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a revolving credit facility (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which matures on March 21, 2016. As of July 28, 2012, the maximum principal amount available under the Credit Facility was $132.4 million, based on the calculated borrowing base availability at that time. Interest on borrowings under the Credit Facility is determined based upon the LIBOR rate plus an applicable margin (as specified in the Credit Agreement). Pursuant to the Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company. Under the Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit. The obligations of the Company under the Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders. Additionally, the Credit Agreement contains certain non-financial covenants. The Company was in compliance with these covenants at July 28, 2012.

As of July 28, 2012, there were outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) of $29.4 million, which bear interest at variable rates (2.2% as of July 28, 2012 based on the 7-day LIBOR rate plus the applicable spread as of such date). The Company had no borrowings outstanding under the Credit Facility (excluding the face amount of letters of credit issued thereunder) as of January 28, 2012. The face amount of letters of credit issued under the Credit Facility as of July 28, 2012 was $7.4 million. The face amount of letters of credit issued under the Credit Facility as of January 28, 2012 was $7.9 million. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the twenty-six weeks ended July 28, 2012 were $48.2 million and $36.4 million, respectively.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”). As of July 28, 2012 and January 28, 2012, there was $5.4 million outstanding under the Bond, which bears interest at a variable rate. The interest rate on the Bond was 1.25% and 1.4% at July 28, 2012 and January 28, 2012, respectively. The bond is held by Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc. (“American Wholesale”), and Wells Fargo agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including booksamillion.com, inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally, and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which was $5,445,000 and included in the aggregate letters of credit mentioned above as of July 28, 2012, for the benefit of Wells Fargo. The Company is obligated to repurchase the bond on March 13, 2016 unless Wells Fargo exercises the option to extend the Bond’s maturity date up to December 1, 2019.

Interest expense on all Company indebtedness for the thirteen weeks ended July 28, 2012 and July 30, 2011 was $0.5 million and $0.4 million, respectively. Interest expense on all Company indebtedness for the twenty-six weeks ended July 28, 2012 and July 30, 2011 was $0.9 million and $0.6 million, respectively.

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

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of July 28, 2012, the gross amount of unrecognized tax benefits due to uncertain tax positions was $0.5 million, all of which would affect the effective tax rate if recognized. The amount of unrecognized tax benefits, including interest and penalties, that would no longer need to be accrued due to the passage of various statutes of limitations in the next 12 months is $0.3 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $0.5 million in interest and penalties related to unrecognized tax benefits accrued as of July 28, 2012 and January 28, 2012. The Company’s total liability for unrecognized tax benefits, including interest and penalties, as of July 28, 2012 and January 28, 2012, was $1.1 and $1.0 million, respectively.

The Company’s effective tax rate, including the impact of its equity method investment, for the twenty-six weeks ended July 28, 2012 was 34.2%, versus an effective tax rate of 23.6% for the twenty-six weeks ended July 30, 2011. The increase in our effective tax rate over last year was driven by the establishment of a valuation allowance related to certain state net operating losses combined with a decrease in realizable tax credits in the current year resulting from the expiration of certain federal employment tax credits.

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

Deferred tax assets are presented net of the deferred tax liabilities on the condensed consolidated balance sheet. The Company’s condensed consolidated balance sheet as of July 28, 2012 includes a gross deferred tax asset of $1.1 million related to a carryforward for state net operating losses. One of the companies in the consolidated group has incurred a cumulative loss in recent years. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal year ended January 28, 2012 due principally to difficult market and macroeconomic conditions. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $0.2 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance of $0.2 million has been established. The Company will continue to assess the amount of the valuation allowance in the future.

As of the current reporting period, the Company computed the annual effective tax rate based on guidance within ASC 740-270-55, which describes the proper calculation of an interim tax rate for a seasonal business with a year to date loss.

11.	Fair Value Measurements

The carrying amounts of other financial instruments reported on the balance sheet for current assets and current liabilities, excluding our revolving line of credit as discussed below, approximate their fair values because of the short maturity of these instruments.

At July 28, 2012, there was $29.4 million outstanding under our revolving line of credit agreement (excluding the face amount of letters of credit issued under the credit agreement) and $5.4 million outstanding under the Bond. Fair value approximates the carrying amount for the revolving line of credit and the Bond as the variable interest rates re-price frequently at observable current market rates. As such, the fair value is categorized as a level 2 within the fair value hierarchy.

At July 28, 2012, there was $1.0 million outstanding under the related party note receivable from Yogurt Mountain Holding, LLC. See discussion in Note 4. The carrying value approximates the fair value of the note receivable at July 28, 2012.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Gift Card Revenue Recognition

The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote based on historical trends (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Breakage income for the thirteen week periods ended July 28, 2012 and July 30, 2011 was $0.1 and $0.2 million, respectively. Breakage income for each of the twenty-six week periods ended July 28, 2012 and July 30, 2011 was $0.4 million.

13.	Equity Method Investment

The Company holds an equity method investment, which consists of a 40.0% equity interest in Yogurt Mountain Holding, LLC (“Yogurt Mountain”). Yogurt Mountain was formed for the purpose of developing and operating retail yogurt stores and franchising retail yogurt stores to third party franchisees. In March 2010, the Company acquired its equity interest in Yogurt Mountain for $3.0 million. Yogurt Mountain is a separate and distinct legal entity from the Company and its subsidiaries, and has separate assets, liabilities and operations. The other shareholder interests in Yogurt Mountain of 40.0% and 20.0% are owned by Anderson Private Capital Partners I, L.P., a related party to the Company through common ownership, and Kahn Family Holdings, LLC, respectively.

In connection with the equity method investment, the Company entered into a line of credit agreement (the “Line of Credit”) with Yogurt Mountain pursuant to which the Company committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015, bearing interest at 9.0%. Yogurt Mountain must pay an annual commitment fee of 0.25% on the unused portion of the commitment. The proceeds from the Line of Credit must be used by Yogurt Mountain for the purpose of new store growth capital requirements. Effective November 14, 2011, the Company entered into a Forbearance Agreement with Yogurt Mountain, raising the interest rate to 11.0% and limiting the borrowings under the line of credit to $1.0 million. There was $1.0 million in outstanding borrowings by Yogurt Mountain under the Line of Credit as of July 28, 2012 and January 28, 2012.

14.	Subsequent Events

The Company announced on August 21, 2012 that the Company’s Board of Directors has authorized a program to repurchase up to $5 million in shares of its common stock. Stock may be purchased on the open market or through private transactions from time to time through March 31, 2014, dependent upon market conditions. The plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. The Company is not aware of any other subsequent events that require recognition or disclosure in the financial statements.

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

General

We were founded in 1917 and, as of July 28, 2012, operated 257 retail bookstores, including 202 superstores, concentrated primarily in the eastern United States.

Our growth strategy consists of expanding product offerings and opening stores in new and existing market areas. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats. From July 30, 2011 to July 28, 2012, we opened 54 stores, closed 28 stores and relocated two stores, increasing our store count from 231 to 257.

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

Recent Developments

As previously reported, on April 28, 2012, the Company received a non-binding proposal from Clyde B. Anderson, its Executive Chairman, proposing a potential transaction in which the Anderson family would acquire all of the outstanding publicly-held shares of the common stock of the Company. On July 17, 2012, Mr. Anderson delivered a withdrawal letter, on behalf of himself and the other members of the Anderson family, to the Board of Directors of the Company withdrawing the proposal.

The Company announced on August 21, 2013 that the Company’s Board of Directors has authorized a program to repurchase up to $5 million in shares of its common stock. Stock may be purchased on the open market or through private transactions from time to time through March 31, 2014, dependent upon market conditions. The plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	27.9%	28.3%	27.6%	27.9%
Operating, selling and administrative expenses	25.4%	27.6%	25.5%	28.0%
Depreciation and amortization	3.4%	3.7%	3.5%	3.7%
Operating loss from continuing operations	(0.9)%	(3.0)%	(1.4)%	(3.8)%
Interest expense, net	0.4%	0.3%	0.4%	0.3%
Loss from continuing operations, before income taxes	(1.3)%	(3.3)%	(1.8)%	(4.1)%
Income tax benefit	(0.5)%	(0.4)%	(0.6)%	(0.9)%
Net (loss) income on equity method investment	—	0.2%	—	0.1%
Net loss from continuing operations	(0.7)%	(2.8)%	(1.2)%	(3.0)%
Loss from discontinued operations	—	—	—	(0.1)%
Net loss	(0.7)%	(2.8)%	(1.2)%	(3.1)%

The following table sets forth net sales data by segment for the periods presented:

Segment Information (dollars in thousands)

Net Sales	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	$ Change	% Change	July 28, 2012	July 30, 2011	$ Change	% Change
Retail Trade	$117,828	$101,105	$16,723	16.5%	$228,853	$200,769	$28,084	14.0%
Electronic Commerce Trade	6,576	6,835	(259)	(3.8)%	12,855	13,151	(296)	(2.3)%
Intersegment Sales Elimination	(3,986)	(3,127)	(859)	(27.5)%	(8,190)	(6,708)	(1,482)	(22.1)%

Net Sales	$120,418	$104,813	$15,605	14.9%	$233,518	$207,212	$26,306	12.7%

From July 30, 2011 to July 28, 2012, we opened 54 stores, closed 28 stores and relocated two stores, increasing our store count from 231 to 257.

The increase in net sales for the retail trade segment for the thirteen weeks ended July 28, 2012, compared to the thirteen weeks ended July 30, 2011, resulted from a net increase in sales from new stores (as discussed above), less sales from closed stores, as well as higher comparable store sales. Comparable store sales for the thirteen weeks ended July 28, 2012 increased $0.4 million, or 0.5%, to $91.0 million when compared to the same thirteen week period for the prior year. The increase in comparable store sales for the thirteen week period ended July 28, 2012 was due to increased sales in our book and gift categories. The increase in net sales for the retail trade segment for the twenty-six weeks ended July 28, 2012, compared to the twenty-six weeks ended July 30, 2011, resulted from increased sales due to the net increase in stores (as discussed above), somewhat offset by lower comparable sales. Comparable store sales for the twenty-six weeks ended July 28, 2012 decreased $3.2 million, or 1.8%, to $174.7 million when compared to the same twenty-six week period for the prior year. The decrease in comparable store sales for the twenty-six week period ended July 28, 2012 was due to lower sales resulting from the continuing transition of certain book categories to an electronic format, as well as lower sales of Nook E-Readers and related accessories. The decrease in net sales for the electronic commerce trade segment for both the thirteen weeks and twenty-six weeks ended July 28, 2012 was due to decreased sales of digital content and traditional Internet sales.

Gross profit increased $4.0 million, or 13.6%, to $33.6 million for the thirteen weeks ended July 28, 2012, when compared with $29.6 million in the same thirteen week period for the prior year due to an increase in additional sales from new stores (as discussed above). Gross profit as a percentage of net sales for the thirteen weeks ended July 28, 2012 and July 30, 2011 was 27.9% and 28.3%, respectively. The decrease in gross profit percentage of net sales for the thirteen week period ended July 28, 2012 was due to an increase in occupancy costs as the new stores carry a higher rental expense as a percentage of sales, partially offset by lower warehouse and distribution costs, which, as a result of the increase in store count, are spread over a larger store base. Gross profit increased $6.6 million, or 11.5%, to $64.5 million for the twenty-six weeks ended July 28, 2012, when compared with $57.8 million in the same twenty-six week period for the prior year. Gross profit as a percentage of net sales for the twenty-six weeks ended July 28, 2012 and July 30, 2011 was 27.6% and 27.9%, respectively. The decrease in gross profit percentage of net sales for the twenty-six week period ended July 28, 2012 was due to the de-leveraging of occupancy costs due to lower comparable store sales and an increase in the LIFO provision, partially offset by lower warehouse and distribution costs.

Operating, selling and administrative expenses were $30.6 million for the thirteen weeks ended July 28, 2012, compared to $28.9 million during the same period last year. The increase in operating, selling and administrative expenses compared to the same thirteen week period last year was primarily due to higher selling and store expenses resulting from the increase in store count, as discussed above. Operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended July 28, 2012 decreased to 25.4% from 27.6% from the same period last year due to effective store expense cost control measures and the leverage of these costs over a larger store base and higher sales volume. Operating, selling and administrative expenses were $59.5 million for the twenty-six weeks ended July 28, 2012, compared to $58.0 million during the same period last year. As with the period increase described above, the increase in operating, selling and administrative expenses for the twenty-six week period compared to last year was due to an increase in expenses resulting from the net increase in stores, partially offset by lower health insurance costs. Operating, selling and administrative expenses as a percentage of net sales for the twenty-six weeks ended July 28, 2012 decreased to 25.5% from 28.0% from the same period last year due to the cost control measures described above and the leverage of these lower costs over a larger store base and higher sales volume.

Depreciation and amortization expenses increased 6.9% to $4.1 million in the thirteen week period ended July 28, 2012 compared to the thirteen week period ended July 30, 2011. The increase was the result of capital investments made for new stores in fiscal 2012. Depreciation and amortization expenses as a percentage of net sales for the thirteen weeks ended July 28, 2012 totaled 3.4%, which is 0.3% lower than the same period last year. Depreciation and amortization expenses increased 6.6% to $8.3 million in the twenty-six week period ended July 28, 2012 compared to the twenty-six week period ended July 30, 2011, primarily due to the impact of the capital invested in new stores in fiscal 2012. Depreciation and amortization expenses as a percentage of net sales for the twenty-six weeks ended July 28, 2012 totaled 3.5%, which is 0.2% lower than the same period last year.

The following table sets forth operating loss data by segment for the periods presented:

Segment Information (dollars in thousands)

Operating Income (Loss)	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	$ Change	% Change	July 28, 2012	July 30, 2011	$ Change	% Change
Retail Trade	$(1,348)	$(3,240)	$1,892	58.4%	$(3,517)	$(8,083)	$4,566	56.5%
Electronic Commerce Trade	(59)	(79)	20	25.3%	(379)	(248)	(131)	(52.8)%
Intersegment Elimination of Certain Costs	336	183	153	83.6%	579	382	197	51.6%

Operating (loss) income	$(1,071)	$(3,136)	$2,065	65.8%	$(3,317)	$(7,949)	$4,632	58.3%

The operating loss for the retail trade segment decreased $1.9 million for the thirteen weeks and $4.6 million for the twenty-six weeks ended July 28, 2012, as compared to the same periods in the prior year. These changes were due to the impact of the increase in store count generating higher sales and controlled store and corporate costs. The operating loss of the electronic commerce trade segment decreased for the thirteen week period ended July 28, 2012 due to reduced bad debt expense, offset by increased net shipping costs associated with consumer direct sales. The operating loss of the electronic commerce trade segment increased for the twenty-six week period ended July 28, 2012 due to increased net shipping costs associated with consumer direct sales, partially offset by reduced bad debt expense.

Net interest expense was $0.5 million, or 0.4% of net sales, for the thirteen weeks ended July 28, 2012, compared to $0.4 million, or 0.3% of net sales, in the same period last year. For the twenty-six weeks ended July 28, 2012, net interest expense was $0.9 million, or 0.4% of net sales, compared to $0.6 million, or 0.3% of net sales, in the same period last year. These increases were due to higher average outstanding borrowings resulting from increased capital expenditures in the second half of fiscal 2012 related to the stores opened during that period.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility, described below. On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a revolving credit facility (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which matures on March 21, 2016. As of July 28, 2012, the maximum principal amount available under the Credit Facility was $132.4 million, based on the calculated borrowing base availability at that time. Interest on borrowings under the Credit Facility is determined based upon the LIBOR rate plus an applicable margin (as specified in the Credit Agreement). As of July 28, 2012, there were outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) of $29.4 million, which bears interest at variable rates (2.2% as of July 28, 2012 based on the 7-day LIBOR rate plus the applicable margin as of such date). As of January 28, 2012, the Company had no borrowings outstanding under the Credit Facility. The face amount of letters of credit issued under the Credit Facility as of July 28, 2012 was $7.4 million. The face amount of letters of credit issued under the Credit Facility as of January 28, 2012 was $7.9 million. The maximum and average outstanding borrowings under the Credit Facility (including the face amount of letters of credit issued thereunder) during the twenty-six week period ended July 28, 2012 were $56.1 million and $44.0 million, respectively.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”). As of July 28, 2012 and January 28, 2012, there was $5.4 million outstanding under the Bond, which bears interest at a variable rate. The interest rate on the Bond was 1.25% and 1.4% at July 28, 2012 and January 28, 2012, respectively. The Bond is held by Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc. (“American Wholesale”), and Wells Fargo agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including Booksamillion.com, Inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally, and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which was $5,445,000 and included in the aggregate letters of credit mentioned above as of July 28, 2012, for the benefit of Wells Fargo. The Company is obligated to repurchase the bond on March 13, 2016 unless Wells Fargo exercises the option to extend the Bond’s maturity date up to December 1, 2019.

Financial Position

Inventory balances were $202.8 million as of July 28, 2012, compared to $201.3 million as of January 28, 2012. The inventory increase of 0.8% was due to the year over year increase in our number of open stores. Trade and related party accounts payable balances were $86.9 million as of July 28, 2012, compared to $112.0 million as of January 28, 2012. The decrease in trade and related party accounts payable was due to timing of payments for inventory, particularly relating to the inventory purchased for the significant number of stores opened in late fiscal 2012. Accrued expenses were $35.4 million as of July 28, 2012, compared to $41.4 million as of January 28, 2012. The decrease in accrued expenses was due to a reduction in accrued capital expenditures and a reduction in gift card liability. The decrease in accrued capital expenditures is the result of payments of amounts previously accrued for capital expenditures related to new store openings in the prior year. The reduction in the gift card liability accrual traditionally occurs in the first quarter of the year due to the redemption of gift cards.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments of the Company at July 28, 2012 (in thousands):

	Payments Due Under Contractual Obligations(1)
(in thousands)	Total	FY 2013	FY 2014	FY 2015	FY 2016	FY 2017	Thereafter
Short-term borrowings(2)	$29,420	$29,420	$—	$—	$—	$—	$—
Long-term debt – industrial revenue bond	5,445	—	—	—	—	5,445	—

Subtotal of debt	34,865	29,420	—	—	—	5,445	—
Interest	261	45	69	69	69	9	—
Operating leases(3)	178,557	21,153	38,719	35,210	26,168	21,275	36,032

Total of obligations	$213,683	$50,618	$38,788	$35,279	$26,237	$26,729	$36,032

(1)	This table excludes any amounts related to the payment of the $1.1 million of income tax uncertainties, as the Company cannot make a reasonable estimate of the periods of cash settlements with the respective taxing authorities.
(2)	Short-term borrowings represent borrowings under the $150.0 million credit facility that are due in 12 months or less.
(3)	Excludes obligations under store leases for insurance, taxes and other maintenance costs.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at July 28, 2012 or January 28, 2012, as such potential liabilities are considered de minimis.

Cash Flows

Operating activities used cash of $23.7 million and $10.2 million in the twenty-six week periods ended July 28, 2012 and July 30, 2011, respectively, and included the following effects:

•

Cash used in trade and related party accounts payable in the twenty-six week period ended July 28, 2012 and July 30, 2011 was $25.0 million and $10.9 million, respectively. The change from the prior year was primarily the result of the timing of payment of the inventory added in late fiscal 2012 related to the opening of new stores.

•

Cash used for accrued expenses, deferred rent and accrued income taxes was $1.8 million and $6.8 million in the twenty-six week periods ended July 28, 2012 and July 30, 2011, respectively. The change from last year resulted from an increase in deferred club card income, higher contingent rent due to leases on new stores and higher prior year-end bonus accruals.

•

Cash used by inventories was $1.5 million in the twenty-six week period ended July 28, 2012, compared to $4.4 million cash provided by inventories in the prior year. The change was primarily due to the increase in sales and timing of inventory receipts.

•

Cash used by deferred income taxes was $0.2 million in the twenty-six week period ended July 28, 2012, and cash used for deferred income taxes was $3.1 million in the twenty-six week period ended July 30, 2011. The change was primarily the result of the impact of a reduction in state net operating losses.

Cash used in investing activities reflected a $10.7 million and $6.0 million net use of cash for the twenty-six week periods ended July 28, 2012 and July 30, 2011, respectively. Cash was used in the twenty-six week period ended July 28, 2012 to fund capital expenditures related to the opening of new stores that had been accrued at year end and real property development.

Financing activities provided cash of $29.5 million and $13.3 million in the twenty-six week periods ended July 28, 2012 and July 30, 2011, respectively. Financing activities provided cash in the twenty-six week period ended July 28, 2012 from $29.4 million of net borrowings under our Credit Facility to finance operations and capital expenditures related to new store openings that had been accrued at year end.

Related Party Activities

See Note 4, Related Party Transactions, to the condensed consolidated financial statements for information regarding related party activities.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the year ended January 28, 2012 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the twenty-six weeks ended July 28, 2012.

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

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our Chief Executive Officer and President (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the Company’s management concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

As previously reported, on April 28, 2012, the Company received a non-binding proposal from Clyde B. Anderson, its Executive Chairman, proposing a potential transaction in which the Anderson family would acquire all of the outstanding publicly-held shares of the common stock of the Company. Subsequent to the announcement of the proposal, Company stockholders filed seven separate lawsuits in the Court of Chancery of the State of Delaware against the Company, members of the Anderson family and the Company’s Board of Directors, generally alleging that Mr. Anderson and the members of the Board of Directors breached their fiduciary duties to Company stockholders. These lawsuits were consolidated as In re Books-A-Million, Inc. Shareholder Litigation, C.A. No. 7504-VCP. However, on July 17, 2012, Mr. Anderson delivered a withdrawal letter, on behalf of himself and the other members of the Anderson family, to the Board of Directors of the Company withdrawing the proposal. As a result of the withdrawal of the proposal, the plaintiffs in the consolidated lawsuit filed a Stipulation and Proposed Order of Dismissal, which was granted by the court on August 7, 2012. In connection with the dismissal, each of the parties will bear its own costs incurred, and no compensation in any form passed directly or indirectly from any of the defendants to the plaintiffs or their counsel, and no promise to give any compensation was made.

Additionally, the Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1(a)	Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Capital Registration No. 33-52256)).

3.1(b)	Certificate Regarding Amendment of the Certificate of Incorporation of Books-A-Million, Inc.

3.2	Amended and Restated By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3 (ii) to the Company’s Form 8-K dated August 20, 2009).

31.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of R. Todd Noden, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of R. Todd Noden, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

101	Interactive Data Files for Books-A-Million, Inc’s Form 10-Q for the period ended July 28, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKS-A-MILLION, INC.

Date: September 6, 2012	By:	/s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President (Principal Executive Officer)

Date: September 6, 2012	By:	/s/ R. Todd Noden
R. Todd Noden
Chief Financial Officer (Principal Financial and Accounting Officer)