Form 10-Q
period 2012-10-27
BOOKS A MILLION INC
filed 2012-12-06
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 27, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of December 4, 2012 were 15,586,764 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except per share data and share amounts)

(Unaudited)

	October 27, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,501	$10,113
Accounts receivable, net of allowance for doubtful accounts of $60 and $246, respectively	2,663	3,284
Related party receivables (Note 4)	242	369
Inventories (Note 6)	228,328	201,283
Prepayments and other assets	11,645	8,848

Total current assets	247,379	223,897

Property and equipment
Gross property and equipment	246,191	239,976
Less accumulated depreciation and amortization	(183,284)	(173,443)

Property and equipment, net	62,907	66,533

Deferred income taxes	1,877	—
Equity method investment (Note 13)	1,985	2,240
Related party notes receivable (Note 4)	1,000	1,000
Other assets	2,194	2,482

Total assets	$317,342	$296,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$97,442	$105,398
Related party accounts payable (Note 4)	3,995	6,574
Accrued expenses	33,539	41,356
Deferred income taxes	14,652	12,324
Short-term borrowings (Note 9)	45,000	—

Total current liabilities	194,628	165,652

Long-term debt (Note 9)	5,445	5,445
Deferred rent	7,719	8,406
Deferred income taxes	—	1,035
Liability for uncertain tax positions	731	1,026

Total non-current liabilities	13,895	15,912

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 22,071,507 and 21,887,869 shares issued and 15,645,326 and 15,733,668 shares outstanding at October 27, 2012 and January 28, 2012, respectively	221	219
Additional paid-in capital	95,110	94,542
Treasury stock, at cost, 6,426,181 and 6,154,201 shares repurchased at October 27, 2012 and January 28, 2012, respectively	(51,313)	(50,572)
Retained earnings	64,801	70,399

Total stockholders’ equity	108,819	114,588

Total liabilities and stockholders’ equity	$317,342	$296,152

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$104,717	$94,374	$338,236	$301,586
Cost of products sold, including warehouse distribution and store occupancy costs	77,210	70,231	246,390	219,556

Gross profit	27,507	24,143	91,846	82,030
Operating, selling and administrative expenses	27,838	28,245	87,219	86,270
Depreciation and amortization	4,132	4,028	12,406	11,794

Operating loss from continuing operations	(4,463)	(8,130)	(7,779)	(16,034)
Interest expense, net	439	367	1,330	942

Loss from continuing operations, before income taxes	(4,902)	(8,497)	(9,109)	(16,976)
Income tax benefit	(2,298)	(4,711)	(3,763)	(6,609)

Net loss from continuing operations before equity method investment	(2,604)	(3,786)	(5,346)	(10,367)
Net (loss) income on equity method investment	(171)	23	(252)	309

Loss from continuing operations	(2,775)	(3,763)	(5,598)	(10,058)
Loss from discontinued operations	—	(194)	—	(307)

Net loss	$(2,775)	$(3,957)	$(5,598)	$(10,365)

Net loss per share, basic and diluted:
Net loss from continuing operations	$(0.18)	$(0.24)	$(0.37)	$(0.64)
Net loss from discontinued operations	—	(0.01)	—	(0.02)

Net loss per common share	$(0.18)	$(0.25)	$(0.37)	$(0.66)

Weighted average number of shares outstanding – basic and diluted	15,286	15,815	15,331	15,733

Dividends paid per share	$—	$—	$—	$0.05

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
Cash Flows from Operating Activities:
Net loss	$(5,598)	$(10,365)
Net loss from discontinued operations	—	(307)

Net loss from continuing operations	(5,598)	(10,058)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	12,406	12,059
Stock-based compensation	493	1,118
Loss on impairment of assets	75	223
Loss on disposal of property and equipment	125	640
Deferred income taxes	(584)	(2,452)
Excess tax payment (benefit) from stock-based compensation	11	(3)
Bad debt (recovery) expense	(177)	1
Net loss (income) on equity method investment	252	(309)
(Increase) decrease in assets:
Accounts receivable	798	1,756
Related party receivables	127	144
Inventories	(27,045)	(35,722)
Prepayments and other assets	(2,797)	(1,854)
Noncurrent assets	273	(1,719)
Increase (decrease) in liabilities:
Trade accounts payable	(7,956)	27,023
Related party accounts payable	(2,579)	(2,056)
Accrued income taxes	(305)	29
Accrued expenses and deferred rent	(3,104)	(4,401)

Total adjustments	(29,987)	(5,523)

Net cash used in operating activities	(35,585)	(15,581)

Cash Flows from Investing Activities:
Capital expenditures	(14,363)	(12,538)
Proceeds from sale of property and equipment	—	2
Increase in notes receivable	—	(250)

Net cash used in investing activities	(14,363)	(12,786)

Cash Flows from Financing Activities:
Borrowings under credit facilities	192,660	155,275
Repayments under credit facilities	(147,660)	(129,675)
Proceeds from the issuance of common stock under employee stock purchase plan	88	104
Purchase of treasury stock	(741)	—
Payment of dividends	—	(786)
Excess tax (payment) benefit from stock based compensation	(11)	3

Net cash provided by financing activities	44,336	24,921

Cash Flows from Discontinued Operations:
Operating Cash Flows	—	(307)

Net cash used in discontinued operations	—	(307)

Net Decrease in Cash and Cash Equivalents	(5,612)	(3,753)
Cash and Cash Equivalents at Beginning of Period	10,113	7,813

Cash and Cash Equivalents at End of Period	$4,501	$4,060

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$1,223	$825

Net income taxes (refunds)	$213	$(1,478)

Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$624	$1,653

See notes to condensed consolidated financial statements.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

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

Certain insignificant reclassifications to amounts included in this report for prior periods were necessary to conform to the presentation of the thirteen and thirty-nine weeks ended October 27, 2012.

Stock-Based Compensation

The Company’s pre-tax compensation cost for stock-based employee compensation was approximately $0.1 million and $0.4 million for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively. The Company’s pre-tax compensation cost for stock-based employee compensation was approximately $0.5 million and $1.1 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively.

2005 Incentive Award Plan

During 2005, the Company adopted and the Company’s stockholders approved the Books-A-Million, Inc. 2005 Incentive Award Plan (as amended, the “2005 Plan”). An aggregate of 2,000,000 shares of common stock may be awarded under the 2005 Plan. From June 1, 2005 through October 27, 2012, equity awards under the 2005 Plan have consisted solely of awards of restricted stock. As of October 27, 2012, the number of shares of common stock currently reserved for issuance under the 2005 Plan for outstanding stock-based awards was 596,842 shares.

A summary of the status of unvested restricted stock grants to employees and directors under the 2005 Plan is as follows (shares in thousands):

	Thirty-Nine Weeks Ended October 27, 2012
	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	417	$5.83
Shares granted	235	3.15
Shares vested	(13)	5.24
Shares forfeited	(86)	5.19

Shares at end of period	553	$4.80

The Company’s unvested restricted stock participates in any dividends declared and retains voting rights for the granted shares.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

As of October 27, 2012, the Company had approximately $1.1 million of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Unrecognized Stock-Based Compensation Expense (in thousands)
2013	$235
2014	609
2015	285
2016	2

Total	$1,131

The Company maintains an employee stock purchase plan (as amended, the “Amended and Restated Employee Stock Purchase Plan”) under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. An aggregate of 600,000 shares are available for issuance to participants in the Amended and Restated Employee Stock Purchase Plan. The Company received cash proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during each of the thirty-nine week periods ended October 27, 2012 and October 29, 2011 of $0.1 million. The impact of these cash receipts is included in financing activities in the accompanying condensed consolidated statements of cash flows.

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

The FASB issues ASUs to amend the authoritative literature in the ASC. There have been a number of ASUs to date that amend the original text of the ASC. Except for the ASU listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, or (iii) are not currently applicable to the Company. Additionally, there were various other accounting standards and interpretations issued during the thirteen weeks ended October 27, 2012 that the Company has not yet been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution, using the treasury stock method, that could occur if share based payments are exercised. In periods of profitability, diluted net loss per common share has been computed based on the weighted average number of shares outstanding, including the effect of outstanding share based payments, if dilutive, in the thirteen and thirty-nine week periods.

For the thirteen and thirty-nine week periods ended October 27, 2012 and October 29, 2011, certain share based payments were outstanding but were excluded from the computation of diluted weighted average shares outstanding because their effect would have been anti-dilutive due to the net loss in all periods presented.

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

The Company purchases a substantial portion of its magazines, as well as certain of its seasonal music, from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate of the Company through common ownership. During the thirty-nine weeks ended October 27, 2012 and October 29, 2011, purchases of these items from Anderson Media totaled $14.3 million and $14.4 million, respectively. Amounts payable to Anderson Media at October 27, 2012 and January 28, 2012 were $3.0 million and $6.1 million, respectively. Amounts receivable from Anderson Media related to retail display allowances and shipping costs as of October 27, 2012 and January 28, 2012 were $0.1 million and $0.2 million, respectively. The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate of the Company through common ownership. During the thirty-nine weeks ended October 27, 2012 and October 29, 2011, such purchases from Anderson Press totaled $0.7 and $0.5 million, respectively. Amounts payable to Anderson Press at October 27, 2012 and January 28, 2012 were $0.5 million and $0.2 million. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate of the Company through common ownership. The total amount paid to Anco Far East was $1.6 million and $1.2 million during the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. These amounts paid to Anco Far East included the actual cost of the product, as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $0.1 million during the thirty-nine weeks ended October 27, 2012 and October 29, 2011. Amounts payable to Anco Far East at October 27, 2012 and January 28, 2012 were $0.4 and $0.1 million, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. The Company’s lease on the building expires in February 2013. During each of the thirty-nine week periods ended October 27, 2012 and October 29, 2011, the Company paid rent of $0.1 million to the trust under this lease. Anderson & Anderson LLC (“A&A”), an affiliate of the Company through common ownership, also leases two buildings to the Company. The Company’s leases with A&A expire February 28, 2017. During each of the thirty-nine week periods ended October 27, 2012 and October 29, 2011, the Company paid A&A a total of $0.3 million in connection with such leases. The total of minimum future rental payments under all of these related party leases is $1.4 million at October 27, 2012.

The Company leases property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. The Company’s lease on the property with Hibbett expires in February 2017. One of the Company’s directors, Albert C. Johnson, and Terrance G. Finley, Chief Executive Officer and President of the Company, are members of Hibbett’s Board of Directors. During the thirty-nine week periods ended October 27, 2012 and October 29, 2011, the Company received $22,000 and $0.1 million, respectively, in rent payments from Hibbett. The total of minimum future rental payments under this related party lease is $0.5 million at October 27, 2012.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company, A&A, American Promotional Events, Inc. and Anderson Press (collectively the “Co-ownership Group”) co-own two airplanes that are used by the Company in its business. The Company owns a 26.0% interest in each of these airplanes. During the thirty-nine week periods ended October 27, 2012 and October 29, 2011, the Company was billed $0.3 million and $0.6 million, respectively, by the Co-Ownership Group under a cost sharing arrangement for the Company’s use of the two airplanes. The expenses that the Company pays for airplane use cover all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs.

The Company and Anderson Private Capital Partners I, L.P. (“APCP”), an affiliate of the Company through common ownership, each have an equity interest in Yogurt Mountain Holding, LLC (“Yogurt Mountain”). The Company also participates with APCP in a line of credit agreement with Yogurt Mountain in connection with its investment. See Note 13, Equity Method Investment, for additional information regarding the Company’s investment in Yogurt Mountain. As of October 27, 2012 and January 28, 2012, Yogurt Mountain had $1.0 million in borrowings outstanding and due to the Company. For the thirty-nine week periods ended October 27, 2012 and October 29, 2011, the Company paid $0.3 million and $0.6 million in franchise fees, royalty fees and other costs associated with the Company’s franchise of Yogurt Mountain stores within the Company’s stores, respectively. For each of the thirty-nine week periods ended October 27, 2012 and October 29, 2011, the Company received $0.3 million from Yogurt Mountain for interest, monitoring fees, professional fees and rent.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at October 27, 2012 or January 28, 2012, as such potential liabilities are considered de minimis.

6.	Inventories

The Company utilizes the last-in, first-out (“LIFO”) method of accounting for inventories. An actual valuation under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. The cumulative difference between replacement and current cost of inventory over stated LIFO value was $4.4 million and $4.0 million as of October 27, 2012 and January 28, 2012, respectively. The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventory balances at October 27, 2012 and January 28, 2012 were as follows (in thousands):

	October 27, 2012	January 28, 2012
Inventories (at FIFO)	$232,720	$205,300
LIFO reserve	(4,392)	(4,017)

Net inventories	$228,328	$201,283

7.	Business Segments

The Company has two reportable operating segments: retail trade and electronic commerce trade. These reportable operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally.

Our chief operating decision makers are our Executive Chairman and our Chief Executive Officer and President. The Company is primarily a retailer of book merchandise. The Company’s two reportable segments are two distinct business units, one a traditional retailer of book merchandise and the other a seller of book merchandise primarily over the Internet. The electronic commerce trade segment is managed separately due to divergent technology and marketing requirements. The retail trade reportable segment also includes the Company’s distribution center operations, which predominantly supplies merchandise to our retail stores and sells books to outside parties on a wholesale basis. The results of the distribution center’s outside operations are not material for segment reporting.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Segment Information (in thousands)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net Sales
Retail Trade	$100,853	$91,725	$329,707	$292,494
Electronic Commerce Trade	5,939	6,298	18,794	19,449
Intersegment Sales Elimination	(2,075)	(3,649)	(10,265)	(10,357)

Total Net Sales	$104,717	$94,374	$338,236	$301,586

Operating (Loss) Income
Retail Trade	$(4,187)	$(8,503)	$(7,703)	$(16,541)
Electronic Commerce Trade	(311)	169	(690)	(79)
Intersegment Elimination of Certain Costs	35	204	614	586

Total Operating (Loss) Income	$(4,463)	$(8,130)	$(7,779)	$(16,034)

			As of October 27, 2012	As of January 28, 2012
Assets
Retail Trade			$314,315	$292,552
Electronic Commerce Trade			3,027	3,600

Total Assets			$317,342	$296,152

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the thirteen and thirty-nine week periods ended October 27, 2012 and October 29, 2011, respectively, sales by merchandise category, as a percentage of total net sales, were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Books and Magazines	75.6%	76.3%	75.7%	76.4%
General Merchandise	10.8%	9.6%	10.7%	9.5%
Café	4.8%	5.1%	4.7%	4.8%
Electronics, eBooks and accessories	1.4%	2.3%	1.9%	2.6%
Other	7.4%	6.7%	7.0%	6.7%

Total	100.0%	100.0%	100.0%	100.0%

General merchandise consists of gifts, cards, games, toys, collectibles and similar types of products. Café consists of coffee, tea, yogurt and other edible products, as well as gift items related to our Joe Muggs cafés. Other products include music, DVDs and other products.

8.	Discontinued Operations

The Company did not close any stores in a market where the Company does not expect another of its existing stores to absorb the closed store’s customers during the thirty-nine weeks ended October 27, 2012. The Company closed five stores in fiscal year 2012 in markets where the Company did not expect another of its existing stores to absorb the closed store’s customers. The operating results of these stores are presented as discontinued in all periods presented. For the thirty-nine weeks ended October 27, 2012, there was no impact to operating results due to these closed stores. For the thirty-nine weeks ended October 29, 2011, the closed stores had sales of $4.9 million and pretax operating loss of $0.5 million.

9.	Short-term Borrowing and Long-term Debt

The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility, described below. On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a revolving credit facility (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which matures on March 21, 2016. As of October 27, 2012, the maximum principal amount available under the Credit Facility was $147.8 million, based on the calculated borrowing base availability at that time. Interest on borrowings under the Credit Facility is determined based upon the LIBOR rate plus an applicable margin (as specified in the Credit Agreement). Pursuant to the Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company. Under the Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit. The obligations of the Company under the Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders. Additionally, the Credit Agreement contains certain non-financial covenants. The Company was in compliance with these covenants at October 27, 2012.

As of October 27, 2012, there were outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) of $45.0 million, which bear interest at variable rates (2.2% as of October 27, 2012 based on the 7-day LIBOR rate plus the applicable spread as of such date). The Company had no borrowings outstanding under the Credit Facility (excluding the face amount of letters of credit issued thereunder) as of January 28, 2012. The face amount of letters of credit issued under the Credit Facility as of October 27, 2012 was $7.4 million. The face amount of letters of credit issued under the Credit Facility as of January 28, 2012 was $7.9 million. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the thirty-nine weeks ended October 27, 2012 were $51.4 million and $37.1 million, respectively.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”). As of October 27, 2012 and January 28, 2012, there was $5.4 million outstanding under the Bond, which bears interest at a variable rate. The interest rate on the Bond was 1.3% and 1.4% at October 27, 2012 and January 28, 2012, respectively. The bond is held by Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc. (“American Wholesale”), and Wells Fargo agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including booksamillion.com, inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally, and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which was $5.4 and included in the aggregate letters of credit mentioned above as of October 27, 2012, for the benefit of Wells Fargo. The Company is obligated to repurchase the Bond on March 13, 2016 unless Wells Fargo exercises the option to extend the Bond’s maturity date up to December 1, 2019.

Interest expense on all Company indebtedness for both of the thirteen weeks ended October 27, 2012 and October 29, 2011 was $0.4 million. Interest expense on all Company indebtedness for the thirty-nine weeks ended October 27, 2012 and October 29, 2011 was $1.3 million and $0.9 million, respectively.

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

As of October 27, 2012, the gross amount of unrecognized tax benefits due to uncertain tax positions was $0.7 million, all of which would affect the effective tax rate if recognized. The amount of unrecognized tax benefits, including interest and penalties, that would no longer need to be accrued due to the passage of various statutes of limitations in the next 12 months is $0.3 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $0.3 million and $0.5 million in interest and penalties related to unrecognized tax benefits accrued as of October 27, 2012 and January 28, 2012, respectively. The Company’s total liability for unrecognized tax benefits, including interest and penalties, as of October 27, 2012 and January 28, 2012, was $0.7 and $1.0 million, respectively.

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

Deferred tax assets are presented net of the deferred tax liabilities on the condensed consolidated balance sheet. The Company’s condensed consolidated balance sheet as of October 27, 2012 includes a gross deferred tax asset of $1.1 million related to a carryforward for state net operating losses. One of the companies in the consolidated group has incurred a cumulative loss in recent years. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal year ended January 28, 2012 due principally to difficult market and macroeconomic conditions. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $0.2 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance of $0.2 million has been established. The Company will continue to assess the amount of the valuation allowance in the future.

As of the current reporting period, the Company computed the annual effective tax rate based on guidance within ASC 740-270-55, which describes the proper calculation of an interim tax rate for a seasonal business with a year to date loss.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Fair Value Measurements

The carrying amounts of other financial instruments reported on the balance sheet for current assets and current liabilities, excluding our revolving line of credit as discussed below, approximate their fair values because of the short maturity of these instruments.

At October 27, 2012, there was $45.0 million outstanding under our revolving line of credit agreement (excluding the face amount of letters of credit issued under the credit agreement) and $5.4 million outstanding under the Bond. Fair value approximates the carrying amount for the revolving line of credit and the Bond as the variable interest rates re-price frequently at observable current market rates. As such, the fair value is categorized as a level 2 within the fair value hierarchy.

At October 27, 2012, there was $1.0 million outstanding under the related party note receivable from Yogurt Mountain Holding, LLC. See discussion in Note 4. The carrying value approximates the fair value of the note receivable at October 27, 2012.

12.	Gift Card Revenue Recognition

The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote based on historical trends (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Breakage income for the thirteen week periods ended October 27, 2012 and October 29, 2011 was $0.1 and $0.2 million, respectively. Breakage income for the thirty-nine week periods ended October 27, 2012 and October 29, 2011 was $0.5 million and $0.6 million, respectively.

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

In connection with the equity method investment, the Company entered into a line of credit agreement (the “Line of Credit”) with Yogurt Mountain pursuant to which the Company committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015, bearing interest at 9.0%. Yogurt Mountain must pay an annual commitment fee of 0.25% on the unused portion of the commitment. The proceeds from the Line of Credit must be used by Yogurt Mountain for the purpose of new store growth capital requirements. Effective November 14, 2011, the Company entered into a Forbearance Agreement with Yogurt Mountain, raising the interest rate to 11.0% and limiting the borrowings under the line of credit to $1.0 million. There was $1.0 million in outstanding borrowings by Yogurt Mountain under the Line of Credit as of October 27, 2012 and January 28, 2012.

14.	Subsequent Events

In connection with the preparation of its financial statements for the quarter ended October 27, 2012, the Company has evaluated events that occurred subsequent to October 27, 2012 to determine whether any of these events required disclosure in the financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

General

We were founded in 1917 and, as of October 27, 2012, operated 258 retail bookstores, including 201 superstores, concentrated primarily in the eastern United States.

Our growth strategy consists of expanding product offerings and opening stores in new and existing market areas. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats. From October 29, 2011 to October 27, 2012, we opened 43 stores, closed 6 stores and relocated one store, increasing our store count from 221 to 258.

Comparable store sales are determined each fiscal quarter during the year based on all stores that have been open at least 12 full fiscal months as of the first day of the fiscal quarter. Any stores closed during a fiscal quarter are included in comparable store sales until they close. Remodeled and relocated stores are also included as comparable stores. The factors affecting the future trend of comparable store sales include, among others, overall demand for products that the Company sells, the Company’s marketing programs, pricing strategies, store operations and competition.

The Company’s business, like that of many retailers, is seasonal, with a large portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season.

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	26.3%	25.6%	27.2%	27.2%
Operating, selling and administrative expenses	26.6%	29.9%	25.8%	28.6%
Depreciation and amortization	3.9%	4.3%	3.7%	3.9%
Operating loss from continuing operations	(4.3)%	(8.6)%	(2.3)%	(5.3)%
Interest expense, net	0.4%	0.4%	0.4%	0.3%
Loss from continuing operations, before income taxes	(4.7)%	(9.0)%	(2.7)%	(5.6)%
Income tax benefit	(2.2)%	(5.0)%	(1.1)%	(2.2)%
Net (loss) income on equity method investment	(0.2)%	0.0%	(0.1)%	0.1%
Net loss from continuing operations	(2.6)%	(4.0)%	(1.7)%	(3.3)%
Loss from discontinued operations	—	(0.2)%	—	(0.1)%
Net loss	(2.6)%	(4.2)%	(1.7)%	(3.4)%

The following table sets forth net sales data by segment for the periods presented:

Segment Information (dollars in thousands)

Net Sales	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	$ Change	% Change	October 27, 2012	October 29, 2011	$ Change	% Change
Retail Trade	$100,853	$91,725	$9,128	10.0%	$329,707	$292,494	$37,213	12.7%
Electronic Commerce Trade	5,939	6,298	(359)	(5.7)%	18,794	19,449	(655)	(3.4)%
Intersegment Sales Elimination	(2,075)	(3,649)	1,574	(43.1)%	(10,265)	(10,357)	92	(0.9)%

Total Net Sales	$104,717	$94,374	$10,343	11.0%	$338,236	$301,586	$36,650	12.2%

As discussed above, from October 29, 2011 to October 27, 2012, we opened 43 stores, closed 6 stores and relocated one store, increasing our store count from 221 to 258. Reflecting that increase, net sales increased $10.3 million, or 11.0%, to $104.7 million during the thirteen weeks ended October 27, 2012 from $94.4 million during the thirteen weeks ended October 29, 2011. Sales at comparable stores (as defined above) decreased 3.6% for the same period. For the thirty-nine weeks ended October 27, 2012, sales increased $36.7 million, or 12.2%, to $338.2 million from $301.6 million for the prior period. Sales at comparable stores decreased 2.4% for this period.

The increase in net sales for the retail trade segment for the thirteen weeks ended October 27, 2012, compared to the thirteen weeks ended October 29, 2011, resulted from a net increase in sales from new stores (as discussed above), less sales from closed stores, offset by lower comparable store sales. Comparable store sales for the retail trade segment for the thirteen weeks ended October 27, 2012 decreased 2.7% when compared to the same thirteen week period for the prior year. The decrease in comparable store sales for the thirteen week period ended October 27, 2012 was due to decreased sales in certain book categories, offset somewhat by increased sales in general merchandise. The increase in net sales for the retail trade segment for the thirty-nine weeks ended October 27, 2012, compared to the thirty-nine weeks ended October 29, 2011, resulted from increased sales due to the net increase in stores (as discussed above), offset somewhat by lower comparable store sales. Comparable store sales for the retail trade segment for the thirty-nine weeks ended October 27, 2012 decreased 1.6% when compared to the same thirty-nine week period for the prior year. The decrease in comparable store sales for the thirty-nine week period ended October 27, 2012 was due to lower sales resulting from the continuing transition of certain book categories to an electronic format, offset somewhat by increased sales in general merchandise. The decrease in net sales for the electronic commerce trade segment for both the thirteen weeks and thirty-nine weeks ended October 27, 2012 was due primarily to lower sales of eReader devices.

Gross profit increased $3.4 million, or 13.9%, to $27.5 million for the thirteen weeks ended October 27, 2012, when compared with $24.1 million in the same thirteen week period for the prior year, due to the net increase in sales from new stores (as discussed above) and an improvement in the gross profit percentage. Gross profit as a percentage of net sales for the thirteen weeks ended October 27, 2012 and October 29, 2011 was 26.3% and 25.6%, respectively. The increase in gross profit percentage of net sales for the thirteen week period ended October 27,

2012 was due to lower shrink expense, warehouse costs and occupancy costs offset by higher markdowns. Gross profit increased $9.8 million, or 12.0%, to $91.8 million for the thirty-nine weeks ended October 27, 2012, when compared with $82.0 million in the same thirty-nine week period for the prior year, due to a net increase in sales. Gross profit as a percentage of net sales for the thirty-nine weeks ended October 27, 2012 and October 29, 2011 was flat at 27.2%, as lower warehouse costs and shrink expense were offset by higher occupancy costs and markdowns.

Operating, selling and administrative expenses were $27.8 million for the thirteen weeks ended October 27, 2012, compared to $28.2 million during the same period last year. The decrease in operating, selling and administrative expenses was primarily due to lower store closing and opening costs in the current period compared to the prior year period, during which we closed 22 stores, opened 13 stores and prepared to open 38 stores that opened in the subsequent quarter. The reduced store closing and opening costs, along with effective store expense cost control measures, caused operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended October 27, 2012 to decrease to 26.6% versus 29.9% from the same period last year. Operating, selling and administrative expenses were $87.2 million for the thirty-nine weeks ended October 27, 2012, compared to $86.3 million during the same period last year. The increase in operating, selling and administrative expenses for the thirty-nine week period compared to the same period last year was due to an increase in expenses resulting from the net increase in stores, partially offset by lower health insurance costs. Operating, selling and administrative expenses as a percentage of net sales for the thirty-nine weeks ended October 27, 2012 decreased to 25.8% from 28.6% from the same period last year due to the cost control measures as described above, less store closing and opening costs as described above and the leverage of these lower costs over a larger store base and higher sales volume.

Depreciation and amortization expense was $4.1 million in the thirteen week period ended October 27, 2012, compared to $4.0 million in the thirteen week period ended October 29, 2011. The increase was the result of capital investments made for new stores opened in fiscal 2012. Depreciation and amortization expenses as a percentage of net sales for the thirteen weeks ended October 27, 2012 totaled 3.9%, which was 0.4% lower than the same period last year. Depreciation and amortization expense was $12.4 million in the thirty-nine week period ended October 27, 2012, compared to $11.8 million in the thirty-nine week period ended October 29, 2011, primarily due to the impact of the capital invested in new stores opened in fiscal 2012. Depreciation and amortization expenses as a percentage of net sales for the thirty-nine weeks ended October 27, 2012 totaled 3.7%, which was 0.2% lower than the same period last year.

The following table sets forth operating loss data by segment for the periods presented:

Segment Information (dollars in thousands)

Operating Income (Loss)	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	$ Change	% Change	October 27, 2012	October 29, 2011	$ Change	% Change
Retail Trade	$(4,187)	$(8,503)	$4,316	50.8%	$(7,703)	$(16,541)	$8,838	53.4%
Electronic Commerce Trade	(311)	169	(480)	(284.0)%	(690)	(79)	(611)	(773.4)%
Intersegment Elimination of Certain Costs	35	204	(169)	(82.8)%	614	586	28	4.8%

Operating (loss) income	$(4,463)	$(8,130)	$3,667	45.1%	$(7,779)	$(16,034)	$8,255	51.5%

The operating loss for the retail trade segment decreased $4.3 million for the thirteen weeks and $8.8 million for the thirty-nine weeks ended October 27, 2012, as compared to the same periods in the prior year. These changes were due to the impact of the increase in store count generating higher sales and controlled store and corporate costs. The operating loss of the electronic commerce trade segment increased for the thirteen weeks and thirty-nine weeks ended October 27, 2012 due to lower gross margin as a result of lower sales and increased net shipping costs associated with consumer direct sales.

Net Interest Expense

Net interest expense was $0.4 million, or 0.4% of net sales, for both the thirteen weeks ended October 27, 2012 and October 29, 2011. For the thirty-nine weeks ended October 27, 2012, net interest expense was $1.3 million, or 0.4% of net sales, compared to $0.9 million, or 0.3% of net sales, in the same period last year. This increase was due to higher average outstanding borrowings resulting from increased capital expenditures in the second half of fiscal 2012 related to the stores opened during that period.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility, as described in Note 9 to the condensed consolidated financial statements. The maximum and average outstanding borrowings under the credit facility (including the face amount of letters of credit issued thereunder) during the thirty-nine week period ended October 27, 2012 were $58.8 million and $44.6 million, respectively.

Cash Flows

Operating activities used cash equal to $35.6 million and $15.6 million in the thirty-nine week periods ended October 27, 2012 and October 29, 2011, respectively, and included the following:

•

Cash used in trade and related party accounts payable in the thirty-nine week period ended October 27, 2012 was $10.5 million, and cash provided by trade and related party accounts payable in the thirty-nine week period ended October 29, 2011 was $25.0 million. The change from the prior year was primarily the result of the timing of payment of the inventory added during the thirty-nine weeks ended October 27, 2012 related to the opening of new stores.

•

Cash used by inventories was $27.0 million in the thirty-nine week period ended October 27, 2012, compared to $35.7 million cash used by inventories in the prior year. The change from the prior year was primarily the result of the inventory added during the thirty-nine weeks ended October 27, 2012 related to the opening of new stores and timing of inventory receipts.

•

The adjustment to reconcile net loss from continuing operations to net cash used in operating activities for deferred income taxes was ($0.6) million in the thirty-nine week period ended October 27, 2012, and cash used for deferred income taxes was ($2.5) million in the thirty-nine week period ended October 29, 2011. The change was primarily the result of the impact of lower state net operating losses.

Cash used in investing activities reflected a $14.4 million and $12.8 million net use of cash for the thirty-nine week periods ended October 27, 2012 and October 29, 2011, respectively. Cash was used in the thirty-nine week period ended October 27, 2012 to fund capital expenditures related to the opening of new stores that had been accrued at year end and real property development.

Financing activities provided cash of $44.3 million and $24.9 million in the thirty-nine week periods ended October 27, 2012 and October 29, 2011, respectively. Financing activities provided cash in the thirty-nine week period ended October 27, 2012 from $45.0 million of net borrowings under our Credit Facility to finance operations, capital expenditures related to new store openings that had been accrued at prior year end and share repurchases.

Financial Position

Inventory balances were $228.3 million as of October 27, 2012, compared to $201.3 million as of January 28, 2012. The inventory increase of 13.4% was due to the year over year increase in our number of open stores and seasonal fluctuations in inventory. Trade and related party accounts payable balances were $101.4 million as of October 27, 2012, compared to $112.0 million as of January 28, 2012. The decrease in trade and related party accounts payable was due to timing of payments for inventory, particularly relating to the inventory purchased for the significant number of stores opened in late fiscal 2012. Accrued expenses were $33.5 million as of October 27, 2012, compared to $41.4 million as of January 28, 2012. The decrease in accrued expenses was due to a reduction in accrued capital expenditures and a reduction in gift card liability. The decrease in accrued capital expenditures was the result of payments of amounts previously accrued for capital expenditures related to new store openings in the prior year. The reduction in the gift card liability accrual traditionally occurs in the first quarter of the year due to the redemption of gift cards.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments of the Company at October 27, 2012 (in thousands):

	Payments Due Under Contractual Obligations(1)
(in thousands)	Total	FY 2013	FY 2014	FY 2015	FY 2016	FY 2017	Thereafter
Short-term borrowings(2)	$45,000	$45,000	$—	$—	$—	$—	$—
Long-term debt – industrial revenue bond	5,445	—	—	—	—	5,445	—

Subtotal of debt	50,445	45,000	—	—	—	5,445	—
Interest	243	27	69	69	69	9	—
Operating leases(3)	175,084	10,567	40,285	36,756	27,606	22,392	37,478

Total of obligations	$225,772	$55,594	$40,354	$36,825	$27,675	$27,846	$37,478

(1)	This table excludes any amounts related to the payment of the $0.7 million of income tax uncertainties, as the Company cannot make a reasonable estimate of the periods of cash settlements with the respective taxing authorities.
(2)	Short-term borrowings represent borrowings under the $150.0 million credit facility that are due in 12 months or less.
(3)	Excludes obligations under store leases for insurance, taxes and other maintenance costs.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at October 27, 2012 or January 28, 2012, as such potential liabilities are considered de minimis.

Related Party Activities

See Note 4, Related Party Transactions, to the condensed consolidated financial statements for information regarding related party activities.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the year ended January 28, 2012 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the thirty-nine weeks ended October 27, 2012.

New Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the condensed consolidated financial statements for information regarding new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No disclosure is required hereunder, as the Company is a “smaller reporting company,” as defined by Item 10(f) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Executive Chairman, Chief Executive Officer and President, Chief Financial Officer and the Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

The Board of Directors approved a stock repurchase plan on August 21, 2012 (the “2012 Repurchase Program”), under which the Company is authorized to purchase up to $5.0 million of our common stock. Stock may be purchased on the open market or through private transactions from time to time through March 31, 2014, dependent upon market conditions. The 2012 Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. The following table shows common stock repurchases under the 2012 Repurchase Program during the thirteen weeks ended October 27, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program at End of Period
July 29, 2012 through August 25, 2012	—	N/A	—	$5,000,000
August 26, 2012 through September 29, 2012	51,676	$2.67	51,676	$4,859,243
September 30, 2012 through October 27, 2012	220,304	$2.69	220,304	$4,259,940

Total	271,980	$2.69	271,980	$4,259,940

(1)	Average price paid per share excludes broker fees.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1(a)	Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Capital Registration No. 33-52256)).

3.1(b)	Certificate Regarding Amendment of the Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on form 10-Q for the quarterly period ended July 28, 2012).

3.2	Amended and Restated By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated August 20, 2009).

31.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of R. Todd Noden, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of R. Todd Noden, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

101	Interactive Data Files for Books-A-Million, Inc.’s Quarterly Report on Form 10-Q for the period ended October 27, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKS-A-MILLION, INC.

Date: December 6, 2012	By:	/s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President (Principal Executive Officer)

Date: December 6, 2012	By:	/s/ R. Todd Noden
R. Todd Noden
Chief Financial Officer (Principal Financial and Accounting Officer)