Form 10-K
period 2013-02-02
BOOKS A MILLION INC
filed 2013-04-19
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the Registrant) as of July 28, 2012 (based on the closing sale price as reported on the NASDAQ Stock Market on July 27, 2012, the last trading day preceding such date), was $16.2 million.

The number of shares outstanding of the Registrant’s Common Stock as of April 17, 2013 was 15,485,019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2013 are incorporated by reference into Part III of this report.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

10-K INDEX

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause the actual results, performance or achievements of Books-A-Million, Inc. (the “Company”) or the results of its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company’s specific market areas; inflation or deflation; economic conditions in general and in the Company’s specific market areas; the number of store openings and closings; the profitability of certain product lines, capital expenditure and future liquidity; liability and other claims asserted against the Company; the impact of electronic books and e-content; uncertainties related to the Internet and the Company’s Internet operations; the factors described in ITEM 1A. RISK FACTORS herein; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

ITEM 1.	BUSINESS

General

Books-A-Million, Inc. is a leading book retailer primarily located in the eastern United States and operates both superstores and traditional bookstores. Superstores, the first of which was opened in 1987, range in size from 8,000 to 39,000 square feet and operate under the names “Books-A-Million,” “BAM!,” “Books and Co.” and “2nd & Charles.” Traditional bookstores are smaller stores operated under the names “Bookland,” “Books-A-Million” and “BAM!.” These stores range in size from 2,000 to 10,000 square feet and are located primarily in enclosed malls. All store formats generally offer an extensive selection of best sellers and other hardcover and paperback books, magazines, toys, games, electronics and gifts. In addition to the retail store formats, we offer our products over the Internet at Booksamillion.com.

We were founded in 1917, originally incorporated under the laws of the State of Alabama in 1964 and reincorporated in Delaware in September 1992. Our principal executive offices are located at 402 Industrial Lane, Birmingham, Alabama 35211, and our telephone number is (205) 942-3737. Unless the context otherwise requires, references to “we,” “our,” “us” or “the Company” include our wholly owned subsidiaries, American Wholesale Book Company, Inc. (“American Wholesale”), Booksamillion.com, Inc., BAM Card Services, LLC, AL Florence Realty Holdings 2010, LLC and Preferred Growth Properties, LLC.

Our periodic and current reports filed with the Securities and Exchange Commission (“SEC”) are made available on our website at www.booksamillioninc.com as soon as reasonably practicable. Our code of conduct and key committee charters are also available on our website. These reports are available free of charge to stockholders upon written request. Such requests should be directed to R. Todd Noden, our Chief Financial Officer. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us, at http: //www.sec.gov.

Business Segments

We have two reportable segments: retail trade and electronic commerce trade. In the retail trade segment, we are primarily engaged in the retail sale of books, magazines, and general merchandise, including gifts, cards, games, toys, collectibles, music, DVDs, electronic devices and accessories at our retail stores. The retail trade segment includes our distribution center operations, which predominantly supply merchandise to our retail stores. In the electronic commerce trade segment, we are engaged in the retail sale of books and general merchandise over the Internet. This segment is managed separately due to divergent technology and marketing requirements. For additional information on our reportable business segments, see Note 9, “Business Segments,” in the Notes to Consolidated Financial Statements, contained herein.

In both our retail trade and electronic commerce trade segments, we sell books, magazines, and general merchandise, including gifts, cards, games, toys, collectibles, music, DVDs, electronic devices and accessories.

Retail Stores

We developed superstores to capitalize on the growing consumer demand for the convenience, selection and value associated with the superstore retailing format. Each superstore is designed to be a receptive and open environment conducive to browsing, reading and shopping and includes ample space for promotional events open to the public, including book autograph sessions and children’s storytelling. We operated 201 superstores as of February 2, 2013.

Our superstores emphasize selection, value and customer service. Each of our superstores offers an extensive selection of books, magazines and general merchandise, including gifts, cards, games, toys, collectibles, music, DVDs, electronic devices and accessories. Each superstore has a service center staffed with associates who are knowledgeable about the store’s merchandise and who are trained to answer customers’ questions, assist customers in locating books within the store and placing special orders. The majority of our superstores also include either a Joe Muggs café, serving Joe Muggs coffee and assorted pastries and other edible items, or a Yogurt Mountain, serving frozen yogurt with self-serve toppings. Our superstores are conveniently located on major, high-traffic roads and in enclosed malls or strip shopping centers with adequate parking and generally operate for extended hours up to 11:00 p.m. local time.

Our traditional stores are tailored to the size, demographics and competitive conditions of the particular market area. Traditional stores are located primarily in enclosed malls and generally feature a wide selection of books, magazines, gifts and other products. We had 56 traditional stores as of February 2, 2013.

Merchandising

We employ several value-oriented merchandising strategies. Books on our best-seller list, which list is developed by us based on the sales and customer demand in our stores, are generally sold in the Company’s superstores at or below publishers’ suggested retail prices. In addition, customers can join the Millionaire’s Club, which is a loyalty program for our customers, and save a minimum of 10% on almost all purchases in any of our retail stores, including already discounted best-sellers. Our point-of-sale computer system provides data designed to enable us to anticipate consumer demand and customize store inventory selection to reflect local customer interest.

Marketing

We promote our bookstores principally through the use of traditional direct mail, e-mail and online advertising, as well as point-of-sale materials posted and distributed in our stores. In certain markets, radio and newspaper advertising is also used on a selective basis. We also arrange for special appearances and book autograph sessions with recognized authors to attract customers and to build and reinforce customer awareness of our stores. A substantial portion of our advertising expenses are reimbursed from publishers through their cooperative advertising programs.

Store Operations and Site Selection

In choosing specific store sites within a market area, we apply standardized site selection criteria that take into account numerous factors, including the local demographics, desirability of available leasing arrangements, proximity to our existing stores and stores of our competitors and overall level of retail activity. In general, stores are located on major high-traffic roads convenient to customers and have adequate parking. We generally negotiate short-term leases with renewal options. We also periodically review the profitability trends and prospects of each of our stores and evaluate whether any underperforming stores should be closed, converted to a different format or relocated to more desirable locations.

Internet Operations

On Booksamillion.com, we sell a wide selection of books, magazines, and general merchandise, including gifts, cards, games, toys, collectibles, music, DVDs, electronic devices and accessories and other products similar to those sold in our superstores.

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

We purchase merchandise from over 3,000 vendors. We purchase the majority of our collectors’ supplies from Anderson Press, Inc. and substantially all of our magazines from Anderson Media Corporation, each of which is a related party. See Note 7, “Related Party Transactions,” in the Notes to Consolidated Financial Statements, contained herein. No one vendor accounted for over 10.0% of our overall merchandise purchases in the fiscal year ended February 2, 2013. In general, 74.1% of our inventory may be returned to the vendors for credit, which substantially reduces our risk of inventory obsolescence.

Distribution Capabilities

Our subsidiary, American Wholesale, receives a substantial portion of our inventory shipments, including substantially all of our books, at its two facilities located in Florence and Tuscumbia, Alabama. Orders from our bookstores are processed by computer and assembled for delivery to our stores on pre-determined weekly schedules. Substantially all deliveries of inventory from American Wholesale’s facilities are made by a dedicated transportation fleet. At the time deliveries are made to each of our stores, returns of slow moving or obsolete products are picked up and returned to the American Wholesale returns processing center. American Wholesale then returns these products to vendors for credit, if credit is available.

Competition

The retail book business is highly competitive, and competition within the industry is fragmented. We face direct competition from other superstores, such as Barnes & Noble, and we also face competition from mass merchandisers, such as Wal-Mart and Costco, and online retailers, such as Amazon.com, Barnes & Noble and Wal-Mart. Our bookstores also compete with specialty retail stores that offer books in particular subject areas, independent single store operators, variety discounters, drug stores, warehouse clubs, mail order clubs and other retailers offering books. In addition, our bookstores face additional competition from the expanding market for electronic books and may face competition from other categories of retailers entering the retail book market. We believe that the key competitive factors in the retail book industry are convenience of location, selection, customer service, price and ease of access to content.

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

Employees

As of February 2, 2013, we employed approximately 2,400 full-time associates and 3,100 part-time associates. The number of part-time associates employed fluctuates based upon seasonal needs. None of our associates is covered by a collective bargaining agreement. We believe that relations with our associates are good.

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

The retail book business is highly competitive, and competition within the industry is fragmented. We face direct competition from other superstores, such as Barnes & Noble, and we also face competition from mass merchandisers, such as Wal-Mart and Costco, and online retailers, such as Amazon.com, Barnes & Noble and Wal-Mart. Our bookstores also compete with specialty retail stores that offer books in particular subject areas, independent single store operators, variety discounters, drug stores, warehouse clubs, mail order clubs and other retailers offering books. In addition, our bookstores face additional and growing competition from the expanding market for electronic books and other e-content and may face competition from other categories of retailers entering the retail book market.

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

Our business is highly seasonal.

Our business is highly seasonal, with sales and earnings generally highest in the fourth fiscal quarter and lowest in the first fiscal quarter. Our results of operations depend significantly upon the holiday selling season in the fourth fiscal quarter. During the fiscal year ended February 2, 2013, approximately 32.9% of our sales were generated in the fourth fiscal quarter. If we do not stock popular products in sufficient amounts, or if we fail to have sources to timely restock popular products during the busy holiday period such that we fail to meet customer demand, our revenue, our earnings and our future growth could be significantly impacted. In addition, if we experience less than satisfactory net sales during a fourth fiscal quarter, we may not be able to sufficiently compensate for any losses that may have been incurred during the first three quarters of that fiscal year.

Our business has been and may continue to be adversely affected by economic conditions.

The Company believes that the United States and global economies continue to experience challenging times and that current economic conditions could persist. The Company believes that these conditions have had and may continue to have an adverse impact on spending by the Company’s current retail customer base and potential new customers. Because of these significant challenges, we are continuously reviewing and adjusting our business activities to address the changing economic environment. We are carefully managing our inventory and liquidity and enforcing expense controls while working diligently and prudently to grow our business. However, our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including reduced availability of credit, increased unemployment levels, increased health care costs, higher energy and fuel costs, rising interest rates, financial market volatility and long-term economic downturn. These conditions could have a negative impact on the earnings, liquidity and capital resources of the Company.

Recent economic conditions have accentuated these risks and magnified their potential effect on us and our business. Economic uncertainty and difficult conditions in the capital and credit markets may affect our business in a number of ways. For example:

•	Economic uncertainty could have a significant adverse impact on consumer confidence and discretionary consumer spending, which may result in decreased sales and earnings for us.

•	Although we believe that we have sufficient liquidity under our credit agreement to run our business and to provide for our plans for growth, under depressed economic or extreme market conditions, there can be no assurance that such funds would be available or sufficient, and, in such a case, we may not be able to successfully obtain additional debt financing on favorable terms, or at all.

•	Recent market volatility has exerted downward pressure on our stock price, which may make it more difficult for us to raise additional capital in the future.

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

The Company opened 6 new stores during the 2013 fiscal year. There can be no assurance that we will be able to integrate these new stores successfully, which could have a negative impact on the earnings, liquidity and capital resources of the Company.

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

Sales of books generally depend upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence and other factors beyond our control. Weather, among other things, can affect comparable store sales, because inclement weather can require us to close certain stores temporarily and thus reduce store traffic. Even if stores are not closed, customers may decide to avoid going to stores in bad weather. In addition, sales are dependent in part on the strength of new release titles offered by vendors and special promotions, which factors are not within the Company’s control. A decline in consumer spending on books based on any of these factors could have a material adverse effect on our financial condition and results of operations.

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

As an Internet retailer, we are subject to risks associated with the need to keep pace with rapid technological change, risks associated with the timing and adoption of new digital products or platforms, Internet security risks, risks of system failure or inadequacy, supply chain risks, governmental regulation and uncertainties with respect to the Internet and digital content, risks related to data privacy and collection of sales or other taxes. If any of these risks materializes, it could have an adverse effect on our operating results.

The Company’s costs of doing business could increase as a result of changes in federal, state or local laws or regulations.

Changes in federal, state or local laws or regulations, including, but not limited to, laws related to employment, wages, data privacy and information security, taxes and consumer products, could increase the Company’s costs of doing business or otherwise negatively impact our operating results.

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

Although we purchase merchandise from over 3,000 vendors, and no one vendor accounted for more than 10% of our inventory purchases in the fiscal year ended February 2, 2013, we have significant vendors that are important to us. If our current vendors were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms. We have entered into and may, in the future, enter into various transactions and agreements with entities wholly or partially owned by certain stockholders or directors (including certain officers) of the Company, including one such entity that serves as our primary magazine vendor and another that serves as our primary provider of collectors’ supplies, as further described in Note 7, “Related Party Transactions,” in the Notes to Consolidated Financial Statements, contained herein. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable to us as could reasonably have been obtained at such time from unrelated third parties.

The concentration of the Company’s capital stock ownership with certain executive officers, directors and their affiliates may limit other stockholders’ ability to influence corporate matters and may involve other risks.

The Executive Chairman of the Company’s Board of Directors, Clyde B. Anderson, and his brother, Terry C. Anderson, who is a director of the Company, together with their family members and affiliates, were the beneficial owners of an aggregate of approximately 55.3% of the Company’s outstanding common stock as of April 5, 2013. This concentrated ownership may limit the ability of the Company’s other stockholders to influence corporate matters, and, as a result, the Company may take actions with which our other stockholders do not agree. In addition, there may be risks related to the relationships that members of the Anderson family have with the various entities with which the Company has related party transactions.

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

Our ability to continue to expand our operations depends on our ability to attract and retain a large number of qualified associates. Our ability to meet our labor needs generally while controlling our associate wage and related labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. If we are unable to locate, attract and retain qualified personnel, or if our costs of labor or related costs increase significantly, our financial performance could be affected adversely.

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

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to our services and the characteristics and quality of products and services. It is not always clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues or compliance with such laws may harm our business or affect our financial performance.

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

We accept payments by a variety of methods, including credit card, debit card, gift card, direct debit from a customer’s bank account, physical bank checks and cash. For certain payment transactions, including credit and debit cards, we pay interchange and other fees, which may increase over time, raising our operating costs and lowering our profit margins. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers or facilitate other types of online payments, and our business and operating results could be adversely affected. If one or more of these agreements are terminated, and we are unable to replace them on similar terms, or at all, it could adversely affect our operating results. In addition, as we offer new payment options to our customers, we may be subject to additional regulations and compliance requirements.

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

We are party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial condition, results of operations or cash flows. However, we can give no assurances that certain lawsuits either now or in the future will not materially affect our financial condition or results of operations.

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

Unforeseen events, including public health issues and natural disasters, such as earthquakes, hurricanes, snow storms, floods and heavy rains, could disrupt our operations or the operations of our suppliers, as well as the behavior of our consumers. We believe that we take reasonable precautions to prepare particularly for weather-related events; however, our precautions may not be adequate to deal with such events in the future. As these events occur in the future, if they should impact areas in which we have our distribution centers or a concentration of retail stores, such events could have a material adverse effect on our business, financial condition and results of operations, particularly if they occur during peak shopping seasons.

Increases in transportation costs due to rising fuel costs, climate change regulation and other factors may negatively impact our operating results.

We rely upon various means of transportation, including by water and by land, to deliver products from vendors to our distribution centers and from our distribution centers to our stores. Consequently, our results can vary depending upon the price of fuel. The price of oil has fluctuated drastically over the last few years, and may rapidly increase at any time, which would sharply increase our fuel costs. In addition, efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means. Any such future increases in fuel costs would increase our transportation costs for delivery of products to our distribution centers and distribution to our stores, as well as our vendors’ transportation costs, which could harm our operating results.

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

The number of stores located in each state and the District of Columbia as of February 2, 2013 are listed below:

State	Number of Super Stores	Number of Traditional Book Stores
Florida	34	2
Alabama	24	1
Tennessee	15	1
South Carolina	13	1
Virginia	13	3
Georgia	12	3
North Carolina	11	4
Louisiana	9	1
Texas	9	2
Ohio	8	4
Indiana	6	—
Mississippi	6	4
West Virginia	5	2
Pennsylvania	4	11
Maryland	4	4
Arkansas	3	—
Iowa	3	—
Kentucky	3	3
Missouri	3	—
Illinois	2	2
Maine	2	1
New Hampshire	2	1
Connecticut	1	—
District of Columbia	1	—
Kansas	1	1
Michigan	1	2
Nebraska	1	—
New Jersey	1	2
Oklahoma	1	—
South Dakota	1	—
Wisconsin	1	—
Delaware	1	—
New York	—	1

Total	201	56

American Wholesale owns a wholesale distribution center located in an approximately 308,000 square foot facility in Florence, Alabama. During fiscal 1995 and 1996, we financed the acquisition and construction of the wholesale distribution facility through loans obtained from the proceeds of an industrial development revenue bond (the “Bond”). In addition, we own a portion of the tractor fleet operated by American Wholesale that pull the Company-owned trailers, which comprise our transportation fleet.

American Wholesale operates a distribution facility and a facility used to refurbish old store fixtures for use in our current stores in Tuscumbia, Alabama. The square footage of the distribution facility is 178,000 square feet. The square footage of the fixture facility is 50,000 square feet. The distribution facility is leased on a ten year term ending on February 28, 2017. The fixture facility is leased month-to-month. We believe that the failure to extend the lease for the fixture facility currently leased on a month-to-month basis would not have a material adverse effect on our business, financial condition or results of operations. Our principal executive offices are located in a 20,550 square-foot leased building located in Birmingham, Alabama that is leased month-to-month. Each of these three leases involves related parties. See Note 7, “Related Party Transactions,” in the Notes to Consolidated Financial Statements, contained herein.

In addition, we lease approximately 4,034 square feet of office space in Franklin, Tennessee and an additional 8,320 square-foot building located in Birmingham, Alabama for additional corporate office space. The Franklin, Tennessee space is leased on a five year term ending on October 31, 2016. The additional Birmingham space is leased until April 30, 2020. We have entered into a binding agreement to purchase a 28,300 square-foot building located in Birmingham, Alabama for $1.1 million, which we are currently leasing, and expect to close on that transaction by the end of May 2013.

We consider our existing properties to be adequate for our present needs and believe that our existing leases are reasonable and appropriate based on location.

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

The common stock of Books-A-Million, Inc. is traded on the NASDAQ Global Select Market under the symbol “BAMM.” The chart below sets forth the high and low sales prices for the Company’s common stock for each quarter of the fiscal years ended February 2, 2013 and January 28, 2012. We did not declare any dividends during these periods.

Fiscal Quarter Ended	High	Low
February 2, 2013	$2.90	$2.42
October 27, 2012	2.95	2.31
July 28, 2012	3.24	2.40
April 28, 2012	3.53	2.35
January 28, 2012	$2.86	$2.18
October 29, 2011	3.10	2.10
July 30, 2011	4.61	2.96
April 30, 2011	5.97	4.04

The closing price for the Company’s common stock on April 17, 2013 was $2.65. As of April 5, 2013, Books-A-Million, Inc. had approximately 1,162 stockholders of record.

Issuer Purchases of Equity Securities

The Company’s Board of Directors approved a stock repurchase plan on August 21, 2012 (the “2012 Repurchase Program”), under which the Company is authorized to purchase up to $5.0 million of our common stock. Stock may be purchased on the open market or through private transactions from time to time through March 31, 2014, dependent upon market conditions. The 2012 Repurchase Program does not obligate the Company to repurchase any specific number of shares and generally may be suspended at any time at the Board’s discretion. The following table shows common stock repurchases under the 2012 Repurchase Program during the fourteen weeks ended February 2, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program at End of Period
October 28, 2012 through November 24, 2012	39,229	$2.59	39,229	$4,157,408
November 25, 2012 through December 29, 2012	69,230	$2.57	69,230	$3,977,405
December 30, 2012 through February 2, 2013 (2)	93,886	$2.55	93,886	$3,735,782

Total	202,345	$2.57	202,345	$3,735,782

(1)	Average price paid per share excludes broker fees.
(2)	15,516 shares were originally granted to employees as restricted stock pursuant to the Company’s 2005 Incentive Award Plan. The 2005 Incentive Award Plan provides for the withholding of shares to satisfy tax obligations due upon vesting of restricted stock, and, pursuant to the 2005 Incentive Award Plan, 15,516 of the shares reflected above were relinquished by employees in exchange for the Company’s agreement to pay federal and state tax withholding obligations resulting from the vesting of the Company’s restricted stock.

ITEM 6.	SELECTED FINANCIAL DATA

No disclosure is required hereunder, as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company was founded in 1917 and, as of February 2, 2013, operated 257 retail bookstores, concentrated primarily in the eastern United States. Of the 257 stores, 201 are superstores that operate under the names Books-A-Million (BAM!), Books & Co. and 2nd & Charles, and 56 are traditional stores that operate under the Bookland, Books-A-Million and BAM! names. In addition to the retail store formats, the Company offers its products over the Internet at www.booksamillion.com. As of February 2, 2013, the Company employed approximately 5,500 full and part-time employees.

One of the Company’s growth strategies is focused on opening stores in new and existing market areas. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores. During fiscal 2013, the Company opened 6 stores, closed 6 stores and relocated one store.

The Company’s performance is partially measured based on comparable store sales, which is similar to most retailers. Comparable store sales are determined each fiscal quarter during the year based on all stores that have been open at least 12 full months as of the first day of the fiscal period. Any stores closed during a fiscal quarter are included in comparable store sales until they close. Remodeled and relocated stores are also included as comparable stores. The factors affecting the future trend of comparable store sales include, among others, overall demand for products that the Company sells, the Company’s marketing programs, pricing strategies, store operations and competition (including competition from e-commerce).

Executive Summary

The following is a highlight of our financial results for the last two fiscal years:

	Fiscal 2013	Fiscal 2012
	53 weeks	52 weeks
Net sales (in millions)	$503.8	$468.5
Operating income (loss), percentage to net sales	1.4%	(0.9%)
Comparable store sales decrease	(3.6%)	(9.5%)
Net income (loss) from continuing operations (in millions)	$2.5	$(2.5)
Diluted earnings (loss) per share	$0.16	$(0.18)

The Company opened 6 new stores and closed 6 underperforming stores in the year ended February 2, 2013, bringing the store base to 257 in 32 states and the District of Columbia. The overall inventory level remained essentially flat, but inventory turnover improved for fiscal 2013 compared to fiscal 2012. We ended the fiscal year with $5.0 million of available cash and cash equivalents on the consolidated balance sheet and $136.3 million availability under the Credit Facility, as defined in Note 4, “Short-term Borrowing and Long-term Debt” in the Notes to Consolidated Financial Statements, contained herein.

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

	Fiscal Year Ended
	February 2, 2013	January 28, 2012
	53 weeks	52 weeks
Net revenue	100.0%	100.0%
Gross profit	28.9%	28.3%
Operating, selling and administrative expenses	24.0%	25.7%
Impairment charges	0.2%	0.0%
Depreciation and amortization	3.3%	3.5%
Operating income (loss)	1.4%	(0.9%)
Interest expense, net	0.3%	0.3%
Income (loss) from continuing operations before income taxes	1.0%	(1.1%)
Income tax provision (benefit)	0.4%	(0.7%)
Net income (loss) before equity method investment	0.7%	(0.5%)
Net loss on equity method investment	(0.2%)	(0.1%)
Net income (loss) from continuing operations	0.5%	(0.5%)
Net loss from discontinued operations	—	(0.1%)
Net income (loss)	0.5%	(0.6%)

The financial results for the 52 weeks ended January 28, 2012 contain certain insignificant reclassifications necessary to conform to the presentation of the 53 weeks ended February 2, 2013.

Fiscal 2013 Compared to Fiscal 2012

Fiscal 2013 reflects an extra week as compared with fiscal 2012, creating a 53-week fiscal year that occurs approximately every six years in the accounting cycle for most retailing companies.

Consolidated net revenue from continuing operations increased $35.3 million, or 7.5%, to $503.8 million for the 53-week period ended February 2, 2013, as compared to $468.5 million for the 52-week period ended January 28, 2012. Net revenue for the additional week in fiscal 2013 was approximately $7.6 million. The remainder of the increase was related to the increase in revenue from the retail trade segment, partially offset by a decrease in the electronic trade segment, each of which is discussed in more detail below.

Comparable store sales for the year ended February 2, 2013, decreased 3.6% when compared to the prior fiscal year. The comparable store sales decrease was due to sharp declines in sales of e-reader devices and decreases in sales in certain book categories, offset by an increase in sales of general merchandise.

Our core book department business continues to be negatively impacted by the transition of certain categories to digital formats, but at a lesser rate than anticipated. Several categories outperformed the broader trend, including Fiction, Graphic Novels and the Kids’ area. Gifts, media, electronic accessories and Café sales increased year over year driven by product assortments.

Non-comparable store sales totaled $106.3 million during fiscal 2013 as compared with non-comparable store sales of $60.9 million during fiscal 2012. Non-comparable store sales were primarily attributable to the sales in 48 stores that we opened in the third and fourth quarters of fiscal 2012 and the additional week of sales in fiscal 2013. In addition, the Company opened 6 new stores and closed 6 stores during fiscal 2013.

Net sales for the retail trade segment increased $38.3 million, or 8.4%, to $491.6 million in the year ended February 2, 2013, from $453.3 million in the year ended January 28, 2012. The increase was due to the impact of sales from the net addition of new stores opened in fiscal 2012 and 2013 and the additional week of sales in fiscal 2013, partially offset by the 2.4% decrease in comparable store sales. The decrease in comparable store sales was due to lower sales in certain book categories, offset by an increase in general merchandise.

Net sales for the electronic commerce trade segment decreased $2.6 million, or 8.6%, to $27.4 million in the year ended February 2, 2013, from $30.0 million in the year ended January 28, 2012. The decrease in net sales for the electronic commerce trade segment was primarily due to lower sales of E-Reading devices, partially offset by higher Internet sales of books and other products on the Company’s website.

Gross profit from continuing operations, which includes cost of sales, distribution costs and occupancy costs, increased $13.1 million, or 9.8%, to $145.8 million in the year ended February 2, 2013, from $132.7 million in the year ended January 28, 2012. This increase was attributable to higher sales as described above and an improved gross profit rate as a percentage of sales. Gross profit as a percentage of net sales increased in fiscal year 2013 to 28.9%, from 28.3% in fiscal year 2012. The improved gross profit rate was a result of increased sales of higher margin items, such as gifts and general merchandise; lower distribution costs; improved shrink results; and a decrease in the LIFO provision, somewhat offset by higher occupancy costs.

Operating, selling and administrative expenses from continuing operations increased $0.9 million, or 0.8%, to $121.1 million in the year ended February 2, 2013, from $120.2 million in the year ended January 28, 2012. The increase was primarily attributable to the extra selling week in fiscal year 2013. As a percentage of net sales, operating, selling and administrative expenses decreased to 24.0% in fiscal year 2013 from 25.7% in fiscal year 2012. The decrease in percentage was attributable to lower store opening and closing costs, lower selling costs as percentage of net sales and lower restricted stock expenses.

Impairment charges increased $0.7 million to $0.9 million for the year ended February 2, 2013, from $0.2 million in the year ended January 28, 2012. The increase was primarily due to a fiscal 2013 goodwill impairment of $0.7 million. See Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements, contained herein, for further discussion of this impairment.

Depreciation and amortization expenses from continuing operations increased $0.5 million, or 3.3%, to $16.8 million in fiscal 2013, from $16.3 million in fiscal 2012. The increase was due to the increase in new stores in the last half of fiscal 2012. Depreciation and amortization expenses as a percentage of net sales decreased 0.2% to 3.3% from 3.5%.

Consolidated operating income from continuing operations was $6.9 million for the year ended February 2, 2013, compared to consolidated operating loss from continuing operations of ($4.0) million for the year ended January 28, 2012, an increase of $10.9 million. This increase was attributable to increased sales, improved gross profit as a percentage of sales and lower operating, selling, and administrative expenses as a percentage of sales as described above.

Interest expense increased $0.4 million, or 28.6%, in the year ended February 2, 2013 compared to the year ended January 28, 2012. The increase was due to higher average debt levels, partially offset by lower interest rates.

The effective rate for income tax purposes was 42.2% for fiscal 2013 and 54.3% for fiscal 2012. The net decrease in the effective tax rate is due to a number of factors, most of which are not directly associated with current period earnings. Significant decreases in the effective tax rate are due to changes in uncertain tax positions and federal tax credits recorded during fiscal 2013 that resulted in income tax benefits and had the result of reducing the overall effective rate in the current fiscal year. Similar items existed in the prior year but resulted in increases in the effective tax rate due to the existence of a prior period pre-tax loss. The decreases in the effective tax rate as described above are offset by the tax expense impact of a valuation allowance recorded against certain state income tax deferred tax assets in the current fiscal period. The decrease in the Federal statutory rate to 34% in fiscal 2013 from 35% in the prior year was the result of full utilization of net operating loss carryback opportunity in the prior year to years with higher tax rates.

The Company did not close any stores in fiscal 2013 in markets where the Company does not expect to retain the closed stores’ customer base. The Company closed five stores in fiscal 2012 in markets where the Company does not expect to retain the closed stores’ customers at another store in the same market. The operating results of these stores are presented as discontinued in all periods presented. For fiscal year 2012, the closed stores had sales of $4.9 million and an after-tax operating loss of $0.3 million.

Critical Accounting Policies

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company believes that the likelihood is remote that materially different amounts will be reported related to actual results for the estimates and judgments described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties, and, as a result, actual results could differ from these estimates.

Property and Equipment

Property and equipment are recorded at cost. Depreciation on equipment and furniture and fixtures is provided on the straight-line method over the estimated service lives, which range from two to ten years. Depreciation of buildings and amortization of leasehold improvements, including remodels, is provided on the straight-line basis over the lesser of the assets’ estimated useful lives (ranging from 2 to 40 years) or, if applicable, the periods of the leases. Determination of useful asset life is based on several factors requiring judgment by management and adherence to generally accepted accounting principles for depreciable periods. Judgment used by management in the determination of useful asset life could relate to any of the following factors: expected use of the asset; expected useful life of similar assets; any legal, regulatory or contractual provisions that may limit the useful life; and other factors that may impair the economic useful life of the asset. Maintenance and repairs are charged to expense as incurred. Improvement costs are capitalized to property accounts and depreciated using applicable annual rates. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the accounts, and the related gain or loss is credited or charged to income. At February 2, 2013, the Company had $65.3 million of property and equipment, net of accumulated depreciation, accounting for approximately 22.8% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Impairment losses, excluding goodwill impairment, totaled $0.2 million in fiscal 2013 and 2012. For both years presented, the impairment losses related to the retail trade business segment.

Goodwill

ASC 350, Goodwill and Other Intangible Assets, requires that goodwill and other unamortizable intangible assets be tested for impairment at least annually or earlier if there are impairment indicators. The Company first makes a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If it is determined that impairment testing should be performed, the Company performs a two-step process for impairment testing of goodwill, as required by ASC 350. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. The Company completed its annual impairment test on goodwill during the fourth quarter of fiscal 2013. Based on the expected future results of these specific locations, the Company determined that an impairment loss of $0.7 million was necessary, bringing the goodwill balance, which was all in the retail trade business segment, to zero at year-end. For further information on the goodwill impairment, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements, contained herein.

Closed Store Expenses

Management considers several factors in determining when to close or relocate a store. Some of these factors are: decreases in store sales from the prior year, decreases in store sales from the current year budget, annual measurement of individual store pre-tax future net cash flows, indications that an asset no longer has an economically useful life, remaining term of an individual store lease or other factors that would indicate a store in the current location cannot be profitable.

When the Company closes or relocates a store, the Company charges unrecoverable costs to expense. Such costs include the net book value of abandoned fixtures and leasehold improvements, lease termination costs, costs to transfer inventory and usable fixtures, other costs in connection with vacating the leased location and a provision for future lease obligations, net of expected sublease recoveries. Costs associated with store closings were $0.5 million and $1.4 million, including costs related to store closings included in discontinued operations, during fiscal 2013 and 2012, respectively.

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

The Company utilizes the last-in, first-out (LIFO) method of accounting for inventories. The cumulative difference between replacement and current cost of inventory over stated LIFO value was $4.3 million as of February 2, 2013 and $4.0 million as of January 28, 2012. The estimated replacement cost of inventory at February 2, 2013 was the current first-in, first out (FIFO) value of $205.9 million.

Vendor Allowances

The Company receives allowances from its vendors under a variety of programs and arrangements, including merchandise placement and cooperative advertising programs. The Company accounts for these allowances under the provisions of ASC 605-50, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which addresses the accounting for vendor allowances. Vendor allowances for marketing support in excess of incremental direct costs are reflected as a reduction of inventory costs and recognized in cost of products sold upon the sale of the related inventory.

Accrued Expenses

On a monthly basis, certain material expenses are estimated and accrued to properly record those expenses in the period incurred. Such estimates include those made for payroll and employee benefits costs, occupancy costs and advertising expenses, among other items. Certain estimates are made based upon analysis of historical results. Differences in management’s estimates and assumptions could result in accruals that are materially different from the actual results.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that result in temporary differences between the amounts recorded in its financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of a realization of a deferred income tax asset. To the extent that recovery is not more likely than not, a valuation allowance is established against the deferred income tax asset, increasing our income tax expense in the year such determination is made. The Company accounts for the recognition, measurement, presentation and disclosure of uncertain tax positions in accordance with the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The Company evaluates these unrecognized tax benefits each reporting period.

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

In addition, the Company’s results of operations may fluctuate from quarter to quarter as a result of the amount and timing of sales and profits contributed by new stores, as well as other factors. New stores require the Company to incur pre-opening expenses and often require several months of operation before generating acceptable sales volumes. Accordingly, the addition of a large number of new stores in a particular quarter could adversely affect the Company’s results of operations for that quarter.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under the Credit Facility, as described in Note 4, “Short Term Borrowing and Long-term Debt,” in the Notes to Consolidated Financial Statements, contained herein. The maximum and average outstanding borrowings under the Credit Facility (including the face amount of letters of credit issued thereunder) during the fifty-three week period ended February 2, 2013 were $68.0 million and $43.3 million, respectively.

The Company’s capital expenditures totaled $19.1 million and $24.3 million in fiscal 2013 and 2012, respectively. These expenditures were used for new store openings, renovation and improvements to existing stores, upgrades of the Company’s warehouse distribution facilities, investment in management information systems and real property development.

Cash Flows

Operating activities provided cash of $15.1 million and $28.8 million in fiscal 2013 and 2012, respectively, and included the following effects:

•	Net income (loss) from continuing operations increased $5.0 million to income of $2.5 million in fiscal 2013 from a loss of ($2.5) million in fiscal 2012. The change was due to increased sales, improved gross profit percentage and improved expense control.

•	Cash used for inventories in fiscal year 2013 was $0.2 million, as compared to $4.5 million in fiscal year 2012. This change was due to improved inventory management in fiscal 2013 and the net addition of stores in fiscal year 2012. The Company opened 52 stores and closed 26 stores in fiscal year 2012.

•	Cash provided by prepayments in fiscal year 2013 was $3.1 million, compared to cash used by prepayments in fiscal year 2012 of $2.8 million. This change was primarily due to the timing of income tax payments.

•	Cash used for accounts payable (including related party payables) in fiscal 2013 was $12.1 million, compared to cash provided by accounts payable (including related party payables) in fiscal 2012 of $20.4 million. The change was due to the timing of vendor payments and additional leverage achieved in fiscal 2012 due to the increase in inventory for the new stores opened late in the year with favorable payment terms.

•	Cash provided by accrued expenses was $1.9 million in fiscal 2013 and was due to timing of payments, including taxes other than income taxes, offset by a reduction in deferred rent. Cash used for accrued expenses was $2.5 million in fiscal 2012 and was due to a reduction of deferred rent and a reduction in accrued salaries, wages and benefits, partially offset by an increase in accrued advertising.

Cash used in investing activities in fiscal 2013 and 2012 reflected a net use of cash of $19.1 and $24.5 million, respectively. Cash was used to fund capital expenditures for new store openings, renovation and improvements to existing stores, upgrades of the Company’s warehouse distribution processes, investments in management information systems and real property development. The $19.1 million spent in fiscal 2013 included the payment of $6.0 million accrued at the end of fiscal 2012 related to new store openings that occurred late in fiscal 2012.

Financing activities used cash of $1.2 million in fiscal 2013, primarily to purchase treasury stock pursuant to the 2012 Repurchase Program. Financing activities used cash of $1.6 million in fiscal 2012, primarily to repay debt ($0.4 million), for dividend payments ($0.8 million) and for excess tax decrement from stock based compensation ($0.4 million).

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments of the Company at February 2, 2013 (in thousands):

	Payments Due Under Contractual Obligations(1)
(in thousands)	Total	FY 2014	FY 2015	FY 2016	FY 2017	FY 2018	Thereafter
Short-term borrowings(2)	$740	740	—	—	—	—	—
Long-term debt – industrial revenue bond	4,920	—	—	—	4,920	—	—
Interest	187	60	60	60	7	—	—
Operating leases(3)	164,817	40,400	36,967	27,816	22,579	15,976	21,079
Real estate	1,060	1,060	—	—	—	—	—
Capital leases	1,328	279	273	273	273	230	—

Total of obligations	$173,052	$42,539	$37,300	$28,149	$27,779	$16,206	$21,079

(1)	This table excludes any amounts related to the payment of the $0.9 million of income tax uncertainties, as the Company cannot make a reasonable estimate of the periods of cash settlements with the respective taxing authorities.
(2)	Short-term borrowings represent borrowings under the Credit Facility that are due in 12 months or less.
(3)	Excludes obligations under store leases for insurance, taxes and other maintenance costs.

Guarantees

From time to time, the Company enters into certain types of agreements that require the Company to indemnify parties against third-party claims. Generally, these agreements relate to: (a) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions that they take at the Company’s request or otherwise on its behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for the Company to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of the Company, (c) real estate leases, under which the Company may agree to indemnify the lessors for claims arising from the Company’s use of the property and (d) agreements with the Company’s directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company has directors and officers liability insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities were recorded for these obligations on the Company’s balance sheet at February 2, 2013 or January 28, 2012, as such liabilities are considered de minimis.

Dividends

The Company paid no dividends in fiscal 2013 and $0.8 million in dividends in fiscal 2012. See the table below for a summary of dividends paid each quarter in fiscal 2013 and 2012.

	Dividends Paid Per Share
	Fiscal 2013	Fiscal 2012
First Quarter	$0.00	$0.05
Second Quarter	0.00	0.00
Third Quarter	0.00	0.00
Fourth Quarter	0.00	0.00

Annual Total	$0.00	$0.05

Impact of Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements, contained herein for information regarding recent accounting pronouncements.

Related Party Activities

See Note 7, “Related Party Transactions,” in the Notes to Consolidated Financial Statements, contained herein for information regarding related party activities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No disclosure is required hereunder, as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Books-A-Million, Inc. and its subsidiaries are included in response to this item:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Books-A-Million, Inc.

We have audited the accompanying consolidated balance sheet of Books-A-Million, Inc. and subsidiaries as of February 2, 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Books-A-Million, Inc. and subsidiaries at February 2, 2013, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Birmingham, Alabama

April 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders

Books-A-Million, Inc.

We have audited the accompanying consolidated balance sheet of Books-A-Million, Inc. and subsidiaries (the “Company”), as of January 28, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

April 12, 2012

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

	February 2,	January 28,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$4,988	$10,113
Accounts receivable	2,953	3,284
Related party receivables	398	369
Inventories	201,527	201,283
Prepayments and other	5,780	8,848

Total Current Assets	215,646	223,897

Property and Equipment:
Land	3,677	2,820
Buildings	17,900	12,678
Equipment	94,451	90,282
Furniture and fixtures	58,739	58,072
Leasehold improvements	76,331	75,139
Construction in process	494	985

Gross Property and Equipment	251,592	239,976
Less accumulated depreciation and amortization	186,308	173,443

Net Property and Equipment	65,284	66,533

Deferred Income Taxes	1,655	—
Equity Method Investment	1,455	2,240
Other Assets:
Goodwill	—	653
Notes receivable from related party	1,000	1,000
Other	1,430	1,829

Total Other Assets	2,430	3,482

Total Assets	$286,470	$296,152

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable:
Trade	$96,237	$105,398
Related party payables	3,618	6,574
Accrued expenses	40,392	41,356
Deferred income taxes	14,896	12,324
Short-term borrowings	740	—

Total Current Liabilities	155,883	165,652

Non-current Liabilities:
Long-term debt	4,920	5,445
Deferred rent	7,232	8,406
Deferred income taxes	2	1,035
Liability for uncertain tax positions	909	1,026
Long term capital lease obligation	1,007	—

Total Non-current Liabilities	14,070	15,912

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 22,071,507 and 21,887,869 shares issued and 15,445,981 and 15,733,668 shares outstanding at February 2, 2013 and January 28, 2012, respectively	221	219
Additional paid-in capital	95,181	94,542
Treasury stock at cost, 6,625,526 shares at February 2, 2013 and 6,154,201 shares at January 28, 2012	(51,829)	(50,572)
Retained earnings	72,944	70,399

Total Stockholders’ Equity	116,517	114,588

Total Liabilities and Stockholders’ Equity	$286,470	$296,152

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share and share amounts)

	Fiscal Year Ended
	February 2,	January 28,
	2013	2012
	53 weeks	52 weeks
Net revenue	$503,787	$468,521
Cost of products sold, including warehouse distribution and store occupancy costs (excluding depreciation and amortization)	357,997	335,791

Gross profit	145,790	132,730
Operating, selling and administrative expenses	121,127	120,197
Impairment charges	905	229
Depreciation and amortization	16,847	16,301

Operating income (loss)	6,911	(3,997)
Interest expense, net	1,725	1,341

Income (loss) from continuing operations before income taxes	5,186	(5,338)
Provision (benefit) for income taxes	1,859	(3,144)

Net income (loss) from continuing operations before equity method investment	3,327	(2,194)
Net loss on equity method investment	(782)	(300)

Net income (loss) from continuing operations	2,545	(2,494)
Loss from discontinued operations	—	(329)

Net income (loss)	$2,545	$(2,823)

Net income (loss) per share:
Basic
Net income (loss) from continuing operations	$0.16	$(0.16)
Loss from discontinued operations	—	(0.02)

Net income (loss) per common share	$0.16	$(0.18)

Weighted average number of shares outstanding – basic	15,245,892	15,729,406

Diluted
Net income (loss) from continuing operations	$0.16	$(0.16)
Loss from discontinued operations	—	(0.02)

Net income (loss) per common share	$0.16	$(0.18)

Weighted average number of shares outstanding – diluted	15,245,905	15,729,406

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-In	Treasury Stock		Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance, January 29, 2011	21,574,698	$216	$93,340	6,104,421	$(50,448)	$74,008	$117,116

Net loss	—	—	—	—	—	(2,823)	(2,823)
Purchase of treasury stock, at cost	—	—	—	49,780	(124)	—	(124)
Dividends paid	—	—	—	—	—	(786)	(786)
Issuance of restricted stock	351,953	3	1,623	—	—	—	1,626
Forfeiture of restricted stock	(57,337)	—	(151)	—	—	—	(151)
Issuance of stock for employee stock purchase plan	18,555	—	104	—	—	—	104
Tax decrement from stock-based compensation	—	—	(374)	—	—	—	(374)

Balance, January 28, 2012	21,887,869	$219	$94,542	6,154,201	$(50,572)	$70,399	$114,588

Net income	—	—	—	—	—	2,545	2,545
Purchase of treasury stock, at cost	—	—	—	474,325	(1,264)	—	(1,264)
Issuance of restricted stock	235,000	2	975	—	—	—	977
Forfeiture of restricted stock	(86,513)	—	(249)	—	—	—	(249)
Issuance of stock for employee stock purchase plan	35,151	—	88	—	—	—	88
Exercise of stock options	—	—	—	(3,000)	7	—	7
Tax decrement from stock-based compensation	—	—	(175)	—	—	—	(175)

Balance, February 2, 2013	22,071,507	$221	$95,181	6,625,526	$(51,829)	$72,944	$116,517

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	February 2,	January 28,
	2013	2012
	53 Weeks	52 Weeks
Cash Flows from Operating Activities:
Net income (loss)	$2,545	$(2,823)
Net loss from Discontinued Operations	—	(329)

Net income (loss) from Continuing Operations	2,545	(2,494)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,847	16,567
Stock-based compensation	728	1,475
Loss on impairment of assets	905	229
Loss on disposal of property and equipment	219	693
Deferred income taxes	(288)	1,332
Excess tax decrement of stock-based compensation	175	374
Net loss in equity method investment	782	300
(Increase) decrease in assets:
Accounts receivable	331	1,190
Related party receivables	(29)	(30)
Inventories	(244)	(4,469)
Prepayments and other	3,068	(2,810)
Noncurrent assets (excluding amortization)	384	(1,703)
Increase (decrease) in liabilities:
Accounts payable	(9,161)	19,518
Related party payables	(2,956)	837
Accrued income taxes	(117)	289
Accrued expenses	1,925	(2,532)

Total adjustments	12,569	31,260

Net cash provided by operating activities	15,114	28,766

Cash Flows from Investing Activities:
Capital expenditures	(19,081)	(24,272)
Increase in notes receivable	—	(250)

Net cash used in investing activities	(19,081)	(24,522)

Cash Flows from Financing Activities:
Borrowings under credit facilities	230,290	189,900
Repayments under credit facilities	(229,550)	(189,900)
Repayments on long term debt	(525)	(435)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	95	104
Purchase of treasury stock	(1,264)	(124)
Principal payments on capital lease obligations	(29)	—
Payment of dividends	—	(786)
Excess tax(decrement) from stock-based compensation	(175)	(374)

Net cash used in financing activities	(1,158)	(1,615)

Cash Flows from Discontinued Operations:
Operating cash flow	—	(329)

Net cash used in discontinued operations	—	(329)

Net (Decrease) Increase in Cash and Cash Equivalents	(5,125)	2,300
Cash and Cash Equivalents at Beginning of Year	10,113	7,813

Cash and Cash Equivalents at End of Year	$4,988	$10,113

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$1,638	$1,160
Income taxes, net of refunds	$(339)	$1,340
Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$1,716	$6,022
Property and equipment additions under capital leases	$1,279	$—

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

Books-A-Million, Inc. and its subsidiaries (the “Company”) are principally engaged in the sale of books, magazines, and general merchandise, including gifts, cards, games, toys, collectibles, music, DVDs, electronic devices and accessories and related items through a chain of retail bookstores. As of February 2, 2013, the Company operated 257 bookstores in 32 states and the District of Columbia, which are predominantly located in the eastern United States. The Company also operates a retail Internet website. The Company presently consists of Books-A-Million, Inc. and its five wholly owned subsidiaries: American Wholesale Book Company, Inc., Booksamillion.com, Inc., BAM Card Services, LLC, AL Florence Realty 2010, LLC and Preferred Growth Properties, LLC. All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 9, “Business Segments.”

Fiscal Year

The Company operates on a 52- or 53-week year, with the fiscal year ending on the Saturday closest to January 31. Fiscal year 2013 was a 53-week period, and fiscal year 2012 was a 52-week period.

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

Reclassifications

The results for the 52 weeks ended January 28, 2012 contain certain insignificant reclassifications necessary to conform to the presentation of the 53 weeks ended February 2, 2013.

Revenue Recognition

The Company recognizes revenue from the sale of merchandise at the time the merchandise is sold and the customer takes delivery. Returns are recognized at the time the merchandise is returned and processed. At each period end, an estimate of sales returns is recorded. Sales return reserves are based on historical returns as a percentage of sales activity. The historical returns percentage is applied to the sales for which returns are projected to be received after period end. Sales tax collected is recorded net and is not recognized as revenue or cost and is included on the consolidated balance sheets in accrued expenses.

The Company sells its Millionaire’s Club Card, which entitles the customer to receive a minimum discount of 10% on all purchases made during the twelve-month membership period, for a non-refundable fee. The Company recognizes this revenue over the twelve-month membership period as this represents the expected consumption of benefits based upon historical customer usage patterns. Related deferred revenue is included in accrued expenses.

The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. The Company has a gift card subsidiary, BAM Card Services, LLC (“Card Services”), to administer the Company’s gift card program and to provide a more advantageous legal structure. The Company recognized $1.6 million of gift card breakage income in both fiscal 2013 and fiscal 2012. Gift card breakage income is included in net revenue in the consolidated statements of operations.

Vendor Allowances

The Company receives allowances from its vendors from a variety of programs and arrangements, including merchandise placement and co-operative advertising programs. The Company accounts for these allowances under the provisions of Accounting Standards Codification (“ASC”) 605-50, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which addresses the accounting for vendor allowances. Vendor allowances related to advertising support in excess of incremental direct costs are reflected as a reduction of inventory costs and recognized in cost of products sold upon the sale of the related inventory.

Accounts Payable

The Company classifies its checks written but not yet cleared by the bank in accounts payable since the right to offset does not exist, as described in the provisions of ASC 210-20-05, Offset Amounts Related to Certain Contracts. Checks are only written and cleared by the bank once approved by management.

Inventories

Inventories are valued at the lower of cost or market, using the retail method. Market is determined based on the lower of replacement cost or estimated realizable value. Using the retail method, store and warehouse inventories are valued by applying a calculated cost to retail ratio to the retail value of inventories.

The Company currently utilizes the last-in, first-out (LIFO) method of accounting for inventories. The cumulative difference between replacement and current cost of inventory over stated LIFO value was $4.3 million as of February 2, 2013 and $4.0 million as of January 28, 2012. The estimated replacement cost of inventory is the current first-in, first-out (FIFO) value of $205.9 million as of February 2, 2013.

Physical inventory counts are taken throughout the course of the fiscal period and reconciled to the Company’s records. Accruals for inventory shortages are estimated based upon historical shortage results. As of February 2, 2013 and January 28, 2012, the accrual was $6.7 million and $6.9 million, respectively.

Inventories were:

	Fiscal Year Ended
(In thousands)	February 2, 2013	January 28, 2012
Inventories (at FIFO)	$205,853	$205,300
LIFO reserve	(4,326)	(4,017)

Net inventories	$201,527	$201,283

Property and Equipment

Property and equipment are recorded at cost. Depreciation of equipment and furniture and fixtures is provided on the straight-line method over the estimated service lives, which range from two to ten years. Amortization of capital lease assets is included in depreciation expense. Depreciation of buildings and amortization of leasehold improvements, including remodels, is provided on the straight-line basis over the lesser of the assets’ estimated useful lives (ranging from 2 to 40 years) or, if applicable, the periods of the leases. Determination of useful asset life is based on several factors requiring judgment by management and adherence to generally accepted accounting principles for depreciable periods. Judgment used by management in the determination of useful asset life could relate to any of the following factors: expected use of the asset; expected useful life of similar assets; any legal, regulatory or contractual provisions that may limit the useful life; and other factors that may impair the economic useful life of the asset. Maintenance and repairs are charged to expense as incurred. Improvement costs, which extend the useful life of an asset, are capitalized to property accounts and depreciated over the asset’s expected remaining life. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the accounts, and the related gain or loss is credited or charged to income.

Long-Lived Assets

The Company’s long-lived assets consist of property and equipment, which includes leasehold improvements. At February 2, 2013, the Company had $65.3 million of property and equipment, net of accumulated depreciation, accounting for approximately 22.8% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The fair values used in the impairment calculation are considered to be level 3 within the fair value hierarchy. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Impairment losses totaled $0.2 million in fiscal 2013 and 2012, and were recorded in impairment charges in the consolidated statements of operations. For all years presented, the impairment losses related to the retail trade business segment.

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

The valuation approaches are subject to key judgments and assumptions that are sensitive to change, such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments.

Gross goodwill at January 28, 2012 was $0.7 million. The Company completed its latest annual impairment test on goodwill during the fourth quarter of fiscal 2013. The fair value calculation was based on the present value of the estimated future free cash flows. The Company determined that the fair value of the goodwill, which was considered to be a level 3 within the fair value hierarchy, was less than the carrying value of the goodwill. Based on the expected future results of these specific locations, the Company determined that an impairment loss of $0.7 million was necessary, bringing the goodwill balance, which was all in the retail trade business segment, to its implied fair value of zero at year-end.

Deferred Rent

The Company recognizes rent expense by the straight-line method over the lease term, including lease renewal option periods that can be reasonably assured at the inception of the lease. The lease term commences on the date when the Company takes possession and has the right to control use of the leased premises. Also, funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements are recorded as a deferred credit resulting from a lease incentive and are amortized over the lease term as a reduction of rent expense. As of February 2, 2013, deferred rent totaled $8.7 million, compared to $9.5 million as of January 28, 2012, including both long-term and short-term amounts.

Loss from Discontinued Operations

The Company periodically closes under-performing stores. The Company believes that a store is a component under ASC 205-20, Discontinued Operations. Therefore, each store closure would result in the reporting of a discontinued operation unless the operations and cash flows from the closed store could be absorbed in some part by surrounding Company stores within the same market area. Management evaluates certain factors in determining whether a closed store’s operations could be absorbed by surrounding stores; the primary factor considered is the distance to the next closest Books-A-Million store. When a closed store results in a discontinued operation, the results of operations of the closed store include store closing costs and any related asset impairments. See Note 8, “Discontinued Operations” for discontinued operations disclosures.

Store Opening Costs

Non-capital expenditures incurred in preparation for opening new retail stores are expensed as incurred.

Store Closing Costs

The Company continually evaluates the profitability of its stores. When the Company closes or relocates a store, the Company incurs unrecoverable costs, including net book value of abandoned fixtures and leasehold improvements, lease termination payments, costs to transfer inventory and usable fixtures and other costs of vacating the leased location. Such costs are expensed as incurred and are included in operating, selling and administrative expenses in the consolidated statements of operations. During fiscal 2013 and 2012, the Company recognized store closing costs of $0.5 million and $1.4 million, respectively.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising costs, net of applicable vendor reimbursements of $1.9 million and $2.2 million for fiscal years 2013 and 2012, are charged to operating, selling and administrative expenses and totaled $3.6 million and $3.3 million for fiscal years 2013 and 2012, respectively.

Insurance Accruals

The Company is subject to large deductibles under its workers’ compensation and health insurance policies. Amounts are accrued currently for the estimated cost of claims incurred, both reported and unreported.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that result in temporary differences between the amounts recorded in its financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

Accounts Receivable and Allowance for Doubtful Accounts

Receivables represent customer, landlord and other receivables due within one year and are net of any allowance for doubtful accounts. Net receivables, including related party receivables, were $3.4 million and $3.7 million as of February 2, 2013 and January 28, 2012, respectively. Trade accounts receivable are stated at the amount that the Company expects to collect and do not bear interest. The collectability of trade receivable balances is regularly evaluated based on a combination of factors, such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific accrual for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

Notes Receivable from Related Party

Notes Receivable from Related Party relates to a financing arrangement that exceeds one year and bears interest at a market rate based on the related party’s credit quality and is recorded at face value. Interest is recognized over the life of the notes receivable. The notes receivable are collateralized by substantially all the assets of the related party. The Company has not and does not intend to sell this receivable. See Notes 7 “Related Party Transactions” and 13, “Equity Method Investment” for additional information about the notes receivable.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company places its cash and cash equivalents in high credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent that the amount recorded on the consolidated balance sheet exceeds Federal Deposit Insurance Corporation (FDIC) deposit limits per institution. Amounts due from third party credit card processors for the settlement of debit card, credit card and electronic check transactions are included as cash equivalents, as they are generally collected within three business days. Cash equivalents related to debit card, credit card and electronic check transactions at February 2, 2013 and January 28, 2012 were $2.9 million and $3.1 million, respectively.

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

Stockholders’ Equity

Basic net income (loss) per common share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. The Company’s unvested restricted stock contains non-forfeitable rights to dividends, and are therefore considered participating securities for purposes of computing EPS pursuant to the two-class method. Net income allocated to participating securities was $0.1 million in fiscal year 2013. Net losses are not allocated to participating securities in periods in which the Company incurs a net loss. Diluted EPS has been computed based on the average number of shares outstanding, including the effect of non-participating outstanding stock options, if dilutive, in each respective year. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012
Weighted average shares outstanding:
Basic	15,245,892	15,729,406
Dilutive effect of stock options outstanding	13	—

Diluted	15,245,905	15,729,406

The Board of Directors of Books-A-Million, Inc. (the “Board”) approved a stock repurchase plan on August 21, 2012 (the “2012 Repurchase Program”), under which the Company is authorized to purchase up to $5.0 million of our common stock. The 2012 Repurchase Program replaced other repurchase programs that expired in April 2011. Pursuant to the 2012 Repurchase Plan, stock may be purchased on the open market or through private transactions from time to time through March 31, 2014, dependent upon market conditions. The 2012 Repurchase Program does not obligate the Company to repurchase any specific number of shares and generally may be suspended at any time at the Board’s discretion.

The Company repurchased approximately 474,000 and 50,000 shares at costs of $1.3 million and $0.1 million during the fiscal years ended February 2, 2013 and January 28, 2012, respectively, under authorized repurchase programs.

Disclosure of Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying financial statements at cost, which approximates fair value because of the short-term maturity of these instruments. Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities at February 2, 2013 and January 28, 2012, the Company’s debt approximates fair value. At February 2, 2013, there was $1.0 million outstanding under the related party note receivable from Yogurt Mountain Holding, LLC. The carrying value approximates the fair value of the note receivable at February 2, 2013.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Share-Based Payment. ASC 718 requires the Company to recognize expense related to the fair value of its stock-based compensation awards, including employee stock options.

The Company’s pre-tax compensation cost for stock-based compensation was $0.7 million ($0.4 million net of taxes) and $1.5 million ($0.9 million net of taxes) for the years ended February 2, 2013 and January 28, 2012, respectively, and were recorded in operating, selling and administrative expenses in the consolidated statements of operations.

Under the Company’s 2005 Incentive Award Plan, employees are entitled to receive dividends on non-vested restricted stock. Pursuant to ASC 718-740, Accounting for Income Tax Benefits of Dividends on Share Based Payment Awards, the Company has recorded a tax benefit on these dividends of zero and $10,000 for fiscal 2013 and 2012, respectively.

2. Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) issues Accounting Standard Updates (“ASUs”) to amend the authoritative literature in the Accounting Standards Codification (“ASC”). There have been a number of ASUs issued to date that amend the original text of the ASC. Those issued to date either (i) provide supplemental guidance, (ii) are technical corrections or (iii) are not applicable to the Company. Additionally, there were various other accounting standards and interpretations issued during the fiscal year ended February 2, 2013 that the Company has not yet been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

Proposed Amendments to Current Accounting Standards

The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In August 2010, the FASB issued an exposure draft, Leases, which would replace the existing guidance in ASC Topic 840, Leases. When and if effective, this proposed standard will likely have a significant impact on our consolidated financial statements. However, as the standard-setting process is still ongoing, we are unable to determine the impact this proposed change in accounting will have on the consolidated financial statements at this time.

3. Income Taxes

A summary of the components of the income tax provision (benefit) is as follows (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012
Current:
Federal	$2,238	$(4,576)
State	(91)	(116)

	$2,147	$(4,692)

Deferred:
Federal	$(1,473)	$1,904
State	1,185	(572)

	$(288)	$1,332

Provision (benefit) for income taxes	$1,859	$(3,360)

Income tax provision (benefit) is included in the financial statements as follows (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012
Continuing Operations	$1,859	$(3,144)
Discontinued Operations	—	(216)

Provision (benefit) for income taxes	$1,859	$(3,360)

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012
Federal statutory income tax rate	34.0%	35.0%
State income tax provision	(7.5%)	4.1%
Change in valuation allowance	23.6%	—
Nondeductible meals and entertainment expense	0.9%	(0.8%)
Other	0.2%	—
Uncertain tax benefit adjustment	(5.6%)	10.7%
Federal tax credits	(3.4%)	5.3%

Effective income tax rate	42.2%	54.3%

The effective rate for income tax purposes was 42.2% for fiscal 2013 and 54.3% for fiscal 2012. The net decrease in the effective tax rate is due to a number of factors, most of which are not directly associated with current period earnings. Significant decreases in the effective tax rate are due to changes in uncertain tax positions and federal tax credits recorded during fiscal 2013 that resulted in income tax benefits and had the result of reducing the overall effective rate in the current fiscal year. Similar items existed in the prior year but resulted in increases in the effective tax rate due to the existence of a prior period pre-tax loss. The decreases in the effective tax rate as described above are offset by the tax expense impact of a valuation allowance recorded against certain state income tax deferred tax assets in the current fiscal period. The decrease in the Federal statutory rate to 34% in fiscal 2013 from 35% in the prior year was the result of full utilization of net operating loss carryback opportunity in the prior year to years with higher tax rates.

Temporary differences that created deferred tax assets (liabilities) at February 2, 2013 and January 28, 2012 were as follows (in thousands):

	As of February 2, 2013		As of January 28, 2012
	Current	Noncurrent	Current	Noncurrent
Depreciation	$—	$(2,822)	$—	$(5,471)
Accruals	1,112	—	1,554	—
Inventory	(15,365)	—	(12,900)	—
State net operating loss carry forwards	—	1,413	—	847
Deferred rent	583	3,209	426	3,316
Prepaids	(1,082)	—	(1,498)	—
Amortization	—	242	—	(10)
Allowance for bad debts	22	—	98	—
State tax	—	28	—	73
Effect of flow-through entity	—	48	—	(334)
Stock compensation	—	406	(4)	356
Tax credit carry forwards	—	—	—	188

Deferred tax asset (liability)	(14,730)	2,524	(12,324)	(1,035)
Less: Valuation allowance	(166)	(871)	—	—

Deferred tax asset (liability), net	$(14,896)	$1,653	$(12,324)	$(1,035)

The Company’s consolidated balance sheet as of February 2, 2013 includes a deferred tax asset of $1.4 million that was derived from state net operating loss carry forwards of $24.0 million that expire beginning in fiscal 2014 through fiscal 2037. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company takes into account such factors as prior earnings history, future taxable income in the form of existing temporary differences, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of a realization of a deferred income tax asset. To the extent that recovery is not more likely than not, a valuation allowance is established against the deferred income tax asset, increasing income tax expense in the year such determination is made. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $1.0 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. The Company determined a valuation allowance of $1.0 million and zero was required at February 2, 2013 and January 28, 2012.

The Company accounts for the recognition, measurement, presentation and disclosure of uncertain tax positions in accordance with the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The Company evaluates these unrecognized tax benefits each reporting period. As of February 2, 2013 and January 28, 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.9 million and $1.0 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	February 2, 2013	January 28, 2012
Balance at beginning of year	$1,026	$1,689
Additions based on tax positions related to current year	26	—
Additions based on tax positions related to prior period	129	—
Reductions for tax positions of previous year	(272)	(663)

Balance at end of year	$909	$1,026

The Company and its subsidiaries are subject to United States Federal income tax as well as income tax of multiple state jurisdictions. These uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company has operations in various state jurisdictions, and is not currently under audit in any of them. With few exceptions, we are no longer subject to United States Federal, state or local income tax examinations for years prior to 2009.

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months. These changes may be the result of new federal, state or local audits. It is also expected that the statute of limitations for certain unrecognized tax benefits will expire in the next 12 months, resulting in a reduction of the liability for unrecognized tax benefits of $0.3 million. A new position in the amount of $0.1 million in unrecognized tax benefits has been recorded for the adoption of a tax accounting method change. The position is realistically expected to be recognized within the next 12 months upon the expected approval of the method change. The balance of the unrecognized tax benefits is primarily related to uncertain tax positions for which there are no current ongoing federal or state audits, and, therefore, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.4 million and $0.5 million as of February 2, 2013 and January 28, 2012, respectively, and are recorded as a component of accrued expenses on the consolidated balance sheet. During fiscal years 2013 and 2012, the Company recognized $0.1 million and $0.3 million, respectively, of interest and penalties.

4. Short-term Borrowing and Long-term Debt

The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under the Credit Facility, described below. On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a revolving credit facility (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which matures on March 21, 2016. As of February 2, 2013, the maximum principal amount available under the Credit Facility was $136.3 million, based on the calculated borrowing base availability at that time and amounts currently outstanding. Interest on borrowings under the Credit Facility is determined based upon the LIBOR rate plus an applicable margin (as specified in the Credit Agreement). Pursuant to the Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company. Under the Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit. The obligations of the Company under the Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders. Additionally, the Credit Agreement contains certain non-financial covenants. The Company was in compliance with these covenants at February 2, 2013.

As of February 2, 2013 and January 28, 2012, there were $0.7 million and zero outstanding borrowings under the Credit Facility, respectively (excluding the face amount of letters of credit issued thereunder). The face amount of letters of credit issued under the Credit Facility as of February 2, 2013 and January 28, 2012 was $7.5 million and $7.9 million, respectively. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during fiscal 2013 and 2012 were $60.0 million and $35.7 million, and $40.0 million and $18.2 million, respectively.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”). As of February 2, 2013 and January 28, 2012, there was $4.9 million and $5.4 million outstanding under the Bond, which bears interest at a variable rate. The interest rate on the Bond was 1.25% and 1.4% at February 2, 2013 and January 28, 2012, respectively. The Bond is held by Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc. (“American Wholesale”), and Wells Fargo agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including Booksamillion.com, Inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally, and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which was $4.9 and included in the aggregate letters of credit mentioned above as of February 2, 2013, for the benefit of Wells Fargo. The Company is obligated to repurchase the Bond on March 13, 2016, unless Wells Fargo exercises the option to extend the Bond’s maturity date up to December 1, 2019.

Interest expense on all Company indebtedness for the years February 2, 2013 and January 28, 2012 was $1.7 million and $1.3 million, respectively.

5. Leases

The Company leases the premises for its retail bookstores under operating leases, which expire in various years through the year 2023. Many of these leases contain renewal options and require the Company to pay executory costs (such as property taxes, maintenance and insurance). In addition to fixed minimum rentals, some of the Company’s leases require contingent rentals based on a percentage of sales. The Company also has minimal operating and capital leases for equipment.

Minimum future rental payments under non-cancelable leases having remaining terms in excess of one year as of February 2, 2013 are as follows (in thousands):

	Future Minimum Rent
Fiscal Year	Capital Leases	Operating Leases
2014	$279	$40,400
2015	273	36,967
2016	273	27,816
2017	273	22,579
2018	230	15,976
Subsequent years	—	21,079

Total minimum lease payments	$1,328	$164,817

Less: Amount representing interest	78

Present value of net minimum capital lease payments	1,250
Less: Current installments of obligations under capital leases	243

Obligations under capital leases, excluding current installments	$1,007

The current portion of the capital lease obligation is recorded in Accrued expenses, and the long term portion is recorded in Long term capital lease obligation on the consolidated balance sheets. Assets recognized under capital lease and the accumulated amortization thereunder was $1.3 million and $0.1 million, respectively.

Rental expense for all leases consisted of the following (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012
Minimum rentals	$41,021	$38,425
Contingent rentals	3,370	2,627

Total	$44,391	$41,052

6. Employee Benefit Plans

401(k) Profit-Sharing Plan

The Company and its subsidiaries maintain a 401(k) plan covering all employees who have completed six months of service and who are at least 21 years of age, and permit participants to make contributions not to exceed 15% of their eligible compensation. Participants over 50 years of age are allowed to make catch-up contributions. Limits to contributions by employees are established by the Internal Revenue Code. Company matching and supplemental contributions are made at management’s discretion. Company matching contributions were 50% for fiscal 2013 and 2012. The employer contributions were made on employee contributions up to a maximum of 3% of the employee’s salary for fiscal 2013 and 2012. The expense under this plan was $0.3 million in both fiscal 2013 and 2012.

2005 Incentive Award Plan

During 2005, the Company adopted and the Company’s stockholders approved the Books-A-Million, Inc. 2005 Incentive Award Plan (the “2005 Plan”). On May 20, 2010, the stockholders of the Company approved an additional 800,000 shares available for issuance under the 2005 Plan, bringing the aggregate number of shares that may be awarded under the 2005 Plan to 2,000,000. Equity awards under the 2005 Plan have consisted solely of awards of restricted stock. Each year, the Compensation Committee of the Board makes awards to the Company’s officers and key employees pursuant to the terms of the 2005 Plan. In addition, directors who have served eleven consecutive months are eligible for awards, as are newly appointed directors. The compensation expense related to these grants is being expensed over the vesting period for the individual grants. Shares granted under the 2005 Plan were 235,000 and 351,953 in fiscal 2013 and 2012, respectively. The Company recorded $0.7 million and $1.5 million of stock-based compensation for the restricted stock grants in fiscal 2013 and 2012, respectively.

There are two types of restricted stock awards to employees. The first type of restricted stock award is “career based shares.” Career based shares are completely unvested until the last day of the third fiscal year after the date of the grant whereupon such career based shares vest in full if the employee who received the grant is then employed by the Company. The compensation expense for these shares is recognized ratably over the requisite three-year service period. The second type of restricted stock award is “performance based shares.” Performance based shares are earned and issued based on the achievement of certain performance goals for the fiscal year in which they are awarded. If the performance goals are met, the performance based shares then vest in 50% increments at the end of the first and second fiscal years after the fiscal year in which they were issued if the employee who received the grant is then employed by the Company. Compensation expense for these shares is recognized ratably over the period beginning on the date the Company determines that it is probable that the performance goals will be achieved and ending on the last day of the vesting period.

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

Restricted Stock Table

A combined summary of the status of restricted stock grants to employees and directors under the 2005 Plan is as follows:

	Fiscal Year Ended
	February 2, 2013		January 28, 2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	416,564	$5.83	395,880	$7.19
Shares granted	235,000	$3.15	351,953	$4.49
Shares vested	(106,921)	$6.71	(273,932)	$6.19
Shares forfeited	(86,513)	$5.19	(57,337)	$5.31

Shares at end of period	458,130	$4.37	416,564	$5.83

Stock Option Plan

In April 1999, the Company adopted the 1999 Amended and Restated Employee Stock Option Plan (the “Stock Option Plan”) which provided for option grants to executive officers, directors and key employees. Upon the approval of the 2005 Plan by the Company’s stockholders at the Company’s annual meeting held in June 2005, the Board determined that no more awards would be made under the Stock Option Plan. Options previously issued under the Stock Option Plan remain valid. All options granted prior to January 9, 2001 vested over a five-year period and expired on the sixth anniversary of the date of grant, and all options granted on and after January 9, 2001 vest over a three-year period and expire on the tenth anniversary of the date of grant. All options have exercise prices equal to the fair market value of the common stock on the date of grant. The Company’s policy is to issue exercised options from treasury shares. A summary of the status of the Company’s Stock Option Plan is as follows:

	Fiscal Year Ended
	February 2, 2013		January 28, 2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	33,251	$5.65	35,419	$5.56
Granted	—	—	—	—
Exercised	(3,000)	(2.37)	—	—
Forfeited	(9,074)	(2.81)	(2,168)	(4.10)

Outstanding at end of year	21,177	$7.34	33,251	$5.65

Exercisable at end of year	21,177	$7.34	33,251	$5.65

During fiscal years 2013 and 2012, the Company recognized tax benefits (decrement) related to the exercise of stock options and restricted stock dividends in the amount of ($0.2) million and ($0.4) million, respectively. The tax benefits (decrement) were recorded in paid-in capital in the respective years.

The following table summarizes information about stock options outstanding as of February 2, 2013:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average		Number
	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
Range of	February 2,	Contractual	Average	February 2,	Average
Exercise Price	2013	Life (Years)	Exercise Price	2013	Exercise Price
$2.16	84	0.12	$2.16	84	$2.16
$6.13 - $9.62	21,093	1.23	$7.36	21,093	$7.36

Totals	21,177	1.23	$7.34	21,177	$7.34

The aggregate intrinsic value of outstanding options and exercisable options under the Stock Option Plan at February 2, 2013 and January 28, 2012 was not material.

Other Information

As of February 2, 2013, the Company had $0.9 million of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which it expects to recognize over the following fiscal years (in thousands):

Fiscal Year	Unrecognized Stock- based Compensation Expense
2014	$609
2015	285
2016	2
2017	—

Total	$896

The Company received cash from options exercised during fiscal years 2013 and 2012 of $7,100 and zero, respectively. The impact of these cash receipts is included in cash flows from financing activities in the accompanying consolidated statements of cash flows.

The number of shares of common stock currently reserved under the 2005 Plan for stock-based compensation awards as of February 2, 2013 was 596,842 shares.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. On May 20, 2010, the stockholders of the Company approved an additional 200,000 shares available for issuance under the plan, bringing the aggregate number of shares that may be awarded to 600,000. Of the total reserved shares, 427,138 and 391,987 shares have been purchased as of February 2, 2013 and January 28, 2012, respectively.

Executives’ Deferred Compensation Plan

During fiscal 2006, the Board adopted the Books-A-Million, Inc. Executives’ Deferred Compensation Plan (the “Executives’ Deferred Compensation Plan”). The Executives’ Deferred Compensation Plan provides a select group of management or highly compensated employees of the Company and certain of its subsidiaries (the “Participants”) with the opportunity to defer the receipt of certain cash compensation. Each Participant may elect to defer under the Executives’ Deferred Compensation Plan a portion of his or her cash compensation that may otherwise be payable in a calendar year. A Participant’s compensation deferrals are credited to the Participant’s bookkeeping account (“Account”) maintained under the Executives’ Deferred Compensation Plan. Each Participant’s Account is credited with a deemed rate of interest and/or earnings or losses depending upon the investment performance of the deemed investment option. There was no cash compensation deferred under the Executives’ Deferred Compensation Plan during fiscal 2013 or 2012.

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

Directors’ Deferred Compensation Plan

During fiscal 2006, the Board adopted the Books-A-Million, Inc. Directors’ Deferred Compensation Plan (the “Directors’ Deferred Compensation Plan”). The Directors’ Deferred Compensation Plan provides the Non-Employee Directors with the opportunity to defer the receipt of certain amounts payable for serving as a member of the Board (the “Fees”). A Non-Employee Director’s Fee deferrals are credited to the Non-Employee Director’s bookkeeping account (“Account”) maintained under the Directors’ Deferred Compensation Plan. Each participating Non-Employee Director’s Account is credited with a deemed rate of interest and/or earnings or losses depending upon the investment performance of the deemed investment option. There was no cash compensation deferred under the Directors’ Deferred Compensation Plan during fiscal 2013 or 2012.

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

7. Related Party Transactions

Charles C. Anderson, Chairman Emeritus and a former director of the Company, Terry C. Anderson, a director of the Company, and Clyde B. Anderson, Executive Chairman of the Company, have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities (“related parties”) are summarized in the following paragraphs.

The Company purchases a substantial portion of its magazines, as well as certain seasonal music and newspapers, from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate of the Company through common ownership. During fiscal 2013 and 2012, purchases of these items from Anderson Media totaled $19.0 million and $20.8 million, respectively. Amounts payable to Anderson Media at February 2, 2013 and January 28, 2012 were $3.0 million and $6.1 million, respectively. Amounts receivable from Anderson Media as of both February 2, 2013 and January 28, 2012 were $0.2 million. The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate of the Company through common ownership. During fiscal 2013 and 2012, such purchases from Anderson Press totaled $0.9 million and $0.6 million, respectively. Amounts payable to Anderson Press at February 2, 2013 and January 28, 2012 were $0.3 million and $0.2 million. The Company utilizes import sourcing and consolidation services from Anco Far East Importers Limited (“Anco Far East”), an affiliate of the Company through common ownership. The total amount paid to Anco Far East was $1.8 million and $1.4 million for fiscal 2013 and 2012, respectively. These amounts paid to Anco Far East included the actual cost of the product, as well as fees for sourcing and consolidation services. All other costs, other than the sourcing and consolidation service fees, were passed through from other vendors. Anco Far East fees, net of the passed-through costs, for fiscal years 2013 and 2012 were $0.1 million. Amounts payable to Anco Far East at February 2, 2013 and January 28, 2012 were $40,000 and $0.1 million, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, Chairman Emeritus and a former director of the Company. The most recent lease term of three years ended on February 28, 2013, and will be month to month going forward. During each of the fiscal years 2013 and 2012, the Company paid annual rent of approximately $0.2 million to the trust under this lease. Anderson & Anderson LLC (“A&A”), which is an affiliate of the Company through common ownership, also leases two buildings to the Company. During each of the fiscal years 2013 and 2012, the Company paid A&A a total of $0.4 million in connection with such leases. There was $1.3 million in future minimum rental payments to the trust and A&A on the three leases at February 2, 2013.

The Company leases certain property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. The Company’s sublease on the property with Hibbett expires in February 2017. One of the Company’s directors, Albert C. Johnson, and Terrance G. Finley, the Company’s Chief Executive Officer and President, are members of Hibbett’s board of directors. During fiscal 2013 and 2012, the Company received approximately $0.1 million in rental payments from Hibbett. Total future minimum rent payments to the Company under this sublease were $0.5 million as of February 2, 2013.

The Company, A&A, Anderson Promotional Events, Inc. and Anderson Press (collectively, the “Co-Ownership Group”) co-own two airplanes that are used by the Company in its business. The Company owns a 26.0% interest in each of these airplanes. During the fiscal years 2013 and 2012, the Company was billed $0.5 million and $0.7 million, respectively, by the other members of the Co-Ownership Group under a cost sharing arrangement for the Company’s use of the two airplanes. The expenses that the Company pays for airplane use covers all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs.

The Company and Anderson Private Capital Partners I, L.P. (“APCP”) each have an equity interest in Yogurt Mountain Holding, LLC (“Yogurt Mountain”). The Company owns a 40.0% interest in Yogurt Mountain. The Company also participates with APCP in a line of credit agreement with Yogurt Mountain in connection with its investment. See Note 13, “Equity Method Investment,” for additional information regarding the Company’s investment in Yogurt Mountain. Yogurt Mountain had $1.0 million in borrowings outstanding and due to the Company as of February 2, 2013 and January 28, 2012. During fiscal year 2013 and fiscal year 2012, the Company paid $0.4 million and $0.7 million, respectively, in franchise fees, royalty fees and other costs associated with our franchise of Yogurt Mountain stores within our stores. The Company received $0.4 million and $0.5 million from Yogurt Mountain for interest, monitoring fees, professional fees and rent during fiscal year 2013 and fiscal year 2012, respectively.

8. Discontinued Operations

The Company did not close any stores in a market where the Company does not expect another of its existing stores to absorb the closed store’s customers during fiscal year 2013. Of the 26 stores closed during fiscal year 2012, the Company closed five stores in markets where the Company does not expect another of its existing stores to absorb the closed store customers. The operating results of these stores are presented as discontinued in all periods presented. For fiscal year 2012, the closed stores had sales of $4.9 million and after tax operating loss of $0.3 million.

9. Business Segments

The Company has two reportable operating segments: retail trade and electronic commerce trade. These reportable operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally.

Our chief operating decision makers are our Executive Chairman and our Chief Executive Officer and President. The Company is primarily a retailer of books, magazines, and general merchandise, including gifts, cards, games, toys, collectibles, music, DVDs, electronic devices and accessories. The Company’s two reportable segments are two distinct business units, one a traditional retailer of book merchandise and the other a seller of book merchandise primarily over the Internet. The electronic commerce trade segment is managed separately due to divergent technology and marketing requirements. The retail trade reportable segment also includes the Company’s distribution center operations, which predominantly supplies merchandise to our retail stores. Through the distribution center operations, the Company sells books to outside parties on a wholesale basis. These sales are not material.

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

	Fiscal Year Ended
Segment information (in thousands)	February 2, 2013	January 28, 2012
Net Sales
Retail Trade	$491,567	$453,298
Electronic Commerce Trade	27,424	29,972
Intersegment Sales Elimination	(15,204)	(14,749)

Net Sales	$503,787	$468,521

Operating Profit (Loss)
Retail Trade	$9,021	$(2,918)
Electronic Commerce Trade	(1,137)	(101)
Intersegment Elimination of Certain Costs	(973)	(978)

Total Operating Profit (Loss)	$6,911	$(3,997)

Depreciation
Retail Trade	$16,508	$15,889
Electronic Commerce Trade	339	412

Total Depreciation	$16,847	$16,301

Capital Expenditures
Retail Trade	$18,653	$23,784
Electronic Commerce Trade	428	488

Total Capital Expenditures	$19,081	$24,272

Assets
Retail Trade	$280,871	$292,552
Electronic Commerce Trade	5,599	3,600

Total Assets	$286,470	$296,152

Sales as a percentage of net sales by merchandise category is as follows:

	February 2, 2013	January 28, 2012
Books and magazines	73.6%	74.5%
General merchandise	12.6%	11.2%
Café	4.4%	4.4%
Electronics, eBooks and accessories	2.0%	3.4%
Other	7.4%	6.5%

Total	100.0%	100.0%

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

From time to time, the Company enters into certain types of agreements that require the Company to indemnify parties against third party claims. Generally, these agreements relate to: (a) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions that they take at the Company’s request or otherwise on its behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for the Company to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on behalf of the Company, (c) real estate leases, under which the Company may agree to indemnify the lessors for claims arising from the Company’s use of the property and (d) agreements with the Company’s directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company has Directors and Officers Liability Insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities were recorded for these obligations on the Company’s balance sheet at each of February 2, 2013 and January 28, 2012, as such liabilities are not probable at such date.

Subsequent to year-end, the Company entered into a binding agreement to purchase certain real estate at a cost of $1.1 million.

11. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	February 2, 2013	January 28, 2012
Accrued expenses:
Giftcard liabilities to customers	$7,970	$8,440
Salaries, wages and employee benefits	7,612	7,327
Deferred club card income	7,609	7,136
Taxes, other than income	3,944	3,247
Occupancy costs	2,730	2,359
Accrued capital expenditures	1,716	6,022
Advertising cost	1,227	1,145
Insurance	506	589
Unclaimed property	470	452
Other	6,608	4,639

	$40,392	$41,356

12. Fair Value Measurements

The carrying amounts of other financial instruments reported on the balance sheets for current assets and current liabilities, excluding our revolving line of credit as discussed below, approximate their fair values because of the short maturity of these instruments.

At February 2, 2013, there was $0.7 million outstanding under our revolving line of credit agreement (excluding the face amount of letters of credit issued under the credit agreement) and $4.9 million outstanding under the Bond. Fair value approximates the carrying amount for the revolving line of credit and the Bond as the variable interest rates re-price frequently at observable current market rates. As such, the fair value determination is categorized as a level 2 within the fair value hierarchy.

At February 2, 2013, there was $1.0 million outstanding under the related party note receivable from Yogurt Mountain Holding, LLC. See discussion in Notes 7 and 13. The carrying value approximates the fair value of the note receivable at February 2, 2013.

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

In connection with the equity method investment, the Company entered a line of credit agreement (the “Line of Credit”) with Yogurt Mountain pursuant to which the Company committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015, bearing interest at 9.0%. Yogurt Mountain must pay an annual commitment fee of 0.25% on the unused portion of the commitment. The proceeds from the Line of Credit must be used by Yogurt Mountain for the purpose of new store growth capital requirements. Effective November 14, 2011, the Company entered into a Forbearance Agreement with Yogurt Mountain, raising the interest rate to 11.0% and limiting the borrowings to $1.0 million. The Company entered into an Amendment to the Line of Credit Loan Agreement (the “Amended Loan Agreement”) effective March 25, 2013. The Amended Loan Agreement allows Yogurt Mountain to use the remaining availability of $0.5 million to finance capital expenditures or such other purposes as approved by the Company. There was $1.0 million in outstanding borrowings by Yogurt Mountain under the Line of Credit as of February 2, 2013 and January 28, 2012.

A summary of the balance sheets and statements of operations for Yogurt Mountain is presented below.

Yogurt Mountain Balance Sheet (in thousands)

	As of February 2, 2013	As of January 28, 2012
Assets
Current assets	$791	$894
Non-current assets	7,068	9,152

Total assets	$7,859	$10,046

Liabilities
Current liabilities	$2,116	$1,584
Long-term liabilities	2,105	3,033

Total liabilities	4,221	4,617
Total members’ equity	3,638	5,429

Total liabilities and members’ equity	$7,859	$10,046

Yogurt Mountain Statement of Operations (in thousands)

	February 2, 2013	January 28, 2012
	53 Weeks	52 Weeks
Net Revenue	$9,685	$10,701
Costs of goods sold, including distribution and occupancy costs	4,026	3,930

Gross Profit	5,659	6,771
Operating expenses	7,450	7,679

Net loss	$(1,791)	$(908)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Executive Chairman, our Chief Executive Officer and President, our Chief Financial Officer and the Company’s Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment. As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, with the participation of our Executive Chairman, our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Executive Chairman, the Chief Executive Officer and President and the Chief Financial Officer concluded that, as of February 2, 2013, the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Executive Chairman, the Chief Executive Officer and President and the Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of February 2, 2013.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting is not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company, as a “smaller reporting company,” to provide only management’s report on internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended February 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Corporate Governance

The sections under the heading “Proposal 1-Election of Directors” entitled “Nominees for Election - Term Expiring 2016,” “Incumbent Directors - Term Expiring 2014,” and “Incumbent Directors - Term Expiring 2015” of the Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2013, are incorporated herein by reference. The information under the heading “Corporate Governance and Board Matters” included in the Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2013 is incorporated herein by reference. The information under the heading “Beneficial Ownership of Common Stock” included in the Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2013 is incorporated herein by reference.

Executive Officers

All of our executive officers are elected annually by and serve at the discretion of the Board of Directors. Our current executive officers are listed below:

Name	Age	Position with the Company
Clyde B. Anderson	52	Executive Chairman of the Board
Terrance G. Finley	59	Chief Executive Officer and President
James F. Turner	49	Executive Vice President/Real Estate and Business Development
R. Todd Noden	49	Chief Financial Officer

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

Terrance G. Finley has served as the Chief Executive Officer of the Company since March 13, 2012 and as the Company’s President since August 23, 2011. He served as the Company’s Chief Operating Officer from August 23, 2011 until March 13, 2012. Prior to his promotion to the positions of President and Chief Operating Officer on August 23, 2011, Mr. Finley served as Executive Vice President and Chief Merchandising Officer of the Company beginning in August 2009 and as President, Books-A-Million, Inc. Merchandising Group beginning in October 2005. Mr. Finley served as Executive Vice President of Books-A-Million, Inc. from October 2001 to October 2005. Mr. Finley served in various other capacities in the merchandising department from April 1994 to December 1998. Mr. Finley served as the General Manager of Book$mart from February 1992 to April 1994. Prior to joining the Company, Mr. Finley served as the Vice President—Sales for Smithmark Publishers. Mr. Finley was appointed to the Board of Directors of Hibbett Sports, Inc., a sporting goods retailer, on March 14, 2008.

James F. Turner has served as the Executive Vice President/Real Estate and Business Development since August 23, 2011. He had previously served as the Company’s Vice President/Real Estate beginning in June 2003. Prior to June 2003, Mr. Turner held several positions in the Company’s finance department, including Controller. Before joining the Company, Mr. Turner served as a Division Controller for Belk, Inc.

R. Todd Noden has served as Chief Financial Officer since April 25, 2012. Prior to joining the Company, Mr. Noden served as Chief Financial Officer and Chief Operating Officer for Dobbs Mills, LLC, a textile manufacturing company (2011-2012), Vice President of Accounting & Financial Analysis of RaceTrac Petroleum, Inc. (2006-2011) and in various management consulting roles for more than 10 years prior to 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The section under the heading “Executive Compensation,” included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 28, 2013 are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information as of February 2, 2013 regarding the securities that have been authorized for issuance under the Company’s Amended and Restated Stock Option Plan, 2005 Incentive Award Plan and Employee Stock Purchase Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise prices of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by stockholders:	218,677	(1)	$7.34	(2)	769,704	(3)
Equity compensation plans not approved by stockholders:	—		N/A		—
Total	218,677		$7.34		769,704

(1)	Represents (i) 21,177 shares of common stock issuable with respect to outstanding stock options granted under the Company’s Amended and Restated Stock Option Plan and (ii) 197,500 shares of common stock that are issuable under the Company’s 2005 Incentive Award Plan relating to performance based restricted stock awards made with respect to the 2013 fiscal year.
(2)	Represents the exercise price of the options issued under the Amended and Restated Stock Option Plan.
(3)	Includes (i) 596,842 shares of common stock available for future issuance under the Company’s 2005 Incentive Award Plan and (ii) 172,862 shares of common stock available for future issuance under the Company’s Employee Stock Purchase Plan. The Company’s Amended and Restated Stock Option Plan has been terminated, and no shares of common stock are available for future issuance thereunder.

Additional information under the heading “Beneficial Ownership of Common Stock” included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 28, 2013 is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections under the headings “Corporate Governance and Board Matters” and “Transactions with Related Persons” included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 28, 2013 are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section under the heading “Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm” titled “Fees and Services” and the section under the heading “Transactions with Related Persons” included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 28, 2013 are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The Financial Statements filed as part of this report are listed and indexed on page 25. Schedules have been omitted because they are not applicable, or the required information has been included elsewhere in this report.

(b)	Listed below are all exhibits filed as part of this report.

Exhibit Number
3.1(a)	-	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992 (the “S-1 Registration Statement”)).

3.1(b)	-	Certificate Regarding Amendment of the Certificate of Incorporation of Books-A-Million, Inc. (incorporated by reference to Exhibit 3.1(b) to Quarterly Report on form 10-Q for the quarterly period ended July 28, 2012, File No. 0-20664, filed on September 6, 2012).

3.2	-	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K dated August 20, 2009).

4.1	-	See Exhibits 3.1(a) and (b) and 3.2 hereto incorporated herein.

10.1	-	Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended January 30, 1999, File No. 0-20664, filed on April 30, 1999).*

10.2	-	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement).*

10.3	-	Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 29, 1994, File No. 0-20664, filed on April 29, 1994).*

10.4	-	1999 Amended and Restated Employee Stock Purchase Plan , as amended May 20, 2010 (incorporated by reference to Exhibit 10.1 on Form 8-K, dated May 26, 2010).*

10.5	-	401(k) Plan adopted September 15, 2003, with SunTrust Bank as Trustee (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 31, 2004, File No. 0-20664, filed April 27, 2004).*

10.6	-	Executive Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended January 28, 1995, File No. 0-20664, filed April 28, 1995).*

10.7	-	Credit Agreement dated as of March 21, 2011, among Books-A-Million, Inc., as Lead Borrower, the other borrowers party hereto, the guarantors party hereto from time to time, the lenders party hereto, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, Regions Bank, as Documentation Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 21, 2011).

10.8	-	Security Agreement dated as of March 21, 2011, among Books-A-Million, Inc., certain other subsidiaries of Books-A-Million, Inc. identified herein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 21, 2011).

10.9	-	Form of Change in Control Agreement, entered into by and between Books-A-Million, Inc. and each of Clyde B. Anderson, Terrance G. Finley and James F. Turner on March 22, 2011 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated March 21, 2011).*

10.10	-	2005 Incentive Award Plan, as amended on May 20, 2010 (incorporated by reference to Exhibit 10.1 on Form 8-K, dated May 26, 2010).*

10.11	-	Executives’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 on Form 8-K, File No. 0-20664, filed August 22, 2005).*

10.12	-	Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 on Form 8-K, File No. 0-20664, filed August 22, 2005).*

10.13	-	Form of Restricted Stock Agreement (Career Based Shares) for restricted stock issued under the 2005 Incentive Award Plan of the Company (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for fiscal year ended February 2, 2008).*

10.14	-	Form of Restricted Stock Agreement (Performance Based Shares) for restricted stock issued under the 2005 Incentive Award Plan of the Company (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for fiscal year ended February 2, 2008) .*

10.15	-	Amended and Restated Bond Purchase, Transfer and Payment Agreement, dated as of June 30, 2011, between American Wholesale Book Company, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated June 30, 2011)

10.16	-	Continuing Guaranty, dated as of June 30, 2011, delivered to Wells Fargo Bank, National Association by Books-A-Million, Inc., Booksamillioninc.com, Inc., and BAM Card Services, LLC (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated June 30, 2011)

10.17	-	Supply Agreement dated October 27, 2010 between MSolutions, LLC and the Company (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for fiscal quarter ended October 30, 2010). (Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

21	-	Subsidiaries of the Registrant.

23.1	-	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	-	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1	-	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	-	Certification of R. Todd Noden, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	-	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	-	Certification of R. Todd Noden, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

101.INS**	-	XBRL Instance Document

101.SCH**	-	XBRL Taxonomy Extension Schema Document

101.CAL**	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	-	XBRL Taxonomy Extension Presentation Linkbase Document

*	-	Indicates a management contract or compensatory plan or arrangement.

**	-	Submitted electronically herewith. Pursuant to Rule 406T of Regulation S-T, the interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not files for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(c)	See Item 15(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKS-A-MILLION, INC.

by:	/s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President
Date: April 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President (Principal Executive Officer)
Date: April 19, 2013

/s/ R. Todd Noden
R. Todd Noden
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 19, 2013

Directors:

/s/ Clyde B. Anderson
Clyde B. Anderson
Date: April 19, 2013

/s/ Ronald G. Bruno
Ronald G. Bruno
Date: April 19, 2013

/s/ J. Barry Mason
J. Barry Mason
Date: April 19, 2013

/s/ Terry C. Anderson
Terry C. Anderson
Date: April 19, 2013

/s/ Albert C. Johnson
Albert C. Johnson
Date: April 19, 2013

/s/ William H. Rogers, Jr.
William H. Rogers, Jr.
Date: April 19, 2013