Form 10-Q
period 2013-05-04
BOOKS A MILLION INC
filed 2013-06-13
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 4, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of June 11, 2013 were 15,366,223 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except per share data and share amounts)

(Unaudited)

	May 4, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,031	$4,988
Accounts receivable	2,843	2,953
Related party receivables (Note 4)	142	398
Inventories (Note 6)	200,412	201,527
Prepayments and other assets	8,791	5,780

Total current assets	221,219	215,646

Property and equipment
Gross property and equipment	247,920	251,592
Less accumulated depreciation and amortization	(182,577)	(186,308)

Property and equipment, net	65,343	65,284

Deferred income taxes (Note 10)	2,406	1,655
Equity method investments (Note 13)	3,106	1,455
Related party notes receivable (Note 4)	1,000	1,000
Other assets	1,342	1,430

Total assets	$294,416	$286,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$65,595	$96,237
Related party accounts payable (Note 4)	2,817	3,618
Accrued expenses	31,336	40,392
Deferred income taxes (Note 10)	14,882	14,896
Short-term borrowings (Note 9)	53,000	740

Total current liabilities	167,630	155,883

Long-term debt (Note 9)	4,920	4,920
Deferred rent	7,660	7,232
Deferred income taxes (Note 10)	—	2
Liability for uncertain tax positions	923	909
Long term capital lease obligation	955	1,007

Total non-current liabilities	14,458	14,070

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 22,359,738 and 22,071,507 shares issued and 15,454,235 and 15,445,981 shares outstanding at May 4, 2013 and February 2, 2013, respectively	224	221
Additional paid-in capital	95,404	95,181
Treasury stock, at cost, 6,905,503 and 6,625,526 shares repurchased at May 4, 2013 and February 2, 2013, respectively	(52,541)	(51,829)
Retained earnings	69,239	72,944
Accumulated other comprehensive income	2	—

Total stockholders’ equity	112,328	116,517

Total liabilities and stockholders’ equity	$294,416	$286,470

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net sales	$104,489	$112,833
Cost of products sold, including warehouse distribution and store occupancy costs	76,171	82,143

Gross profit	28,318	30,690
Operating, selling and administrative expenses	29,133	28,787
Depreciation and amortization	4,291	4,149

Operating loss from continuing operations	(5,106)	(2,246)
Interest expense, net	464	438

Loss from continuing operations, before income taxes	(5,570)	(2,684)
Income tax benefit	(2,029)	(844)

Net loss from continuing operations before equity method investments	(3,541)	(1,840)
Net loss on equity method investments	(147)	(102)

Loss from continuing operations	(3,688)	(1,942)
Loss from discontinued operations	(16)	—

Net loss	$(3,704)	$(1,942)

Net loss per share, basic and diluted:
Net loss from continuing operations	$(0.25)	$(0.13)
Net loss from discontinued operations	—	—

Net loss per common share	$(0.25)	$(0.13)

Weighted average number of shares outstanding – basic and diluted	14,844	15,343

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net loss	$(3,704)	$(1,942)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	2	—

Total other comprehensive income, net of tax	2	—

Total comprehensive loss	$(3,702)	$(1,942)

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Cash Flows from Operating Activities:
Net loss	$(3,704)	$(1,942)
Net loss from discontinued operations	(16)	—

Net loss from continuing operations	(3,688)	(1,942)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,291	4,149
Stock-based compensation	176	149
Loss on impairment of assets	251	75
Loss on disposal of property and equipment	123	78
Deferred income taxes	(767)	372
Excess tax payment from stock-based compensation	12	41
Net loss on equity method investments	147	102
(Increase) decrease in assets:
Accounts receivable	110	10
Related party receivables	256	126
Inventories	1,115	(1,216)
Prepayments and other assets	(3,011)	(1,569)
Noncurrent assets	6	32
Increase (decrease) in liabilities:
Trade accounts payable	(30,642)	(30,254)
Related party accounts payable	(801)	(3,457)
Accrued income taxes	2	(24)
Accrued expenses and deferred rent	(7,450)	(3,130)

Total adjustments	(36,182)	(34,516)

Net cash used in operating activities	(39,870)	(36,458)

Cash Flows from Investing Activities:
Capital expenditures	(5,950)	(7,174)
Proceeds from disposal of property and equipment	139	—
Acquisition of equity method investment (Note 13)	(1,797)	—

Net cash used in investing activities	(7,608)	(7,174)

Cash Flows from Financing Activities:
Short term borrowings	99,695	76,070
Repayments of short term borrowings	(47,435)	(37,610)
Principal payments on capital lease obligations	(61)
Proceeds from the issuance of common stock under employee stock purchase plan	62	88
Purchase of treasury stock	(712)	—
Excess tax payment from stock based compensation	(12)	(41)

Net cash provided by financing activities	51,537	38,507

Cash Flows from Discontinued Operations:
Operating Cash Flows	(16)	—

Net cash used in discontinued operations	(16)	—

Net Increase (Decrease) in Cash and Cash Equivalents	4,043	(5,125)
Cash and Cash Equivalents at Beginning of Period	4,988	10,113

Cash and Cash Equivalents at End of Period	$9,031	$4,988

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$426	$418

Income taxes, net	$(2,172)	$64

Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$538	$911

See notes to condensed consolidated financial statements.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Books-A-Million, Inc. and its subsidiaries (collectively, the “Company”). The Company consists of Books-A-Million, Inc. and its six wholly-owned subsidiaries: American Wholesale Book Company, Inc., booksamillion.com, inc., BAM Card Services, LLC, AL Florence Realty Holdings 2010, LLC, Preferred Growth Properties, LLC and Pickering Partners, LLC. All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 7.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain financial information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position, and the results of its operations and cash flows for the periods presented.

The Company’s business, like that of many retailers, is seasonal, with a large portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. Thus, the quarterly results of operations are not necessarily indicative of annual results.

Certain reclassifications for discontinued operations and other insignificant reclassifications to amounts included in this report for prior periods were necessary to conform to the presentation of the thirteen weeks ended April 28, 2012.

Stock-Based Compensation

The Company’s pre-tax compensation cost for stock-based employee compensation was approximately $0.2 million and $0.1 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

2005 Incentive Award Plan

During 2005, the Company adopted and the Company’s stockholders approved the Books-A-Million, Inc. 2005 Incentive Award Plan (as amended, the “2005 Plan”). An aggregate of 2,000,000 shares of common stock may be awarded under the 2005 Plan. From June 1, 2005 through May 4, 2013, equity awards under the 2005 Plan have consisted solely of awards of restricted stock. As of May 4, 2013, the number of shares of common stock currently reserved for issuance under the 2005 Plan for outstanding stock-based awards was 333,387 shares.

A summary of the status of unvested restricted stock grants to employees and directors under the 2005 Plan for the thirteen weeks ended May 4, 2013 is as follows (shares in thousands):

	Thirteen Weeks Ended May 4, 2013
	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	458,130	$4.37
Shares granted	263,455	2.72
Shares vested	(12,500)	5.19
Shares forfeited	—	—

Shares at end of period	709,085	$3.74

The Company’s unvested restricted stock participates in any dividends declared and retains voting rights for the granted shares.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Information

As of May 4, 2013, the Company had approximately $1.4 million of total unrecognized compensation cost related to non-vested awards granted under its various share-based plans, which it expects to recognize over the following fiscal years:

Fiscal Year	Unrecognized Stock-Based Compensation Expense (in thousands)
2014	$641
2015	536
2016	253
2017	7

Total	$1,437

The Company maintains an employee stock purchase plan (as amended, the “Amended and Restated Employee Stock Purchase Plan”) under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. An aggregate of 600,000 shares are available for issuance to participants in the Amended and Restated Employee Stock Purchase Plan. The Company received cash proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during each of the thirteen week periods ended May 4, 2013 and April 28, 2012 of $0.1 million. The impact of these cash receipts is included in financing activities in the accompanying condensed consolidated statements of cash flows.

2. Adoption of New Accounting Standards

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income,” requiring most entities to present items of net income and other comprehensive income either in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements of net income and other comprehensive income. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. The Company adopted ASU 2011-05 at the beginning of its 2013 fiscal year.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, which requires entities to present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This ASU is effective for public companies prospectively for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 during the first quarter of fiscal year 2014. The Company has elected disclosure in the Notes to Condensed Consolidated Financial Statements as described in Note 15.

As of May 4, 2013 there were no new pronouncements, interpretations, or staff positions that had or were expected to have a significant impact on our operations since our annual report on Form 10K for the fiscal year ended Feb 2, 2013 filed on April 19, 2013.

3. Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution, using the treasury stock method, that could occur if share based payments are exercised. In periods of profitability, diluted net loss per common share has been computed based on the weighted average number of shares outstanding, including the effect of outstanding share based payments, if dilutive.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the thirteen week periods ended May 4, 2013 and April 28, 2012, certain share based payments were outstanding but were excluded from the computation of diluted weighted average shares outstanding because their effect would have been anti-dilutive due to the net loss in all periods presented.

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

The Company purchases a substantial portion of its magazines, as well as certain of its seasonal music, from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate of the Company through common ownership. During both of the thirteen weeks ended May 4, 2013 and April 28, 2012, purchases of these items from Anderson Media totaled $3.5 million. Amounts payable to Anderson Media at May 4, 2013 and February 2, 2013 were $2.3 million and $3.0 million, respectively. Amounts receivable from Anderson Media related to retail display allowances and shipping costs as of May 4, 2013 and February 2, 2013 were $0.1 million and $0.2 million, respectively. The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate of the Company through common ownership. During both of the thirteen week periods ended May 4, 2013 and April 28, 2012, such purchases from Anderson Press totaled $0.2 million. Amounts payable to Anderson Press at both May 4, 2013 and February 2, 2013 were $0.3 million. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate of the Company through common ownership. The total amount paid to Anco Far East was $0.3 million and $0.1 million during the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. These amounts paid to Anco Far East included the actual cost of the product, as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $18,000 and $10,000 during the thirteen weeks ended May 4, 2013 and April 28, 2012. Amounts payable to Anco Far East at May 4, 2013 and February 2, 2013 were $76,000 and $40,000, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. The most recent lease term of three years ended on February 28, 2013, and will be month to month going forward. During both thirteen week periods ended May 4, 2013 and April 28, 2012, the Company paid rent of $39,000 to the trust under this lease. Anderson & Anderson LLC (“A&A”), an affiliate of the Company through common ownership, also leases two buildings to the Company. The Company’s leases with A&A expire February 28, 2017. During each of the thirteen week periods ended May 4, 2013 and April 28, 2012, the Company paid A&A a total of $0.1 million in connection with such leases. The total of minimum future rental payments under all of these related party leases is $1.3 million at May 4, 2013.

The Company leases property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. The Company’s lease on the property with Hibbett expires in February 2017. One of the Company’s directors, Albert C. Johnson, and Terrance G. Finley, Chief Executive Officer and President of the Company, are members of Hibbett’s Board of Directors. During the thirteen week periods ended May 4, 2013 and April 28, 2012, the Company received $28,000 and zero, respectively, in rent payments from Hibbett. The total of minimum future rental payments under this related party lease is $0.4 million at May 4, 2013.

The Company, A&A, American Promotional Events, Inc. and Anderson Press (collectively the “Co-ownership Group”) co-own two airplanes that are used by the Company in its business, during the thirteen weeks ended April 28, 2012. The Company owns a 26.0% interest in these airplanes. During the thirteen week periods ended May 4, 2013 and April 28, 2012, the Company was billed $0.2 million and $0.1 million, respectively, by the Co-Ownership Group under a cost sharing arrangement for the Company’s use of the airplanes. The expenses that the Company pays for airplane use cover all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company and Anderson Private Capital Partners I, L.P. (“APCP”), an affiliate of the Company through common ownership, each have an equity interest in Yogurt Mountain Holding, LLC (“Yogurt Mountain”). The Company also participates with APCP in a line of credit agreement with Yogurt Mountain in connection with its investment. See Note 13, Equity Method Investment, for additional information regarding the Company’s investment in Yogurt Mountain. As of May 4, 2013 and February 2, 2013, Yogurt Mountain had $1.0 million in borrowings outstanding and due to the Company. For the thirteen week periods ended May 4, 2013 and April 28, 2012, the Company paid $0.07 million and $0.1 million in franchise fees, royalty fees and other costs associated with the Company’s franchise of Yogurt Mountain stores within the Company’s stores, respectively. For both of the thirteen week periods ended May 4, 2013 and April 28, 2012, the Company received $0.1 million from Yogurt Mountain for interest, monitoring fees, professional fees and rent, respectively.

The Company and Anco Far East, each have an equity interest in That Company Called IF (“IF”). See Note 13, Equity Method Investments, for additional information regarding the Company’s investment in IF. As of the thirteen weeks ended May 4, 2013 there were no related party transactions between the Company and IF.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at May 4, 2013 or February 2, 2013, as such potential liabilities are not probable at such date.

6. Inventories

The Company utilizes the last-in, first-out (“LIFO”) method of accounting for inventories. An actual valuation under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. The cumulative difference between replacement and current cost of inventory over stated LIFO value was $4.4 million and $4.3 million as of May 4, 2013 and February 2, 2013, respectively. The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value.

Inventory balances at May 4, 2013 and February 2, 2013 were as follows (in thousands):

	May 4, 2013	February 2, 2013
Inventories (at FIFO)	$204,825	$205,853
LIFO reserve	(4,413)	(4,326)

Net inventories	$200,412	$201,527

7. Business Segments

The Company has two reportable operating segments: retail trade and electronic commerce trade. These reportable operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Thirteen Weeks Ended
Segment Information (in thousands)	May 4, 2013	April 28, 2012
Net Sales
Retail Trade	$102,636	$110,758
Electronic Commerce Trade	5,682	6,279
Intersegment Sales Elimination	(3,829)	(4,204)

Total Net Sales	$104,489	$112,833

Operating Loss from Continuing Operations
Retail Trade	$(4,887)	$(1,683)
Electronic Commerce Trade	29	(320)
Intersegment Elimination of Certain Costs	(248)	(243)

Total Operating Loss from Continuing Operations	$(5,106)	$(2,246)

	As of May 4, 2013	As of February 2, 2013
Assets
Retail Trade	$287,249	$279,897
Electronic Commerce Trade	7,167	6,573

Total Assets	$294,416	$286,470

For the thirteen week periods ended May 4, 2013 and April 28, 2012, respectively, sales by merchandise category, as a percentage of total net sales, were as follows:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Books and Magazines	73.2%	75.3%
General Merchandise	12.0%	10.7%
Café	4.8%	4.9%
Electronics, eBooks and accessories	1.9%	2.0%
Other	8.1%	7.1%

Total	100.0%	100.0%

General merchandise consists of gifts, cards, games, toys, collectibles and similar types of products. Café consists of coffee, tea, yogurt and other edible products, as well as gift items related to our Joe Muggs cafés. Other products include music, DVDs and other products.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Discontinued Operations

The Company closed one store in a market where the Company does not expect another of its existing stores to absorb the closed store’s customers during the thirteen weeks ended May 4, 2013. The operating results of this store is presented as discontinued in all periods presented. For the thirteen weeks ended May 4, 2013 and April 28, 2012, the closed stores had sales of $0.5 million and $0.3 million and a net loss of $16,000 and zero, respectively. The Company continues to report in discontinued operations stores closed in prior periods where the Company does not expect to retain the closed stores’ customers at another store.

9. Short-term Borrowing and Long-term Debt

The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility, described below. On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a revolving credit facility (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which matures on March 21, 2016. As of May 4, 2013, the maximum principal amount available under the Credit Facility was $127.9 million, based on the calculated borrowing base availability at that time. Interest on borrowings under the Credit Facility is determined based upon the LIBOR rate plus an applicable margin (as specified in the Credit Agreement). Pursuant to the Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company. Under the Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit. The obligations of the Company under the Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders. Additionally, the Credit Agreement contains certain non-financial covenants. The Company was in compliance with these covenants at May 4, 2013.

As of May 4, 2013, there were outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) of $53.0 million, which bear interest at variable rates (2.4% as of May 4, 2013 based on the 7-day LIBOR rate plus the applicable spread as of such date). The Company had $0.7 million in borrowings outstanding under the Credit Facility (excluding the face amount of letters of credit issued thereunder) as of February 2, 2013. The face amount of letters of credit issued under the Credit Facility as of May 4, 2013 and February 2, 2013 was $7.5 million. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the thirteen weeks ended May 4, 2013 were $53.0 million and $40.2 million, respectively.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”). As of May 4, 2013 and February 2, 2013, there was $4.9 million outstanding under the Bond, which bears interest at a variable rate. The interest rate on the Bond was 1.20% and 1.25% at May 4, 2013 and February 2, 2013, respectively. The bond is held by Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc. (“American Wholesale”), and Wells Fargo agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including booksamillion.com, inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally, and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which was $4.9 million and included in the aggregate letters of credit mentioned above as of May 4, 2013, for the benefit of Wells Fargo. The Company is obligated to repurchase the Bond on March 13, 2016 unless Wells Fargo exercises the option to extend the Bond’s maturity date up to December 1, 2019.

Interest expense on all Company indebtedness for each of the thirteen week periods ended May 4, 2013 and April 28, 2012 was $0.5 million.

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

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of May 4, 2013, the gross amount of unrecognized tax benefits due to uncertain tax positions was $0.9 million, all of which would affect the effective tax rate if recognized. The amount of unrecognized tax benefits, including interest and penalties, that would no longer need to be accrued due to the passage of various statutes of limitations in the next 12 months is $0.3 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $0.4 million in interest and penalties related to unrecognized tax benefits accrued as of both May 4, 2013 and February 2, 2013. The Company’s total liability for unrecognized tax benefits, including interest and penalties, as of May 4, 2013 and February 2, 2013, was $0.9 million.

The methodology for calculation of income tax rates in interim periods is described in ASC 740-270. In general, ASC 740-270 requires an entity to compute the interim income tax rate based on an estimate of the annual effective tax rate. In interim periods where the entity is experiencing losses, an entity must make assumptions concerning its future taxable income and determine whether the realization of future tax benefits is more likely than not. Per ASC 740-270-25-3, the Company computed the effective tax rate as a discrete interim rate due to the inability to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but was otherwise able to make a reliable estimate. Deferred tax assets are presented net of the deferred tax liabilities on the condensed consolidated balance sheet. The Company’s condensed consolidated balance sheet as of May 4, 2013 includes a gross deferred tax asset of $30.1 million related to a carryforward for state net operating losses. One of the companies in the consolidated group has incurred a cumulative loss in recent years. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal year ended February 2, 2013 due principally to difficult market and macroeconomic conditions. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $1.2 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance of $1.2 million has been established. The Company will continue to assess the amount of the valuation allowance in the future.

11. Fair Value Measurements

The carrying amounts of other financial instruments reported on the balance sheet for current assets and current liabilities, excluding our short-term borrowings consisting of amounts outstanding under the credit facility as discussed below, approximate their fair values because of the short maturity of these instruments.

At May 4, 2013, there was $53.0 million outstanding under the credit facility (excluding the face amount of letters of credit issued under the credit agreement) and $4.9 million outstanding under the Bond. Fair value approximates the carrying amount for the credit facility and the Bond as the variable interest rates re-price frequently at observable current market rates. As such, their fair values are categorized as a level 2 within the fair value hierarchy.

At May 4, 2013, there was $1.0 million outstanding under the related party note receivable from Yogurt Mountain Holding, LLC. See discussion in Notes 4 and 13. The carrying value approximates the fair value of the note receivable at May 4, 2013, based on the short maturity of the note outstanding.

12. Gift Card Revenue Recognition

The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote based on historical trends (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Breakage income for the thirteen week periods ended May 4, 2013 and April 28, 2012 was $0.1 million and $0.2 million, respectively.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Equity Method Investments

The Company holds an equity method investment in Yogurt Mountain, which consists of a 40.0% equity interest in Yogurt Mountain Holding, LLC (“Yogurt Mountain”). Yogurt Mountain was formed for the purpose of developing and operating retail yogurt stores and franchising retail yogurt stores to third party franchisees. In March 2010, the Company acquired its equity interest in Yogurt Mountain for $3.0 million. Yogurt Mountain is a separate and distinct legal entity from the Company and its subsidiaries, and has separate assets, liabilities and operations. The other shareholder interests in Yogurt Mountain of 40.0% and 20.0% are owned by Anderson Private Capital Partners I, L.P., a related party to the Company through common ownership, and Kahn Family Holdings, LLC, respectively.

In connection with the equity method investment in Yogurt Mountain, the Company entered into a line of credit agreement (the “Line of Credit”) with Yogurt Mountain pursuant to which the Company committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015, bearing interest at 9.0%. Yogurt Mountain must pay an annual commitment fee of 0.25% on the unused portion of the commitment. The proceeds from the Line of Credit must be used by Yogurt Mountain for the purpose of new store growth capital requirements. Effective November 14, 2011, the Company entered into a Forbearance Agreement with Yogurt Mountain, raising the interest rate to 11.0% and limiting the borrowings under the line of credit to $1.0 million. The Company entered into an Amendment to the Line of Credit Loan Agreement (the “Amended Loan Agreement”) effective March 25, 2013. The Amended Loan Agreement allows Yogurt Mountain to use the remaining availability of $0.5 million to finance capital expenditures, or such other purposes as approved by the Company. There was $1.0 million in outstanding borrowings by Yogurt Mountain under the Line of Credit as of May 4, 2013 and February 2, 2013.

The Company also holds a 25% equity method investment in That Company Called IF (“IF”). IF is an established trade gift supplier of innovative gifts and book accessories to retailers in over 70 countries worldwide. The Company acquired its interest in IF for $1.8 million in April 2013. IF is a separate and distinct legal entity from the Company and its subsidiaries, and has separate assets, liabilities, and operations. The other ownership interests in IF of 45% and 30% are owned by Anco Far East, a related party to the Company through common ownership, and the principals of the acquired company, respectively.

14. Subsequent Events

In connection with the preparation of its financial statements for the quarter ended May 4, 2013, the Company has evaluated events that occurred subsequent to May 4, 2013 to determine whether any of these events required disclosure in the financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

15. Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income by component for the thirteen weeks ended May 4, 2013, net of tax (in thousands).

	Foreign Currency Translation Adjustment		Total
Beginning balance as of February 2, 2013	$—		$—
Other comprehensive income before reclassifications	2		2
Amounts reclassified from accumulated other comprehensive income	—	(1)	—

Net current-period other comprehensive income	2		2

Ending Balance	2		2

(1)	Foreign currency translation adjustments are reclassified from accumulated other comprehensive income upon sale or substantially complete liquidation of an investment in a foreign entity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause the actual results, performance or achievements of Books-A-Million, Inc. (the “Company”) or the results of its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company’s specific market areas; inflation or deflation; economic conditions in general and in the Company’s specific market areas, including the length of time that the United States economy remains in the current limited economic growth; the number of store openings and closings; the profitability of certain product lines, capital expenditures and future liquidity; liability and other claims asserted against the Company; the impact of electronic books and e-content; uncertainties related to the Internet and the Company’s Internet operations; the factors described in PART I, ITEM 1A, RISK FACTORS in our Annual Report on Form 10-K for the year ended February 2, 2013; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

We were founded in 1917 and, as of May 4, 2013, operated 253 retail bookstores, including 197 superstores, concentrated primarily in the eastern United States.

Our growth strategy consists of expanding product offerings and opening stores in new and existing market areas. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats. From April 28, 2012 to May 4, 2013, we opened 10 stores, closed 12 stores and relocated three stores, decreasing our store count from 255 to 253.

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

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods presented.

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net sales	100.0%	100.0%
Gross profit	27.1%	27.3%
Operating, selling and administrative expenses	27.9%	25.6%
Depreciation and amortization	4.1%	3.7%
Operating loss from continuing operations	(4.9)%	(2.0)%
Interest expense, net	0.4%	0.4%
Loss from continuing operations, before income taxes	(5.3)%	(2.4)%
Income tax benefit	(1.9)%	(0.7)%
Net loss on equity method investments	(0.1)%	(0.1)%
Net loss from continuing operations	(3.5)%	(1.7)%
Loss from discontinued operations	—	—
Net loss	(3.5)%	(1.7)%

The following table sets forth net sales data by segment for the periods presented:

Segment Information (dollars in thousands)

Net Sales	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012	$ Change	% Change
Retail Trade	$102,636	$110,758	$(8,122)	(7.3)%
Electronic Commerce Trade	5,682	6,279	(597)	(9.5)%
Intersegment Sales Elimination	(3,829)	(4,204)	375	8.9%

Total Net Sales	$104,489	$112,833	$(8,344)	(7.4)%

As shown above, total net sales decreased $8.3 million, or 7.4%, to $104.5 million during the thirteen weeks ended May 4, 2013 from $112.8 million during the thirteen weeks ended April 28, 2012. Sales at comparable stores (as defined above) decreased 6.8% for the same period.

The decrease in net sales for the retail trade segment for the thirteen weeks ended May 4, 2013, compared to the thirteen weeks ended April 28, 2012, resulted from lower comparable store sales and less sales from closed stores, offset by a net increase in sales from new stores (as discussed above). Comparable store sales for the retail trade segment for the thirteen weeks ended May 4, 2013 decreased 5.8% when compared to the same thirteen week period for the prior year. The decrease in comparable store sales for the thirteen week period ended May 4, 2013 was due to decreased sales in certain book categories and magazines, attributable in part to sales of certain book titles during the prior year thirteen week period, offset somewhat by increased sales in general merchandise. The decrease in net sales for the electronic commerce trade segment for the thirteen weeks ended May 4, 2013 was due primarily to lower sales of eReader devices.

Gross profit decreased $2.4 million, or 7.7%, to $28.3 million for the thirteen weeks ended May 4, 2013, when compared with $30.7 million in the same thirteen week period for the prior year, due to the net decrease in sales (as discussed above) and a slight decrease in the gross profit percentage. Gross profit as a percentage of net sales for the thirteen weeks ended May 4, 2013 and April 28, 2012 was 27.1% and 27.3%, respectively. The decrease in gross profit percentage of net sales for the thirteen week period ended May 4, 2013 was a result of lower leverage on occupancy costs and warehouse costs due to lower sales, offset by lower markdowns.

Operating, selling and administrative expenses were $29.1 million for the thirteen weeks ended May 4, 2013, compared to $28.8 million during the same period last year. The increase in operating, selling and administrative expenses was primarily due to higher store closing and opening costs in the current period, during which we opened 3 stores and closed 6 stores, compared to the prior year period, during which we closed 2 stores and opened no new stores. The increased costs along with decreased sales caused operating, selling and administrative expenses as a percentage of net sales for the thirteen weeks ended May 4, 2013 to increase to 27.9% versus 25.6% from the same period last year.

Depreciation and amortization expense was $4.3 million in the thirteen week period ended May 4, 2013, compared to $4.1 million in the thirteen week period ended April 28, 2012. The increase was the result of capital investments made for new stores opened in fiscal 2013. Depreciation and amortization expenses as a percentage of net sales for the thirteen weeks ended May 4, 2013 totaled 4.1%, which was an increase of 0.4% compared to the same period last year.

The following table sets forth operating income (loss) data by segment for the periods presented:

Segment Information (dollars in thousands)

Operating Income (Loss)	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012	$ Change	% Change
Retail Trade	$(4,887)	$(1,683)	$(3,204)	(190.4)%
Electronic Commerce Trade	29	(320)	349	109.1%
Intersegment Elimination of Certain Costs	(248)	(243)	(5)	(2.1)%

Operating loss	$(5,106)	$(2,246)	$(2,860)	(127.3)%

The operating loss for the retail trade segment increased $3.2 million for the thirteen weeks ended May 4, 2013, as compared to the same period in the prior year. This change was due to the decrease in sales previously discussed. The electronic commerce trade segment had operating income of $0.03 million for the thirteen weeks ended May 4, 2013, compared to an operating loss of $0.3 million in the same period in the prior year, due to increased sales of higher gross margin merchandise and decreased net shipping costs associated with consumer direct sales.

Net Interest Expense

Net interest expense was $0.5 million for both the thirteen week periods ended May 4, 2013 and April 28, 2012.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our credit facility, as described in Note 9 to the condensed consolidated financial statements. The maximum and average outstanding borrowings under the credit facility (excluding the face amount of letters of credit issued thereunder) during the thirteen week period ended May 4, 2013 were $53.0 million and $40.2 million, respectively.

Cash Flows

Operating activities used cash equal to $39.7 million and $36.5 million in the thirteen week periods ended May 4, 2013 and April 28, 2012, respectively, and included the following:

•	Cash used in trade and related party accounts payable in the thirteen week period ended May 4, 2013 was $31.4 million, compared to $33.7 million in the thirteen week period ended April 28, 2012. The change from the prior year was primarily the result of the timing of payment for inventory and a change in the fiscal calendar resulting from the extra week at the end of fiscal 2013.

•	Cash provided by inventories was $1.1 million in the thirteen week period ended May 4, 2013, compared to $1.2 million cash used by inventories in the prior year. The change from the prior year was primarily the result of an overall decrease in inventory in the current year and timing of inventory receipts.

•	Cash used by prepayments and other was $3.0 million in the thirteen week period ended May 4, 2013, compared to $1.6 million in the prior year. The change from the prior year was primarily the result of an increase in prepaid rent due to the timing of payments based on the change in the fiscal calendar previously mentioned.

•	Cash used by accrued expenses and other was $7.4 million in the thirteen week period ended May 4, 2013, compared to $3.1 million in the prior year. The change from the prior year was primarily the result of the timing of payments related to payroll as well as other payments impacted by the change in the fiscal calendar previously mentioned.

Cash used in investing activities reflected a $7.7 million and $7.2 million net use of cash for the thirteen week periods ended May 4, 2013 and April 28, 2012, respectively. Such activity relates primarily to capital expenditures due to the opening of new stores, remodel of existing stores, and other improvements. In addition, $1.1 million was used in the thirteen week period ended May 4, 2013 to fund the purchase of corporate office space that had previously been leased and $1.8 million was spent for the acquisition of a minority interest in That Company Called IF (see Note 13, Equity Method Investments).

Cash flows from financing activities generally consist of borrowings and repayments related to our short-term and long-term debt. For the thirteen week period ended May 4, 2013 $0.7 million was used to purchase treasury stock pursuant to the 2012 Repurchase Program.

Financial Position

Inventory balances were $200.4 million as of May 4, 2013, compared to $201.5 million as of February 2, 2013. The inventory decrease of 0.5% was due to the year over year decrease in our number of open stores and seasonal fluctuations in inventory. Trade and related party accounts payable balances were $68.4 million as of May 4, 2013, compared to $99.9 million as of February 2, 2013. The decrease in trade and related party accounts payable was due to timing of payments for inventory. Accrued expenses were $31.3 million as of May 4, 2013, compared to $40.4 million as of February 2, 2013. The decrease in accrued expenses was due to a reduction in gift card liability and in employee benefit accruals. These reductions traditionally occur in the first quarter of the year due to the redemption of gift cards and payment of bonuses, matching 401K contributions and employee stock purchase plan payments.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments of the Company at May 4, 2013 (in thousands):

	Payments Due Under Contractual Obligations(1)
(in thousands)	Total	FY 2014	FY 2015	FY 2016	FY 2017	FY 2018	Thereafter
Short-term borrowings(2)	$53,000	$53,000	$—	$—	$—	$—	$—
Long-term debt – industrial revenue bond	4,920	—	—	—	4,920	—	—

Subtotal of debt	57,920	53,000	—	—	4,920	—	—
Interest(3)	192	60	62	62	8	—	—
Operating leases(4)	166,847	30,852	38,078	29,043	23,725	17,120	28,029
Capital leases	1,257	209	273	273	273	228	—

Total of obligations	$226,216	$84,121	$38,413	$29,378	$28,926	$17,348	$28,029

(1)	This table excludes any amounts related to the payment of the $0.9 million of income tax uncertainties, as the Company cannot make a reasonable estimate of the periods of cash settlements with the respective taxing authorities.
(2)	Short-term borrowings represent borrowings under the $150.0 million credit facility that are due in 12 months or less.
(3)	Interest represents interest related to the industrial revenue bonds.
(4)	Excludes obligations under store leases for insurance, taxes and other maintenance costs.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at May 4, 2013 or February 2, 2013, as such potential liabilities are considered not probable.

Related Party Activities

See Note 4, Related Party Transactions, to the condensed consolidated financial statements for information regarding related party activities.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the year ended February 2, 2013 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the thirty-nine weeks ended May 4, 2013.

New Accounting Pronouncements

See Note 2, Adoption of New Accounting Standards, to the condensed consolidated financial statements for information regarding new accounting pronouncements.

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

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors approved a stock repurchase plan on August 21, 2012 (the “2012 Repurchase Program”), under which the Company is authorized to purchase up to $5.0 million of our common stock. Stock may be purchased on the open market or through private transactions from time to time through March 31, 2014, dependent upon market conditions. The 2012 Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. The following table shows common stock repurchases under the 2012 Repurchase Program during the thirteen weeks ended May 4, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program at End of Period
February 3, 2013 through March 2, 2013	102,632	$2.43	102,632	$3,521,988
March 3, 2013 through April 6, 2013	120,912	$2.50	120,912	$3,215,600
April 7, 2013 through May 4, 2013	56,433	$2.67	56,433	$3,063,210

Total	279,977	$2.51	279,977	$3,063,210

(1)	Average price paid per share excludes broker fees.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1(a)	Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Capital Registration No. 33-52256)).

3.1(b)	Certificate Regarding Amendment of the Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on form 10-Q for the quarterly period ended July 28, 2012).

3.2	Amended and Restated By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated August 20, 2009).

31.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of R. Todd Noden, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of R. Todd Noden, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

101	Interactive Data Files for Books-A-Million, Inc.’s Quarterly Report on Form 10-Q for the period ended May 4, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKS-A-MILLION, INC.

Date: June 13, 2013	By:	/s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President (Principal Executive Officer)

Date: June 13, 2013	By:	/s/ R. Todd Noden
R. Todd Noden
Chief Financial Officer (Principal Financial and Accounting Officer)