Form 10-Q/A
period 2013-05-04
BOOKS A MILLION INC
filed 2013-06-18
CIK 891919

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Books-A-Million, Inc. (the “Company”) for the quarter ended May 4, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on June 13, 2013. The Amendment is being filed solely for the purpose of correcting an incorrect date in the certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed as Exhibits 32.1 and 32.2. Each certification as corrected was true and correct as of the filing date of the Original Filing.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way, and speaks as of the date of the Original Filing and does not reflect events occurring subsequent to the original filing date.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program at End of Period
February 3, 2013 through March 2, 2013	102,632	$2.43	102,632	$3,521,988
March 3, 2013 through April 6, 2013	120,912	$2.50	120,912	$3,215,600
April 7, 2013 through May 4, 2013	56,433	$2.67	56,433	$3,063,210

Total	279,977	$2.51	279,977	$3,063,210

(1)	Average price paid per share excludes broker fees.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1(a)	Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Capital Registration No. 33-52256)).

3.1(b)	Certificate Regarding Amendment of the Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on form 10-Q for the quarterly period ended July 28, 2012).

3.2	Amended and Restated By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated August 20, 2009).

31.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of R. Todd Noden, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of R. Todd Noden, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

101	Interactive Data Files for Books-A-Million, Inc.’s Quarterly Report on Form 10-Q for the period ended May 4, 2013 (incorporated by reference to Exhibit 101 to the Company’s Quarterly Report on Form 10-Q filed June 13, 2013 (Commission File No. 0-20664)).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKS-A-MILLION, INC.

Date: June 18, 2013	By:	/s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President (Principal Executive Officer)

Date: June 18, 2013	By:	/s/ R. Todd Noden
R. Todd Noden
Chief Financial Officer (Principal Financial and Accounting Officer)