Form 10-Q
period 2013-08-03
BOOKS A MILLION INC
filed 2013-09-12
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 3, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of September 9, 2013 were 15,362,057 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data and share amounts)

(Unaudited)

	August 3, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$10,532	$4,988
Accounts receivable	3,193	2,953
Related party receivables (Note 4)	126	398
Inventories (Note 6)	202,787	201,527
Prepayments and other assets	7,844	5,780

Total current assets	224,482	215,646

Property and equipment
Gross property and equipment	264,444	251,592
Less accumulated depreciation and amortization	(186,752)	(186,308)

Property and equipment, net	77,692	65,284

Deferred income taxes (Note 10)	328	1,655
Equity method investments (Note 13)	1,837	1,455
Related party notes receivable (Note 4)	—	1,000
Other assets	3,975	1,430

Total assets	$308,314	$286,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$73,062	$96,237
Related party accounts payable (Note 4)	3,541	3,618
Accrued expenses	35,309	40,392
Deferred income taxes (Note 10)	17,204	14,896
Short-term borrowings and current portion of long term debt (Note 9)	46,449	740

Total current liabilities	175,565	155,883

Long-term debt (Note 9)	17,171	4,920
Related party note payable (Note 4 and Note 9)	1,612	—
Deferred rent	7,252	7,232
Deferred income taxes (Note 10)	—	2
Liability for uncertain tax positions	778	909
Long term capital lease obligation	892	1,007

Total non-current liabilities	27,705	14,070

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 22,355,572 and 22,071,507 shares issued and 15,362,057 and 15,445,981 shares outstanding at August 3, 2013 and February 2, 2013, respectively	224	221
Additional paid-in capital	95,612	95,181
Treasury stock, at cost, 6,993,515 and 6,625,526 shares repurchased at August 3, 2013 and February 2, 2013, respectively	(52,804)	(51,829)
Retained earnings	60,130	72,944
Accumulated other comprehensive loss	(38)	—

Total Books-A-Million stockholder’s equity	103,124	116,517
Noncontrolling interest (Note 1)	1,920	—

Total equity	105,044	116,517

Total liabilities and stockholders’ equity	$308,314	$286,470

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Revenues
Net sales	$108,793	$119,476	$212,442	$231,659
Other revenue	432	60	797	139

Total revenues	109,225	119,536	213,239	231,798
Cost of products sold, including warehouse distribution and store occupancy costs	78,160	86,088	153,620	167,678

Gross profit	31,065	33,448	59,619	64,120
Operating, selling and administrative expenses	29,270	30,368	58,608	59,092
Depreciation and amortization	4,448	4,105	8,727	8,238

Operating loss from continuing operations	(2,653)	(1,025)	(7,716)	(3,210)
Interest expense, net	430	452	893	890

Loss from continuing operations, before income taxes	(3,083)	(1,477)	(8,609)	(4,100)
Income tax expense (benefit) (Note 10)	6,054	(602)	4,017	(1,428)

Net loss from continuing operations before equity method investments	(9,137)	(875)	(12,626)	(2,672)
Net income (loss) on equity method investments	144	21	(2)	(81)

Loss from continuing operations	(8,993)	(854)	(12,628)	(2,753)
Loss from discontinued operations	(138)	(27)	(207)	(70)

Net loss	(9,131)	(881)	(12,835)	(2,823)
Less net loss attributable to noncontrolling interest	(21)	—	(21)	—

Net loss attributable to Books-A-Million	$(9,110)	$(881)	$(12,814)	$(2,823)

Net loss per share:
Basic and Diluted
Net loss from continuing operations attributable to Books-A-Million	$(0.61)	$(0.06)	$(0.86)	$(0.18)
Net loss from discontinued operations attributable to Books-A-Million	(0.01)	—	(0.01)	—

Net loss per common share attributable to Books-A-Million	$(0.62)	$(0.06)	$(0.87)	$(0.18)

Weighted average number of shares outstanding – basic and diluted	14,673	15,365	14,758	15,354

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net loss	$(9,131)	$(881)	$(12,835)	$(2,823)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(40)	—	(38)	—

Total other comprehensive loss, net of tax	(40)	—	(38)	—

Total comprehensive loss	(9,171)	(881)	(12,873)	(2,823)
Comprehensive loss attributable to noncontrolling interest	(21)	—	(21)	—

Comprehensive loss attributable to Books-A-Million	$(9,150)	$(881)	$(12,852)	$(2,823)

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
Cash Flows from Operating Activities:
Net loss	$(12,835)	$(2,823)
Net loss from discontinued operations	(207)	(70)

Net loss from continuing operations	(12,628)	(2,753)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
Depreciation and amortization	8,727	8,238
Stock-based compensation	328	409
Loss on impairment of assets	251	75
Loss on disposal of property and equipment	105	112
Deferred income taxes	3,633	(162)
Excess tax (benefit) expense from stock-based compensation	(44)	11
Bad debt expense (recovery)	3	(173)
Net loss (income) on equity method investment	2	81
(Increase) decrease in assets, net of acquisition:
Accounts receivable	(209)	104
Related party receivables	272	(11)
Inventories	(1,116)	(1,513)
Prepayments and other assets	(1,747)	(1,440)
Noncurrent assets	87	170
Increase (decrease) in liabilities, net of acquisition:
Trade accounts payable	(23,213)	(22,499)
Related party accounts payable	(332)	(2,534)
Accrued income taxes	58	23
Accrued expenses and deferred rent	(4,418)	(1,778)

Total adjustments	(17,613)	(20,887)

Net cash used in operating activities	(30,241)	(23,640)

Cash Flows from Investing Activities:
Capital expenditures	(19,520)	(10,670)
Proceeds from disposal of property and equipment	624	—
Acquisition of equity method investment	(1,780)	—
Acquisition of controlling interest in Yogurt Mountain Holding, LLC, net of cash acquired	(48)	—

Net cash used in investing activities	(20,724)	(10,670)

Cash Flows from Financing Activities:
Short-term borrowings	144,150	118,240
Repayments of short term borrowings	(98,800)	(88,820)
Proceeds from the issuance of long-term debt	13,222	—
Debt issuance costs	(863)	—
Principal payments on capital lease obligations	(124)	—
Proceeds from the issuance of common stock under employee stock purchase plan	62	88
Purchase of treasury stock	(975)	—
Excess tax benefit (expense) from stock-based compensation	44	(11)

Net cash provided by financing activities	56,716	29,497

Cash Flows from Discontinued Operations:
Operating Cash Flows	(207)	(70)

Net cash used in discontinued operations	(207)	(70)

Net Increase in Cash and Cash Equivalents	5,544	(4,883)
Cash and Cash Equivalents at Beginning of Period	4,988	10,113

Cash and Cash Equivalents at End of Period	$10,532	$5,230

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$891	$827

Net income taxes	$1,806	$112

Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$13	$1,571

See notes to condensed consolidated financial statements.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Books-A-Million, Inc. and its subsidiaries (collectively, the “Company”). The Company consists of Books-A-Million, Inc. and its seven wholly-owned subsidiaries: American Wholesale Book Company, Inc., booksamillion.com, inc., BAM Card Services, LLC, Preferred Growth Properties, LLC, PGP Florence, LLC, PGP Gardendale, LLC, and Pickering Partners, LLC. During the thirteen weeks ended August 3, 2013, the Company acquired an additional ownership interest of 10% in Yogurt Mountain Holding, LLC (“Yogurt Mountain”), increasing its total ownership to 50%. The Company has determined that its interest in Yogurt Mountain represents a controlling interest and, therefore, consolidated the financial statements of Yogurt Mountain, and presented a noncontrolling interest for the portion not owned by the Company (see Note 13 and Note 14). All inter-company balances and transactions have been eliminated in the consolidation. For a discussion of the Company’s business segments, see Note 7.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain financial information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, and the results of its operations and cash flows for the periods presented.

The Company’s business, like that of many retailers, is seasonal, with a large portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. Thus, the quarterly results of operations are not necessarily indicative of annual results.

Certain reclassifications for discontinued operations and other insignificant reclassifications to amounts included in this report for prior periods were necessary to conform to the presentation of the thirteen and twenty-six weeks ended August 3, 2013.

Stock-Based Compensation

The Company’s pre-tax compensation cost for stock-based employee compensation was approximately $0.2 million and $0.3 million for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively. The Company’s pre-tax compensation cost for stock-based employee compensation was approximately $0.3 million and $0.4 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.

2005 Incentive Award Plan

During 2005, the Company adopted and the Company’s stockholders approved the Books-A-Million, Inc. 2005 Incentive Award Plan (as amended, the “2005 Plan”). An aggregate of 2,000,000 shares of common stock may be awarded under the 2005 Plan. From June 1, 2005 through August 3, 2013, equity awards under the 2005 Plan have consisted solely of awards of restricted stock. As of August 3, 2013, the remaining number of shares of common stock reserved for issuance under the 2005 Plan for stock-based awards was 337,553 shares.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of unvested restricted stock grants to employees and directors under the 2005 Plan for the twenty-six weeks ended August 3, 2013 is as follows (shares in thousands):

	Twenty-Six Weeks Ended August 3, 2013
	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	458	$4.37
Shares granted	283	2.75
Shares vested	(13)	5.19
Shares forfeited	(23)	2.96

Shares at end of period	705	$3.75

The Company’s unvested restricted stock participates in any dividends declared and retains voting rights for the granted shares.

Other Information

As of August 3, 2013, the Company had approximately $1.3 million of total unrecognized compensation cost related to unvested awards granted under the 2005 Plan, which it expects to recognize over the following fiscal years:

Fiscal Year	Unrecognized Stock-Based Compensation Expense (in thousands)
2014	$493
2015	534
2016	257
2017	8

Total	$1,292

The Company maintains an employee stock purchase plan (as amended, the “Amended and Restated Employee Stock Purchase Plan”) under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. At inception of the Amended and Restated Employee Stock Purchase Plan, an aggregate of 600,000 shares were available for issuance to participants. The Company received cash proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during each of the twenty-six week periods ended August 3, 2013 and July 28, 2012 of $0.1 million. The impact of these cash receipts is included in financing activities in the accompanying condensed consolidated statements of cash flows.

2.	Adoption of New Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, which requires entities to present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This ASU is effective for public companies prospectively for reporting periods beginning after December 15, 2012. The Company adopted ASU No. 2013-02 during the first quarter of fiscal year 2014. The Company has elected disclosure in the Notes to Condensed Consolidated Financial Statements as described in Note 16.

As of August 3, 2013, there were no new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on the Company’s operations since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed on April 19, 2013.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Net Loss Per Common Share

Basic net loss per common share attributable to Books-A-Million is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution, using the treasury stock method, that could occur if share based payments are exercised. In periods of profitability, diluted net loss per common share has been computed based on the weighted average number of shares outstanding, including the effect of outstanding share based payments, if dilutive.

For the thirteen and twenty-six week periods ended August 3, 2013 and July 28, 2012, certain share based payments were outstanding but were excluded from the computation of diluted weighted average shares outstanding because their effect would have been anti-dilutive due to the net loss in all periods presented.

4.	Related Party Transactions

Charles C. Anderson, Chairman Emeritus and a former director of the Company, Terry C. Anderson, a director of the Company, and Clyde B. Anderson, the Executive Chairman of the Company, have controlling ownership interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities are summarized in the following paragraphs.

The Company purchases a substantial portion of its magazines, as well as certain of its seasonal music, from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate of the Company through common ownership. During the twenty-six weeks ended August 3, 2013 and July 28, 2012, purchases of these items from Anderson Media totaled $8.4 million and $8.2 million, respectively. Amounts payable to Anderson Media at August 3, 2013 and February 2, 2013 were $2.8 million and $3.0 million, respectively. Amounts receivable from Anderson Media related to retail display allowances and shipping costs as of August 3, 2013 and February 2, 2013 were $0.1 million and $0.2 million, respectively. The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate of the Company through common ownership. During the twenty-six weeks ended August 3, 2013 and July 28, 2012, such purchases from Anderson Press totaled $0.2 million and $0.4 million, respectively. Amounts payable to Anderson Press at August 3, 2013 and February 2, 2013 were $0.2 million and $0.3 million, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate of the Company through common ownership. The total amount paid to Anco Far East was $0.4 million and $0.6 million during the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. These amounts paid to Anco Far East included the actual cost of the product, as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through to other vendors. Anco Far East fees were $30,000 and $40,000 during the twenty-six weeks ended August 3, 2013 and July 28, 2012. Amounts payable to Anco Far East at August 3, 2013 and February 2, 2013 were $67,000 and $40,000, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. The most recent lease term of three years ended on February 28, 2013 and is month to month going forward. During both twenty-six week periods ended August 3, 2013 and July 28, 2012, the Company paid rent of $0.1 million to the trust under this lease. Anderson & Anderson LLC (“A&A”), an affiliate of the Company through common ownership, also leases two buildings to the Company. The Company’s leases with A&A expire February 28, 2017. During both twenty-six week periods ended August 3, 2013 and July 28, 2012, the Company paid A&A a total of $0.2 million in connection with such leases. The total of minimum future rental payments under all of these related party leases was $1.2 million at August 3, 2013.

The Company leases property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. The Company’s lease on the property with Hibbett expires in February 2017. One of the Company’s directors, Albert C. Johnson, and Terrance G. Finley, Chief Executive Officer and President of the Company, are members of Hibbett’s Board of Directors. During the twenty-six week periods ended August 3, 2013 and July 28, 2012, the Company received $56,000 and $3,000, respectively, in rent payments from Hibbett. The total of minimum future rental payments under this related party lease was $0.4 million at August 3, 2013.

The Company, A&A, American Promotional Events, Inc., Anderson Growth Partners and Anderson Press (collectively the “Co-ownership Group”) co-own two airplanes that are used by the Company in its business. The Company owns a 19.7% interest in these airplanes. During the twenty-six week periods ended August 3, 2013 and July 28, 2012, the Company was billed $0.4 million and $0.2 million, respectively, by the Co-ownership Group under a cost sharing arrangement for the Company’s use of the airplanes. The expenses that the Company pays for

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

airplane use cover all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs. Additionally, the Company entered into a promissory note with the Co-ownership Group on July 31, 2013 for the purpose of purchasing an airplane in which the Company owns a 19.7% interest as discussed above. The principal amount of this note is $0.6 million and matures on September 1, 2028. The note bears interest equal to the thirty-day LIBOR rate plus 2.75%. The Company is required to make periodic payment of principal and interest over the term of the loan. The outstanding balance of the note at August 3, 2013 was $0.6 million

The Company and Anderson Private Capital Partners I, L.P. (“APCP”) each holds a 50% ownership interest in Yogurt Mountain. APCP is an affiliate of the Company through common ownership. Upon Yogurt Mountain and APCP’s acquisition of an equity interest in Yogurt Mountain, APCP and the Company entered into a line of credit agreement (the “Line of Credit”) with Yogurt Mountain pursuant to which the Company and APCP each committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015, bearing interest at 9.0%. Yogurt Mountain must pay an annual commitment fee of 0.25% on the unused portion of the commitment. The proceeds from the Line of Credit must be used by Yogurt Mountain for the purpose of new store growth capital requirements. Effective November 14, 2011, the Company and APCP entered into a Forbearance Agreement with Yogurt Mountain, raising the interest rate to 11.0% and limiting the borrowings under the line of credit to $1.0 million each. The Company and APCP entered into an Amendment to the Line of Credit Loan Agreement (the “Amended Loan Agreement”) effective March 25, 2013. The Amended Loan Agreement allows Yogurt Mountain to use the remaining availability of $0.5 million from each of the Company and APCP’s Line of Credit to finance capital expenditures, or such other purposes as approved by the Company and APCP. The Company’s portion of the Line of Credit has been eliminated through the consolidation of Yogurt Mountain at August 3, 2013 and is shown as a note receivable in the amount of $1 million at February 2, 2013. See Note 14, Variable Interest Entities, for additional information regarding the Company’s ownership interest in Yogurt Mountain. At August 3, 2013, the Company has a $1 million related party note payable for the outstanding portion of the Line of Credit owed by Yogurt Mountain to APCP. All other related party transactions between the Company and Yogurt Mountain subsequent to the Company’s consolidation of Yogurt Mountain have been eliminated for the twenty-six weeks ended August 3, 2013. For each of the twenty-six weeks ended August 3, 2013 (prior to the Company’s consolidation of Yogurt Mountain as of July 19, 2013) and July 28, 2012, the Company paid $0.2 million in franchise fees, royalty fees and other costs associated with the Company’s franchise of Yogurt Mountain stores within the Company’s stores, and received $0.2 million from Yogurt Mountain for interest, monitoring fees, professional fees and rent.

The Company and Anco Far East have equity interests in That Company Called IF, Limited (“IF”) of 25% and 45%, respectively. See Note 13, Equity Method Investments, for additional information regarding the Company’s investment in IF. As of the thirteen and twenty-six weeks ended August 3, 2013, the Company had purchased items from IF in the amount of $0.1 million. The Company had amounts payable to IF of $21,000 at August 3, 2013.

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

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of possible obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at August 3, 2013 or February 2, 2013, as such potential liabilities were not probable at such dates.

6.	Inventories

The Company utilizes the last-in, first-out (“LIFO”) method of accounting for inventories. An actual valuation under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. The cumulative difference between replacement and current cost of inventory over stated LIFO value was $4.5 million and $4.3 million as of August 3, 2013 and February 2, 2013, respectively. The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value.

Inventory balances at August 3, 2013 and February 2, 2013 were as follows (in thousands):

	August 3, 2013	February 2, 2013
Inventories (at FIFO)	$207,288	$205,853
LIFO reserve	(4,501)	(4,326)

Net inventories	$202,787	$201,527

7.	Business Segments

The Company has three reportable operating segments: retail trade; electronic commerce trade; and real estate development and management. The Company previously reported two operating segments, retail trade and electronic commerce; however, due to the expansion of its real estate development and management operations, the Company has now included its real estate development and management segment as a reportable segment along with the retail trade and electronic commerce segments. Prior periods have been updated to reflect this change in reportable segments. These reportable operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The chief operating decision makers of the Company are the Company’s Executive Chairman and Chief Executive Officer and President.

The Company’s three reportable segments are three distinct business units: a traditional retailer of book and related merchandise, a seller of book and related merchandise primarily over the Internet, and a real estate business that owns, develops and leases commercial retail real estate. The retail trade segment makes up the majority of the Company’s sales and includes the bookstore locations, its distribution center operations, as well as Yogurt Mountain owned stores and franchises. Through the distribution center operations, the Company also sells books to outside parties on a wholesale basis. These wholesale sales are not material. The electronic commerce trade segment is managed separately from the retail trade segment due to divergent technology and marketing requirements. Both the retail trade segment and the electronic commerce trade segment derive revenues primarily from the sale of books, magazines and general merchandise, including gifts, cards, games, toys, collectibles, music, DVDs, electronic devices and accessories. The real estate development and management segment is managed separately from the retail trade and electronic commerce trade segments, with a focus on deriving revenues through developing and leasing commercial retail real estate for purposes of earning rental income.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Segment Information (in thousands)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net Revenue
Retail Trade	$106,549	$116,886	$208,345	$226,994
Electronic Commerce Trade	5,562	6,576	11,244	12,855
Real Estate Development and Management	409	60	774	139
Intersegment Sales Elimination	(3,295)	(3,986)	(7,124)	(8,190)

Net Revenue	$109,225	$119,536	$213,239	$231,798

Operating (Loss) Income
Retail Trade	$(2,658)	$(576)	$(7,623)	$(2,220)
Electronic Commerce Trade	121	(59)	150	(379)
Real Estate Development and Management	87	(54)	208	(32)
Intersegment Elimination of Certain Costs	(203)	(336)	(451)	(579)

Total Operating (Loss) Income from continuing operations	$(2,653)	$(1,025)	$(7,716)	$(3,210)

	August 3, 2013	February 2, 2013
Assets
Retail Trade	$273,389	$264,931
Electronic Commerce Trade	4,529	6,573
Real Estate Development and Management	30,396	14,966

Total Assets	$308,314	$286,470

For the thirteen and twenty-six week periods ended August 3, 2013 and July 28, 2012, respectively, sales by merchandise category related to our retail trade and electronic commerce trade segments, as a percentage of total net sales, were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Books and Magazines	72.8%	76.1%	73.0%	75.7%
General Merchandise	12.1%	10.6%	12.0%	10.7%
Café	4.2%	4.4%	4.5%	4.6%
Electronics, eBooks and accessories	2.2%	2.3%	2.1%	2.2%
Other	8.7%	6.6%	8.4%	6.8%

Total	100.0%	100.0%	100.0%	100.0%

General merchandise consists of gifts, cards, games, toys, collectibles and similar types of products. Café consists of coffee, tea, yogurt and other edible products, as well as gift items related to our Joe Muggs cafés. Other products include music, DVDs and other products.

8.	Discontinued Operations

During the twenty-six weeks ended August 3, 2013, the Company closed three stores in markets where the Company does not expect another of its existing stores to absorb the closed store’s customers. The operating results of these stores are presented as discontinued in all periods presented. For the thirteen weeks ended August 3, 2013 and July 28, 2012, the closed stores had sales of $0.5 million and $0.9 million, respectively, and a net loss of $0.1 million and $27,000, respectively. For the twenty-six weeks ended August 3, 2013 and July 28, 2012, the closed stores had sales of $1.9 million and a net loss of $0.2 million and $0.1 million, respectively. The Company continues to report in discontinued operations stores closed in prior periods where the Company does not expect to retain the closed stores’ customers at another store.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Short-term Borrowing and Long-term Debt

The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility, described below. On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a revolving credit facility (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which was scheduled to mature on March 21, 2016. On June 28, 2013, the Company entered into an Amended and Restated Credit Agreement with Bank of America whereby the parties agreed, among other things, (i) to extend the maturity date of the Credit Agreement to June 27, 2018, (ii) to lower the applicable margin to 1.50% - 2.00% for LIBOR loans and 0.50% - 1.00% on prime rate loans, and (iii) to lower the fee imposed on the unused portion of the loan to 0.25%. As of August 3, 2013, the maximum principal amount available under the Credit Facility was $127.6 million, based on the calculated borrowing base availability at that time. Interest on borrowings under the Credit Facility is determined based upon the LIBOR rate plus an applicable margin (as specified in the Amended and Restated Credit Agreement). Pursuant to the Amended and Restated Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company. Under the Amended and Restated Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit. The obligations of the Company under the Amended and Restated Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders. Additionally, the Amended and Restated Credit Agreement contains certain non-financial covenants. The Company was in compliance with these covenants at August 3, 2013.

As of August 3, 2013, there were outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) of $46.1 million, which bear interest at variable rates (1.90% as of August 3, 2013 based on the 7-day LIBOR rate plus the applicable spread as of such date). The Company had $0.7 million in borrowings outstanding under the Credit Facility (excluding the face amount of letters of credit issued thereunder) as of February 2, 2013. The face amount of letters of credit issued under the Credit Facility as of both August 3, 2013 and February 2, 2013 was $7.5 million. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the twenty-six weeks ended August 3, 2013 were $62.6 million and $45.8 million, respectively.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”). As of August 3, 2013 and February 2, 2013, there was $4.9 million, respectively, outstanding under the Bond, which bears interest at a variable rate. The interest rate on the Bond was 1.20% and 1.25% at August 3, 2013 and February 2, 2013, respectively. The bond is held by Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc. (“American Wholesale”), and Wells Fargo agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including booksamillion.com, inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally, and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which was $4.9 million and included in the aggregate letters of credit mentioned above as of August 3, 2013, for the benefit of Wells Fargo. The Company is obligated to repurchase the Bond on March 13, 2016 unless Wells Fargo exercises the option to extend the Bond’s maturity date up to December 1, 2019.

On July 18, 2013, the Company, through its subsidiary PGP Florence, LLC (“PGP Florence”) entered into a $12.6 million loan agreement with Protective Life Insurance Company for the purpose of financing its real estate development and leasing operations. The loan matures on August 1, 2033 and bears a fixed interest rate of 4.0%. The Company is required to make periodic payment of principal and interest over the term of the loan. The loan is secured by PGP Florence’s real estate property, the Renaissance City Center. The loan agreement contains certain non-financial covenants. As of August 3, 2013, the outstanding balance of the loan was $12.6 million of which $0.3 million is classified as short term.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to fiscal 2011. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years prior to fiscal 2010.

As of August 3, 2013, the gross amount of unrecognized tax benefits due to uncertain tax positions was $0.8 million, all of which would affect the effective tax rate if recognized. The amount of unrecognized tax benefits, including estimated interest and penalties, that would no longer need to be accrued due to the passage of various statutes of limitations in the next 12 months is $0.3 million. The Company recognizes accrued estimated interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $0.4 million in estimated interest and penalties related to unrecognized tax benefits accrued as of both August 3, 2013 and February 2, 2013. The Company’s total liability for unrecognized tax benefits, including estimated interest and penalties, as of August 3, 2013 and February 2, 2013, was $0.8 million and $0.9 million, respectively.

The methodology for calculation of income tax rates in interim periods is described in ASC 740-270. In general, ASC 740-270 requires an entity to compute the interim income tax rate based on an estimate of the annual effective tax rate. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Deferred tax assets are presented net of the deferred tax liabilities on the condensed consolidated balance sheet. The Company’s condensed consolidated balance sheet as of August 3, 2013 includes a gross deferred tax asset of $64.5 million, including $35 million related to a carryforward for state net operating losses. The consolidated group is expected to be in a cumulative loss position for the current fiscal year based on the aggregate pre-tax book income/(loss) for the last three reporting periods, including the current reporting period. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $5.3 million of these tax benefits relating to certain state losses and other deferred tax assets is expected more likely than not to be realized in the future. Therefore, a cumulative valuation allowance of $5.3 million is expected to be established for the current fiscal year. These conclusions resulted in an increase to income tax expense of $7.3 million in the twenty-six week period ended August 3, 2013. The Company will continue to assess the amount of the valuation allowance in the future.

11.	Fair Value Measurements

The carrying amounts of other financial instruments reported on the balance sheet for current assets and current liabilities, excluding our short-term borrowings consisting of amounts outstanding under the Credit Facility as discussed below, approximate their fair values because of the short maturity of these instruments.

At August 3, 2013, there was $46.1 million outstanding under the Credit Facility (excluding the face amount of letters of credit issued under the Amended and Restated Credit Agreement), $12.6 million under the PGP Florence commercial real estate debt, $1.6 million related party debt, and $4.9 million outstanding under the Bond. Fair value approximates the carrying amount for the Credit Facility, the Bond, and the related party debt (excluding Yogurt Mountain portion) as the variable interest rates re-price frequently at observable current market rates, and as such their fair values are categorized as a level 2 (quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active) within the fair value hierarchy. The PGP Florence commercial real estate debt had a fair value of $11.7 million at August 3, 2013. The estimated fair value is based on similar transactions and yields in an active market for similarly rated debt, thus categorized as a level 2 within the fair value hierarchy. The Company has determined that the carrying value of the Yogurt Mountain related party debt approximates fair value based on the short maturity of the note outstanding.

12.	Gift Card Revenue Recognition

The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote based on historical trends (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Breakage income for the thirteen week periods ended August 3, 2013 and July 28, 2012 was $0.3 million and $0.1 million, respectively. Breakage income for both of the twenty-six week periods ended August 3, 2013 and July 28, 2012 was $0.4 million.

13.	Equity Method Investments

The Company holds a 25% equity method investment in IF. IF is an established trade gift supplier of innovative gifts and book accessories to retailers in over 70 countries worldwide. The Company acquired its interest in IF for $1.8 million in April 2013. IF is a separate and distinct legal entity from the Company and its subsidiaries and has separate assets, liabilities, and operations. The other ownership interests in IF of 45% and 30% are owned by Anco Far East Importers, Ltd., an affiliate of the Company through common ownership, and the principals of the acquired company, respectively.

At February 2, 2013, the Company held an equity method investment in Yogurt Mountain, which consisted of a 40.0% equity interest in Yogurt Mountain. Yogurt Mountain was formed for the purpose of developing and operating retail yogurt stores and franchising retail yogurt stores to third party franchisees. In March 2010, the Company acquired its equity interest in Yogurt Mountain for $3.0 million. During the thirteen weeks ended August 3, 2013, the Company increased its ownership percentage of Yogurt Mountain to 50%, and as a result, gained a controlling interest in Yogurt Mountain. The Company therefore ceased accounting for Yogurt Mountain under the equity method of accounting and has consolidated Yogurt Mountain at August 3, 2013.

14.	Variable Interest Entities

The Company increased its ownership percentage in Yogurt Mountain during the thirteen weeks ended August 3, 2013 from 40% to 50%, with the remaining 50% ownership held by APCP, an affiliate of the Company through common ownership. The Company’s investment in Yogurt Mountain was previously accounted for as an equity method investment. The Company applied ASC 810-10 and determined that Yogurt Mountain was a variable interest entity (“VIE”). An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result of the increase in the Company’s ownership of Yogurt Mountain, the Company determined that both the Company and APCP hold an equal 50% interest in Yogurt Mountain and that both parties equally share in the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE. However, the existence of the related party relationship between the Company and APCP required the Company to evaluate which entity was more closely associated with Yogurt Mountain. The Company determined that, due to the similarity of its business with that of Yogurt Mountain’s, as well as its involvement with the management of the business that the Company was more closely associated with Yogurt Mountain than APCP and, therefore, was required to consolidate Yogurt Mountain. The Company’s investment in Yogurt Mountain, plus any loans and guarantees related to Yogurt Mountain, totaled approximately $2.9 million for the thirteen and twenty-six weeks ended August 3, 2013, representing the Company’s maximum exposures to loss. The assets and liabilities of Yogurt Mountain were not material to the Company’s consolidated financial statements. Creditors of Yogurt Mountain do not have recourse against the general credit of the Company.

15.	Subsequent Events

In connection with the preparation of its financial statements for the thirteen weeks ended August 3, 2013, the Company has evaluated events that occurred subsequent to August 3, 2013 to determine whether any of these events required disclosure in the financial statements. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the twenty six weeks ended August 3, 2013, net of tax (in thousands).

	Foreign Currency Translation Adjustment	Total
Beginning balance as of February 2, 2013	$—	$—
Other comprehensive loss before reclassifications	(38)	(38)
Amounts reclassified from accumulated other comprehensive loss	— (1)	—

Net current-period other comprehensive loss	(38)	(38)

Ending Balance	$(38)	$(38)

(1)	Foreign currency translation adjustments are reclassified from accumulated other comprehensive loss upon sale or substantially complete liquidation of an investment in a foreign entity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause the actual results, performance or achievements of Books-A-Million, Inc. (the “Company”) or the results of its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company’s specific market areas; inflation or deflation; economic conditions in general and in the Company’s specific market areas, including the length of time that the United States economy remains in the current state of limited economic growth; the number of store openings and closings; the profitability of certain product lines and business segments, capital expenditures and future liquidity; liability and other claims asserted against the Company; the impact of electronic books and e-content; uncertainties related to the Internet and the Company’s Internet operations; the factors described in PART I, ITEM 1A, RISK FACTORS in our Annual Report on Form 10-K for the year ended February 2, 2013; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

The Company, founded in 1917, is principally a retailer of books, media and general merchandise through both its physical operations and its online store, Booksamillion.com. As of August 3, 2013, the Company operated 255 retail book stores, including 199 superstores, concentrated in the eastern United States. Also included in the Company’s retail operations is the operation of Yogurt Mountain Holding, LLC, a retailer and franchisor of self-serve frozen yogurt stores totaling 44 locations. The Company also develops and manages commercial retail real estate. Currently the Company owns and operates two shopping centers located in Florence, Alabama and Gardendale, Alabama, respectively, comprised of a total of 254,000 square feet.

The Company has three reportable operating segments: retail trade; electronic commerce trade; and real estate development and management. The Company previously reported two operating segments, retail trade and electronic commerce, however due to the expansion of its real estate development and management operations, the Company has now included its real estate segment as a reportable segment along with the retail trade and electronic commerce segments. Prior periods have been updated to reflect this change in reportable segments.

Our strategy consists of expanding product offerings and opening stores in new and existing market areas. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats. From July 28, 2012 to August 3, 2013, we opened 9 stores, closed 11 stores, converted 2 stores and relocated 3 stores, decreasing our store count from 257 to 255.

Comparable store sales are determined each fiscal quarter during the year based on all stores that have been open at least 12 full fiscal months as of the first day of the fiscal quarter. Any stores closed during a fiscal quarter are included in comparable store sales until they close. Remodeled and relocated stores are also included as comparable stores. The factors affecting the future trend of comparable store sales include, among others, overall demand for products that the Company sells and the Company’s marketing programs, pricing strategies, store operations and competition.

The Company’s business, like that of many retailers, is seasonal, with a large portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season.

Results of Operations

Net revenue

The following table sets forth net revenue data by segment for the periods presented:

(thousands)	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2013	% of Revenue	July 28, 2012	% of Revenue	August 3, 2013	% of Revenue	July 28, 2012	% of Revenue
Retail Trade	$106,549	97.6%	$116,886	97.8%	$208,345	97.7%	$226,994	97.9%
Electronic Commerce Trade	5,562	5.1%	6,576	5.5%	11,244	5.3%	12,855	5.5%
Real estate development and management	409	0.4%	60	0.1%	774	0.4%	139	0.1%
Intersegment Sales Elimination	(3,295)	(3.1)%	(3,986)	(3.4)%	(7,124)	(3.4)%	(8,190)	(3.5)%

Net Revenue	$109,225	100.0%	$119,536	100.0%	$213,239	100.0%	$231,798	100.0%

During the thirteen weeks ended August 3, 2013, total revenue decreased $10.3 million, or 8.6%, to $109.2 million from $119.5 million during the thirteen weeks ended July 28, 2012. Net revenue decreased $18.6 million, or 8.0%, to $213.2 million during the twenty-six weeks ended August 3, 2013 from $231.8 million during the twenty-six weeks ended July 28, 2012. The changes by segments were as follows:

•

Retail trade revenue for the thirteen weeks ended August 3, 2013 decreased $10.4 million, or 8.9%, to $106.5 million from $116.9 million during the same period a year ago and accounted for 97.6% of the Company’s total revenue. The decrease resulted from lower comparable store sales and less sales from closed stores, offset by a net increase in sales from new stores. Comparable store sales for the retail trade segment for the thirteen weeks ended August 3, 2013 decreased 11.1% when compared to the same thirteen week period for the prior year. The decrease in comparable store sales for the thirteen week period ended August 3, 2013 was due to decreased sales in certain book categories. Retail trade revenue for the twenty-six weeks ended August 3, 2013 decreased $18.7 million, or 8.2%, to $208.3 million from $227.0 million during the same period a year ago and accounted for 97.7% of the Company’s total revenue. The decrease resulted from lower comparable store sales and less sales from closed stores, offset by an increase in sales from new stores (as discussed above). Comparable store sales for the retail trade segment for the twenty-six weeks ended August 3, 2013 decreased 8.6% when compared to the same twenty-six week period for the prior year. The decrease in comparable store sales for the twenty-six week period ended August 3, 2013 was due to decreased sales in certain book categories.

•

Electronic commerce trade revenue for the thirteen weeks ended August 3, 2013 decreased $1.0 million, or 15.4%, to $5.6 million from $6.6 million during the same period a year ago and accounted for 5.1% of the Company’s total revenue. The decrease was due primarily to lower sales of eReader devices. Electronic commerce trade revenue for the twenty-six weeks ended August 3, 2013 decreased $1.7 million, or 13.2%, to $11.2 million from $12.9 million during the same period a year ago and accounted for 5.3% of the Company’s total revenue. The decrease was due primarily to lower sales of eReader devices.

•

Real estate development and management revenue for the thirteen weeks ended August 3, 2013 increased $0.3 million, or 581.7%, to $0.4 million from $0.1 million during the same period a year ago and accounted for 0.4% of the Company’s total revenue. Real estate development and management revenue for the twenty-six weeks ended August 3, 2013 increased $0.7 million, or 456.8%, to $0.8 million from $0.1 million during the same period a year ago and accounted for 0.4% of the Company’s total revenue. The increase during both of these periods was primarily due to an increase in the number of tenants in the Company’s shopping center in Florence, Alabama as well as an increase in revenue due to the Company’s purchase of a shopping center in Gardendale, Alabama during the second quarter of the current year.

•

The elimination represents sales from retail trade to electronic commerce trade and has decreased in the thirteen week and twenty-six week periods ended August 3, 2013 due to fewer purchases by the electronic commerce segment.

Gross profit

The following table sets forth gross profit data by segment for the periods presented:

(thousands)	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2013	% of Revenue	July 28, 2012	% of Revenue	August 3, 2013	% of Revenue	July 28, 2012	% of Revenue
Retail Trade	$30,184	28.3%	$33,317	28.5%	$57,982	27.8%	$63,904	28.2%
Electronic Commerce Trade	763	13.7%	506	7.7%	1,495	13.3%	856	6.7%
Real estate development and management	408	99.8%	60	100.0%	773	99.9%	138	99.3%
Intersegment Sales Elimination	(290)	8.8%	(435)	10.9%	(631)	8.9%	(778)	9.5%

Gross Profit	$31,065	28.4%	$33,448	28.0%	$59,619	28.0%	$64,120	27.7%

During the thirteen weeks ended August 3, 2013, total gross profit decreased $2.3 million, or 6.9%, to $31.1 million from $33.4 million during the thirteen weeks ended July 28, 2012. Gross profit as a percentage of revenue increased to 28.4% from 28.0% during the same period one year ago. Gross profit decreased $4.5 million, or 7.0%, to $59.6 million during the twenty-six weeks ended August 3, 2013 from $64.1 million during the twenty-six weeks ended July 28, 2012. Gross profit as a percentage of revenue increased to 28.0% from 27.7% during the same period one year ago. The changes by segments were as follows:

•

Retail trade gross profit for the thirteen weeks ended August 3, 2013 decreased $3.1 million, or 9.4%, to $30.2 million from $33.3 million during the same period a year ago. Retail trade gross profit as a percentage of revenue decreased to 28.3% from 28.5% during the same period a year ago. The decrease in gross profit was due to the net decrease in revenue (as discussed above). The decrease in gross profit as a percentage of net revenue for the thirteen week period ended August 3, 2013 was a result of increased promotional activity and mix of sales. Retail trade gross profit for the twenty-six weeks ended August 3, 2013 decreased $5.9 million, or 9.3%, to $58.0 million from $63.9 million during the same period a year ago. Retail gross profit as a percentage of net revenue decreased to 27.8% from 28.2% during the same period a year ago. The decrease was due to the net decrease in revenue (as discussed above). The decrease in gross profit percentage of net revenue for the twenty-six week period ended August 3, 2013 was a result of increased promotional discounts and mix of sales.

•

Electronic commerce trade gross profit for the thirteen weeks ended August 3, 2013 increased $0.3 million, or 50.8%, to $0.8 million from $0.5 million during the same period a year ago. Electronic commerce trade gross profit as a percentage of revenue increased to 13.7% from 7.7% during the same period a year ago. The increase in gross profit as a percentage of revenue was primarily due to lower shipping costs and a more favorable mix of sales. Electronic commerce trade gross profit for the twenty-six weeks ended August 3, 2013 increased $0.6 million, or 74.6%, to $1.5 million from $0.9 million during the same period a year ago. Electronic commerce trade gross profit as a percentage of revenue increased to 13.3% from 6.7% during the same period a year ago. The increase in gross profit as a percentage of revenue was primarily due to lower shipping costs and a more favorable mix of sales.

•

Real estate development and management gross profit for the thirteen weeks ended August 3, 2013 increased $0.3 million, or 580.0%, to $0.4 million from $0.1 million during the same period a year ago. The increase in gross profit was due to a net increase in revenue (as discussed above). Real estate development and management gross profit for the twenty-six weeks ended August 3, 2013 increased $0.7 million, or 460.1%, to $0.8 million from $0.1 million during the same period a year ago. The increase in gross profit was due to a net increase in revenue (as discussed above).

Operating, selling and administrative expenses

The following table sets forth operating, selling and administrative expense data for the periods presented:

(thousands)	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2013	% of Revenue	July 28, 2012	% of Revenue	August 3, 2013	% of Revenue	July 28, 2012	% of Revenue
Operating selling and administrative expenses	$29,270	26.8%	$30,368	25.4%	$58,608	27.5%	$59,092	25.5%

Operating, selling and administrative expenses were $29.3 million for the thirteen weeks ended August 3, 2013, compared to $30.4 million during the same period last year, a decrease of 3.6%. The decrease in operating, selling and administrative expenses was primarily due to lower store salary expense as a result of effective cost control measures in response to lower sales as discussed above. Operating, selling and administrative expenses as a percentage of net revenue for the thirteen weeks ended August 3, 2013 increased to 26.8% from 25.4% from the same period the year before due primarily to lower sales volume. Operating, selling and administrative expenses were $58.6 million for the twenty-six weeks ended August 3, 2013, compared to $59.1 million during the same period last year. The decrease in operating, selling and administrative expenses was primarily due to lower store salary expense as a result of effective cost control measures in response to lower sales as discussed above. Operating, selling and administrative expenses as a percentage of net revenue for the twenty-six weeks ended August 3, 2013 increased to 27.5% from 25.5% from the same period the year before due primarily to lower sales volume.

Depreciation and amortization

The following table sets forth depreciation and amortization data by segment for the periods presented:

(thousands)	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2013	% of Revenue	July 28, 2012	% of Revenue	August 3, 2013	% of Revenue	July 28, 2012	% of Revenue
Retail Trade	$4,242	4.0%	$3,983	3.4%	$8,339	4.0%	$7,997	3.5%
Electronic Commerce Trade	90	1.6%	83	1.3%	179	1.6%	163	1.3%
Real estate development and management	116	28.4%	39	65.0%	209	27.0%	78	56.1%

Depreciation and amortization	$4,448	4.1%	$4,105	3.4%	$8,727	4.1%	$8,238	3.6%

Depreciation and amortization expense was $4.4 million in the thirteen week period ended August 3, 2013, compared to $4.1 million in the thirteen week period ended July 28, 2012. The increase was the result of capital investments made for new stores opened in fiscal 2013, as well as from the Company expanding its real estate business and incurring depreciation expense on those assets. Depreciation and amortization expenses as a percentage of net revenue for the twenty-six weeks ended August 3, 2013 totaled 4.1%, which was an increase of 0.7% compared to the same period last year. Depreciation and amortization expenses increased 5.9% to $8.7 million in the twenty-six week period ended August 3, 2013 compared to the twenty-six week period ended July 28, 2012, primarily due to the impact of the capital invested in new stores in fiscal 2013. Depreciation and amortization expenses as a percentage of net revenue for the twenty-six weeks ended August 3, 2013 totaled 4.1%, which is 0.5% higher than the same period last year.

Operating loss from continuing operations

The following table sets forth operating loss from continuing operations by segment for the periods presented:

(thousands)	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2013	% of Revenue	July 28, 2012	% of Revenue	August 3, 2013	% of Revenue	July 28, 2012	% of Revenue
Retail Trade	($2,658)	(2.5)%	($576)	(0.5)%	($7,623)	(3.7)%	($2,220)	(1.0)%
Electronic Commerce Trade	121	2.2%	(59)	(0.9)%	150	1.3%	(379)	(2.9)%
Real estate development and management	87	21.1%	(54)	(90.0)%	208	26.9%	(32)	(23.0)%
Intersegment Sales Elimination	(203)	6.2%	(336)	8.4%	(451)	6.3%	(579)	7.1%

Operating loss	($2,653)	(2.4)%	($1,025)	(0.9)%	($7,716)	(3.6)%	($3,210)	(1.4)%

The Company’s consolidated operating loss from continuing operations increased $1.7 million, or 158.8%, to an operating loss of $2.7 million for the thirteen weeks ended August 3, 2013 from an operating loss of $1.0 million in the same period a year ago. The Company’s consolidated operating loss from continuing operations increased $4.5 million, or 140.4%, to an operating loss of $7.7 million for the twenty-six weeks ended August 3, 2013 from an operating loss of $3.2 million in the same period a year ago. These decreases were primarily due to lower sales and resulting lower gross profit discussed above.

Interest expense, net

The following table sets forth interest expense data for the periods presented:

(thousands)	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2013	% of Revenue	July 28, 2012	% of Revenue	August 3, 2013	% of Revenue	July 28, 2012	% of Revenue
Interest expense	$430	0.4%	$452	0.4%	$893	0.4%	$890	0.4%

Net interest expense was $0.4 million, or 0.4% of net revenue, for the thirteen weeks ended August 3, 2013, compared to $0.5 million, or 0.4% of net revenue, in the same period last year. For both of the twenty-six weeks ended August 3, 2013, net interest expense was $0.9 million, or 0.4% of net revenue.

Income tax expense (benefit)

The following table sets forth income tax expense (benefit) data for the periods presented:

(thousands)	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2013	% of Revenue	July 28, 2012	% of Revenue	August 3, 2013	% of Revenue	July 28, 2012	% of Revenue
Income tax expense (benefit)	$6,054	5.5%	$(602)	(0.5)%	$4,017	1.9%	$(1,428)	(0.6)%

Income tax expense was $6.1 million, or 5.5% of net revenue, for the thirteen weeks ended August 3, 2013, compared to an income tax benefit of $0.6 million, or (0.5)% of net revenue, in the same period last year. Income tax expense was $4.0 million, or 1.9% of net revenue, for the twenty-six weeks ended August 3, 2013, compared to an income tax benefit of $1.4 million, or (0.6)% of net revenue, in the same period last year. The increase in income tax expense for both the thirteen and twenty-six week periods ended August 3, 2013 was due to the recording of a non-cash valuation allowance related to the realizability of deferred tax assets and the reversal of related first quarter fiscal 2014 tax benefits. These adjustments were required by ASC 740 as the consolidated group is expected to be in a cumulative loss position for the current fiscal year, and resulted in approximately $7.3 million of additional income tax expense than would have been recorded otherwise.

Net Loss from continuing operations

The following table sets forth net loss from continuing operations for the periods presented:

(thousands)	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2013	% of Revenue	July 28, 2012	% of Revenue	August 3, 2013	% of Revenue	July 28, 2012	% of Revenue
Net loss from continuing operations	$(8,993)	(8.2)%	$(854)	(0.7)%	$(12,628)	(5.9)%	$(2,753)	(1.2)%

As a result of the factors discussed above, the Company reported consolidated net loss from continuing operations of $9.0 million, or (8.2)% of net revenue, for the thirteen weeks ended August 3, 2013, compared to $0.9 million, or (0.7)% of net revenue, in the same period last year. The Company reported consolidated net loss of $12.6 million, or (5.9)% of net revenue, for the twenty-six weeks ended August 3, 2013, compared to $2.8 million, or (1.2)% of net revenue, in the same period last year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our Credit Facility, as described in Note 9 to the condensed consolidated financial statements. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the twenty-six week period ended August 3, 2013 were $62.6 million and $45.8 million, respectively.

Cash Flows

Operating activities used cash of $30.2 million and $23.6 million in the twenty-six week periods ended August 3, 2013 and July 28, 2012, respectively, and included the following:

•

Cash used in operations was significantly impacted by the $4.5 million increase in operating loss to $7.7 million for the twenty-six weeks ended August 3, 2013 compared to $3.2 million for the twenty-six weeks ended July 28, 2012. The increase in operating loss was primarily due to lower comparable store sales offset by lower operating expenses.

•

Cash used in trade and related party accounts payable in the twenty-six week period ended August 3, 2013 was $23.5 million, compared to $25.0 million in the twenty-six week period ended July 28, 2012. The change from the prior year was primarily the result of the timing of payment for inventory added for new and converted stores during the twenty-six weeks ended August 3, 2013.

•

Cash used by accrued expenses and deferred rent was $4.4 million in the twenty-six week period ended August 3, 2013, compared to $1.8 million in the prior year. The change from the prior year was primarily the result of the timing of payments related to payroll and capital expenditures.

Cash used in investing activities reflected a $20.7 million and $10.7 million net use of cash for the twenty-six week periods ended August 3, 2013 and July 28, 2012, respectively. Such activity related primarily to capital expenditures due to the acquisition of real commercial property, the opening of new stores, the remodeling of existing stores and other improvements. In addition, $1.1 million was used in the twenty-six week period ended August 3, 2013 to fund the purchase of corporate office space that had previously been leased, and $1.8 million was spent for the acquisition of a minority interest in That Company Called IF (see Note 13, Equity Method Investments).

Cash flows from financing activities generally consist of borrowings and repayments related to our short-term and long-term debt. Financing activities provided cash of $56.7 million and $29.5 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. The change from the prior year was due to an increase in short-term borrowings (net of repayments) and proceeds from debt issued to finance the purchase of real commercial property, slightly offset by the purchase of treasury stock pursuant to the 2012 Repurchase Program (see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds).

Financial Position

Inventory balances were $202.8 million as of August 3, 2013, compared to $201.5 million as of February 2, 2013. The inventory increase of 0.6% was primarily due to seasonal fluctuations in inventory. Trade and related party accounts payable balances were $76.6 million as of August 3, 2013, compared to $99.9 million as of February 2, 2013. The decrease in trade and related party accounts payable was due to timing of payments for inventory. Accrued expenses were $35.3 million as of August 3, 2013, compared to $40.4 million as of February 2, 2013. The decrease in accrued expenses was due to a reduction in gift card liability, advertising expense, capital expenditures and sales tax expense.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments of the Company at August 3, 2013 (in thousands):

	Payments Due Under Contractual Obligations(1)
(in thousands)	Total	FY 2014	FY 2015	FY 2016	FY 2017	FY 2018	Thereafter
Short-term borrowings(2)	$46,100	$46,100	$—	$—	$—	$—	$—
Industrial revenue bond	4,920	—	—	—	4,920	—	—
PGP Florence commercial real estate debt	12,600	173	426	444	462	481	10,614
Related party debt	1,612	12	31	1,032	33	35	469

Subtotal of debt	65,232	46,285	457	1,476	5,415	516	11,083
Interest(3)	6,290	316	685	575	483	455	3,776
Operating leases(4)	159,399	20,671	38,317	29,506	24,225	17,620	29,060
Capital leases	1,187	140	273	273	273	228	—

Total of obligations	$232,108	$67,412	$39,732	$31,830	$30,396	$18,819	$43,919

(1)	This table excludes any amounts related to the payment of the $0.8 million of income tax uncertainties, as the Company cannot make a reasonable estimate of the periods of cash settlements with the respective taxing authorities.
(2)	Short-term borrowings represent borrowings under the $150.0 million Credit Facility (see Note 9) that are due in 12 months or less.
(3)	Interest represents interest related to revolver loans, the bond, the PGP Florence commercial real estate debt and related party debt.
(4)	Excludes obligations under store leases for insurance, taxes and other maintenance costs.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of possible obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at August 3, 2013 or February 2, 2013, as such potential liabilities were considered not probable at such dates.

Related Party Activities

See Note 4, Related Party Transactions, to the condensed consolidated financial statements for information regarding related party activities.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended February 2, 2013 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the twenty-six weeks ended August 3, 2013.

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

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 other than the following additional factor identified as a result of the expansion of the Company’s real estate development and management segment.

Within the Company’s real estate development and management segment, the Company is subject to various changes in real estate conditions, particularly in the areas where our properties are located. Any negative trend in those conditions may adversely affect the Company’s results of operations through decreased revenues or increased costs. Those conditions include changes in overall economy, the ability to attract or retain tenants and the costs to maintain the properties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors approved a stock repurchase plan on August 21, 2012 (the “2012 Repurchase Program”), under which the Company is authorized to purchase up to $5.0 million of our common stock. Stock may be purchased on the open market or through private transactions from time to time through March 31, 2014, dependent upon market conditions. The 2012 Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. The following table shows common stock repurchases under the 2012 Repurchase Program during the thirteen weeks ended August 3, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 5, 2013 through June 1, 2013	81,176	$2.96	81,176	$2,781,577
June 2, 2013 through July 6, 2013	6,836	$2.96	6,836	$2,761,108
July 7, 2013 through August 3, 2013	—	—	—	—

Total	88,012	$2.96	88,012	$2,761,108

(1)	Average price paid per share excludes broker fees.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1(a)	Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Capital Registration No. 33-52256)).

3.1(b)	Certificate Regarding Amendment of the Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012).

3.2	Amended and Restated By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated August 20, 2009).

10.1	Amended and Restated Credit Agreement dated as of June 28, 2013, among Books-A-Million, Inc., as Lead Borrower, the other borrowers party hereto, the guarantors party hereto from time to time, the lenders party hereto, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, Regions Bank, as Documentation Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner

31.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of R. Todd Noden, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of R. Todd Noden, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

101	Interactive Data Files for Books-A-Million, Inc.’s Quarterly Report on Form 10-Q for the period ended August 3, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKS-A-MILLION, INC.

Date: September 12, 2013	By: /s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President (Principal Executive Officer)

Date: September 12, 2013	By: /s/ R. Todd Noden
R. Todd Noden
Chief Financial Officer (Principal Financial and Accounting Officer)