Form 10-Q
period 2013-11-02
BOOKS A MILLION INC
filed 2013-12-12
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: November 2, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of December 10, 2013 were 15,354,557 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data and share amounts)

(Unaudited)

	November 2, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,789	$4,988
Accounts receivable	4,654	2,953
Related party receivables (Note 4)	347	398
Inventories (Note 6)	232,338	201,527
Prepayments and other assets	8,623	5,780

Total current assets	255,751	215,646

Property and equipment
Gross property and equipment	268,884	251,592
Less accumulated depreciation and amortization	(190,771)	(186,308)

Property and equipment, net	78,113	65,284

Deferred income taxes (Note 10)	932	1,655
Equity method investments (Note 13)	2,032	1,455
Related party notes receivable (Note 4)	—	1,000
Other assets	3,847	1,430

Total assets	$340,675	$286,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$94,238	$96,237
Related party accounts payable (Note 4)	3,591	3,618
Accrued expenses	33,578	40,392
Deferred income taxes (Note 10)	17,692	14,896
Short-term borrowings and current portion of long-term debt (Note 9)	65,548	740

Total current liabilities	214,647	155,883

Long-term debt (Note 9)	17,028	4,920
Related party note payable (Note 4 and Note 9)	1,608	—
Deferred rent	7,346	7,232
Deferred income taxes (Note 10)	—	2
Liability for uncertain tax positions	406	909
Long-term capital lease obligation	1,449	1,007

Total non-current liabilities	27,837	14,070

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 22,348,072 and 22,071,507 shares issued and 15,354,557 and 15,445,981 shares outstanding at November 2, 2013 and February 2, 2013, respectively	223	221
Additional paid-in capital	95,819	95,181
Treasury stock, at cost, 6,993,515 and 6,625,526 shares repurchased at November 2, 2013 and February 2, 2013, respectively	(52,804)	(51,829)
Retained earnings	53,187	72,944
Accumulated other comprehensive income	43	—

Total Books-A-Million stockholders’ equity	96,468	116,517
Noncontrolling interest (Note 1)	1,723	—

Total equity	98,191	116,517

Total liabilities and stockholders’ equity	$340,675	$286,470

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Revenues
Net sales	$99,888	$103,904	$312,299	$335,563
Other revenue	478	79	1,275	218

Total revenues	100,366	103,983	313,574	335,781
Cost of products sold, including warehouse distribution and store occupancy costs	74,119	76,511	227,709	244,189

Gross profit	26,247	27,472	85,865	91,592
Operating, selling and administrative expenses	28,686	27,697	87,294	86,789
Depreciation and amortization	4,765	4,114	13,492	12,352

Operating loss from continuing operations	(7,204)	(4,339)	(14,921)	(7,549)
Interest expense, net	620	440	1,512	1,330

Loss from continuing operations, before income taxes	(7,824)	(4,779)	(16,433)	(8,879)
Income tax expense (benefit) (Note 10)	(596)	(2,256)	3,422	(3,684)

Net loss from continuing operations before equity method investments	(7,228)	(2,523)	(19,855)	(5,195)
Net income (loss) on equity method investments	113	(171)	112	(252)

Loss from continuing operations	(7,115)	(2,694)	(19,743)	(5,447)
Loss from discontinued operations	(22)	(81)	(229)	(151)

Net loss	(7,137)	(2,775)	(19,972)	(5,598)
Less net loss attributable to noncontrolling interest	(197)	—	(218)	—

Net loss attributable to Books-A-Million	$(6,940)	$(2,775)	$(19,754)	$(5,598)

Net loss per share:
Basic and Diluted
Net loss from continuing operations attributable to Books-A-Million	$(0.47)	$(0.18)	$(1.33)	$(0.36)
Net loss from discontinued operations attributable to Books-A-Million	(0.00)	(0.00)	(0.01)	(0.01)

Net loss per common share attributable to Books-A-Million	$(0.47)	$(0.18)	$(1.34)	$(0.37)

Weighted average number of shares outstanding – basic and diluted	14,657	15,286	14,725	15,331

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net loss	$(7,137)	$(2,775)	$(19,972)	$(5,598)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	81	—	43	—

Total other comprehensive income, net of tax	81	—	43	—

Total comprehensive loss	(7,056)	(2,775)	(19,929)	(5,598)
Comprehensive loss attributable to noncontrolling interest	(197)	—	(218)	—

Comprehensive loss attributable to Books-A-Million	$(6,859)	$(2,775)	$(19,711)	$(5,598)

See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	November 2, 2013	October 27, 2012
Cash Flows from Operating Activities:
Net loss	(19,972)	(5,598)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,492	12,352
Amortization of debt issuance costs	197	184
Amortization of lease rights	167	133
Stock-based compensation	594	493
Loss on impairment of assets	251	75
Loss (gain) on disposal of property and equipment	(116)	125
Deferred income taxes	3,517	(584)
Excess tax expense from stock-based compensation	16	11
Bad debt expense (recovery)	58	(177)
Net loss (income) on equity method investment	(112)	252
(Increase) decrease in assets, net of acquisition:
Accounts receivable	(1,725)	798
Related party receivables	51	127
Inventories	(30,667)	(27,045)
Prepayments and other assets	(2,526)	(2,797)
Noncurrent assets	—	(44)
(Decrease) in liabilities, net of acquisition:
Trade accounts payable	(2,037)	(7,956)
Related party accounts payable	(282)	(2,579)
Accrued income taxes	(520)	(305)
Accrued expenses and deferred rent	(6,934)	(3,050)

Total adjustments	(26,576)	(29,987)

Net cash used in operating activities	(46,548)	(35,585)

Cash Flows from Investing Activities:
Capital expenditures	(23,119)	(14,363)
Proceeds from disposal of property and equipment	836	—
Acquisition of equity method investment	(1,819)	—
Acquisition of controlling interest in Yogurt Mountain Holding, LLC, net of cash acquired	(48)	—

Net cash used in investing activities	(24,150)	(14,363)

Cash Flows from Financing Activities:
Short-term borrowings	205,542	192,660
Repayments of short term borrowings	(141,157)	(147,660)
Proceeds from the issuance of long-term debt	13,211	—
Debt issuance costs	(892)	—
Principal payments on debt	(72)
Principal payments on capital lease obligations	(204)	—
Proceeds from the issuance of common stock under employee stock purchase plan	62	88
Purchase of treasury stock	(975)	(741)
Excess tax (expense) from stock-based compensation	(16)	(11)

Net cash provided by financing activities	75,499	44,336

Net increase (decrease) in Cash and Cash Equivalents	4,801	(5,612)
Cash and Cash Equivalents at Beginning of Period	4,988	10,113

Cash and Cash Equivalents at End of Period	$9,789	$4,501

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$1,228	$1,223

Net income taxes (refunds)	$(1,388)	$213

Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$837	$624

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

Certain reclassifications for discontinued operations and other insignificant reclassifications to amounts included in this report for prior periods were necessary to conform to the presentation of the thirteen and thirty-nine weeks ended November 2, 2013.

Stock-Based Compensation

The Company’s pre-tax compensation cost for stock-based employee compensation was approximately $0.2 million and $0.1 million for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively. The Company’s pre-tax compensation cost for stock-based employee compensation was approximately $0.6 million and $0.5 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively.

2005 Incentive Award Plan

During 2005, the Company adopted and the Company’s stockholders approved the Books-A-Million, Inc. 2005 Incentive Award Plan (as amended, the “2005 Plan”). An aggregate of 2,000,000 shares of common stock may be awarded under the 2005 Plan. From June 1, 2005 through November 2, 2013, equity awards under the 2005 Plan have consisted solely of awards of restricted stock. As of November 2, 2013, the number of shares of common stock reserved for issuance under the 2005 Plan for outstanding stock-based awards was 345,053 shares.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of unvested restricted stock grants to employees and directors under the 2005 Plan for the thirty-nine weeks ended November 2, 2013 is as follows (shares in thousands):

	Thirty-nine Weeks Ended November 2, 2013
	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	458	$4.37
Shares granted	283	2.75
Shares vested	(13)	5.19
Shares forfeited	(31)	3.01

Shares at end of period	697	$3.76

The Company’s unvested restricted stock participates in any dividends declared and retains voting rights for the granted shares.

Other Information

As of November 2, 2013, the Company had approximately $1.0 million of total unrecognized compensation cost related to unvested awards granted under the 2005 Plan, which it expects to recognize over the following fiscal years:

Fiscal Year	Unrecognized Stock-Based Compensation Expense (in thousands)
2014	$209
2015	525
2016	248
2017	8

Total	$990

The Company maintains an employee stock purchase plan (as amended, the “Amended and Restated Employee Stock Purchase Plan”) under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. At inception of the Amended and Restated Employee Stock Purchase Plan, an aggregate of 600,000 shares were available for issuance to participants. The Company received cash proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during each of the thirty-nine week periods ended November 2, 2013 and October 27, 2012 of $0.1 million. The impact of these cash receipts is included in financing activities in the accompanying condensed consolidated statements of cash flows.

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

                In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. ASU 2013-11 is not currently relevant to the Company and is not expected to impact the Company’s consolidated financial statements for the fiscal year ended February 1, 2014.

                As of November 2, 2013, there were no new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on the Company’s operations since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Net Loss Per Common Share

Basic net loss per common share attributable to Books-A-Million is computed by dividing net loss, exclusive of noncontrolling interest, by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution, using the treasury stock method, that could occur if share based payments are exercised. In periods of profitability, diluted net loss per common share has been computed based on the weighted average number of shares outstanding, including the effect of outstanding share based payments, if dilutive.

For the thirteen and thirty-nine week periods ended November 2, 2013 and October 27, 2012, certain share based payments were outstanding but were excluded from the computation of diluted weighted average shares outstanding because their effect would have been anti-dilutive due to the net loss in all periods presented.

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

The Company purchases a portion of its in-store merchandise from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate of the Company through common ownership. During the thirty-nine weeks ended November 2, 2013 and October 27, 2012, purchases of these items from Anderson Media totaled $14.4 million and $14.3 million, respectively. Amounts payable to Anderson Media at November 2, 2013 and February 2, 2013 were $2.9 million and $3.0 million, respectively. Amounts receivable from Anderson Media related to retail display allowances and shipping costs as of November 2, 2013 and February 2, 2013 were $0.3 million and $0.2 million, respectively. The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate of the Company through common ownership. During the thirty-nine weeks ended November 2, 2013 and October 27, 2012, such purchases from Anderson Press totaled $0.3 million and $0.7 million, respectively. Amounts payable to Anderson Press at November 2, 2013 and February 2, 2013 were $0.2 million and $0.3 million, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD (“Anco Far East”), an affiliate of the Company through common ownership. The total amount paid to Anco Far East was $1.3 million and $1.6 million during the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively. These amounts paid to Anco Far East included the actual cost of the product, as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $0.1 million, during both the thirty-nine weeks ended November 2, 2013 and October 27, 2012. Amounts payable to Anco Far East at both November 2, 2013 and February 2, 2013 were $40,000.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. The most recent lease term ended on February 28, 2013 and is month to month going forward. During both thirty-nine week periods ended November 2, 2013 and October 27, 2012, the Company paid rent of $0.1 million to the trust under this lease. Anderson & Anderson LLC (“A&A”), an affiliate of the Company through common ownership, also leases two buildings to the Company. The Company’s leases with A&A expire on February 28, 2017. During both thirty-nine week periods ended November 2, 2013 and October 27, 2012, the Company paid A&A a total of $0.3 million in connection with such leases. The total of minimum future rental payments under all of these related party leases was $1.1 million at November 2, 2013.

The Company leases property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. The Company’s lease on the property with Hibbett expires in February 2017. One of the Company’s directors, Albert C. Johnson, and Terrance G. Finley, Chief Executive Officer and President of the Company, are members of Hibbett’s Board of Directors. During the thirty-nine week periods ended November 2, 2013 and October 27, 2012, the Company received $0.1 million and $22,000, respectively, in rent payments from Hibbett. The total of minimum future rental payments under this related party lease was $0.4 million at November 2, 2013.

The Company, A&A, American Promotional Events, Inc., Anderson Growth Partners and Anderson Press (collectively the “Co-ownership Group”) co-own two airplanes that are used by the Company in its business. The Company owns a 19.7% interest in these airplanes. During the thirty-nine week periods ended November 2, 2013 and October 27, 2012, the Company was billed $0.5 million and $0.3 million, respectively, by the Co-ownership

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Group under a cost sharing arrangement for the Company’s use of the airplanes. The expenses that the Company pays for airplane use cover all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs. Additionally, in conjunction with the acquisition of one of the previously mentioned airplanes, on July 31, 2013 the Company, along with other members of the Co-ownership group, entered into a promissory note with Aircraft SPE 2013, LLC for the purpose of repaying the indebtedness incurred by Aircraft SPE 2013, LLC for the acquisition of the airplane. The principal amount of the Company’s note is $0.6 million and matures on September 1, 2028. The note bears interest equal to the thirty-day LIBOR rate plus 2.75%. The Company is required to make periodic payments of principal and interest over the term of the loan. The outstanding balance of the note at November 2, 2013 was $0.6 million

The Company and Anderson Private Capital Partners I, L.P. (“APCP”) each hold a 50% ownership interest in Yogurt Mountain. APCP is an affiliate of the Company through common ownership. Upon the Company’s and APCP’s acquisition of an equity interest in Yogurt Mountain, APCP and the Company entered into a line of credit agreement (the “Line of Credit”) with Yogurt Mountain pursuant to which the Company and APCP each committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015, bearing interest at 9.0%. Yogurt Mountain must pay an annual commitment fee of 0.25% on the unused portion of the commitment. The proceeds from the Line of Credit must be used by Yogurt Mountain for the purpose of new store growth capital requirements. Effective November 14, 2011, the Company and APCP entered into a Forbearance Agreement with Yogurt Mountain, raising the interest rate to 11.0% and limiting the borrowings under the line of credit to $1.0 million each. The Company and APCP entered into an Amendment to the Line of Credit Loan Agreement (the “Amended Loan Agreement”) effective March 25, 2013. The Amended Loan Agreement allows Yogurt Mountain to use the remaining availability of $0.5 million from each of the Company and APCP’s Line of Credit to finance capital expenditures, or such other purposes as approved by the Company and APCP. In the accompanying Condensed Consolidated Balance Sheets, the Company’s portion of the Line of Credit has been eliminated at November 2, 2013 through the consolidation of Yogurt Mountain and is shown as a note receivable in the amount of $1 million at February 2, 2013. See Note 14, Variable Interest Entities, for additional information regarding the Company’s ownership interest in Yogurt Mountain. At November 2, 2013, the Company has a $1.0 million related party note payable for the outstanding portion of the Line of Credit owed by Yogurt Mountain to APCP. All other related party transactions between the Company and Yogurt Mountain subsequent to the Company’s consolidation of Yogurt Mountain have been eliminated for the thirty-nine weeks ended November 2, 2013. For the thirty-nine weeks ended November 2, 2013 (prior to the Company’s consolidation of Yogurt Mountain as of July 19, 2013) and October 27, 2012, the Company paid $0.2 million and $0.3 million, respectively, in franchise fees, royalty fees and other costs associated with the Company’s franchise of Yogurt Mountain stores within the Company’s stores, and received $0.2 million and $0.3 million, respectively, from Yogurt Mountain for interest, monitoring fees, professional fees and rent.

The Company and Anco Far East have equity interests in That Company Called IF, Limited (“IF”) of 25% and 45%, respectively. See Note 13, Equity Method Investments, for additional information regarding the Company’s investment in IF. As of the thirty-nine weeks ended November 2, 2013, the Company had purchased items from IF in the amount of $0.4 million. The Company had amounts payable to IF of $30,000 at November 2, 2013.

5. Commitments and Contingencies

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, it is not reasonably likely that the ultimate liability, if any, with respect to those proceedings would materially affect the financial position, results of operations or cash flows of the Company.

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

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of possible obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at November 2, 2013 or February 2, 2013, as such potential liabilities were not probable at such dates.

6. Inventories

The Company utilizes the last-in, first-out (“LIFO”) method of accounting for inventories. An actual valuation under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. The cumulative difference between replacement and current cost of inventory over stated LIFO value was $4.6 million and $4.3 million as of November 2, 2013 and February 2, 2013, respectively. The estimated replacement cost of inventory is the current first-in, first-out (“FIFO”) value.

Inventory balances at November 2, 2013 and February 2, 2013 were as follows (in thousands):

	November 2, 2013	February 2, 2013
Inventories (at FIFO)	$236,926	$205,853
LIFO reserve	(4,588)	(4,326)

Net inventories	$232,338	$201,527

7. Business Segments

The Company has three reportable operating segments: retail trade; electronic commerce trade; and real estate development and management. The Company previously reported in its Annual Report on Form 10-K two operating segments: retail trade and electronic commerce; however, due to the expansion of the Company’s real estate development and management operations, the Company has now included its real estate development and management segment as a reportable segment along with the retail trade and electronic commerce segments. Prior periods have been updated to reflect this change in reportable segments. These reportable operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The chief operating decision makers of the Company are the Company’s Executive Chairman and Chief Executive Officer and President.

The Company’s three reportable segments are three distinct business units: a traditional retailer of book and related merchandise, a seller of book and related merchandise primarily over the Internet, and a real estate business that owns, develops and leases commercial retail real estate. The retail trade segment makes up the majority of the Company’s sales and includes the bookstore locations and its distribution center operations, as well as Yogurt Mountain owned stores and franchises. These businesses all share similar economic characteristics and, therefore, have been aggregated into the retail trade segment. Through the distribution center operations, the Company also sells books to outside parties on a wholesale basis. These wholesale sales are not material. The electronic commerce trade segment is managed separately from the retail trade segment due to divergent technology and marketing requirements. Both the retail trade segment and the electronic commerce trade segment derive revenues primarily from the sale of books, magazines and general merchandise, including gifts, cards, games, toys, collectibles, music, DVDs, electronic devices and accessories. The real estate development and management segment is managed separately from the retail trade and electronic commerce trade segments, with a focus on deriving revenues through developing and leasing commercial retail real estate for purposes of earning rental income.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Segment Information (in thousands)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net Revenue
Retail Trade	$98,116	$100,040	$306,430	$327,034
Electronic Commerce Trade	5,682	5,939	16,926	18,794
Real Estate Development and Management	593	79	1,367	218
Intersegment Sales Elimination	(4,025)	(2,075)	(11,149)	(10,265)

Net Revenue	$100,366	$103,983	$313,574	$335,781

Operating (Loss) Income
Retail Trade	$(6,958)	$(5,222)	$(14,582)	$(7,442)
Electronic Commerce Trade	(250)	(311)	(100)	(690)
Real Estate Development and Management	229	1	437	(31)
Intersegment Elimination of Certain Costs	(225)	1,193	(676)	614

Total Operating (Loss) from continuing operations	$(7,204)	$(4,339)	$(14,921)	$(7,549)

	November 2, 2013	February 2, 2013
Assets
Retail Trade	$306,714	$264,931
Electronic Commerce Trade	2,916	6,573
Real Estate Development and Management	31,045	14,966

Total Assets	$340,675	$286,470

For the thirteen and thirty-nine week periods ended November 2, 2013 and October 27, 2012, respectively, sales by merchandise category related to our retail trade and electronic commerce trade segments, as a percentage of total net sales, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Books and Magazines	72.8%	75.6%	72.9%	75.7%
General Merchandise	11.9%	10.8%	12.0%	10.7%
Café	4.7%	4.8%	4.6%	4.7%
Electronics, eBooks and accessories	1.7%	1.4%	2.0%	1.9%
Other	8.9%	7.4%	8.5%	7.0%

Total	100.0%	100.0%	100.0%	100.0%

General merchandise consists of gifts, cards, games, toys, collectibles and similar types of products. Café consists of coffee, tea, yogurt and other edible products, as well as gift items related to our Joe Muggs cafés. Other products include music, DVDs and other products.

8. Discontinued Operations

During the thirty-nine weeks ended November 2, 2013, the Company closed three stores in markets where the Company does not expect another of its existing stores to absorb the closed store’s customers. The operating results of these stores are presented as discontinued in all periods presented. For the thirteen weeks ended November 2, 2013 and October 27, 2012, the closed stores had sales of zero and $0.1 million, respectively, and a net loss of $22,000 and $0.1 million, respectively. For the thirty-nine weeks ended November 2, 2013 and October 27, 2012, the closed stores had sales of $1.9 million and $2.7 million, respectively, and a net loss of $0.2 million in each period. The Company continues to report in discontinued operations stores closed in prior periods where the Company does not expect to retain the closed stores’ customers at another store.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Short-term Borrowing and Long-term Debt

The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility, described below. On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a revolving credit facility (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which was scheduled to mature on March 21, 2016. On June 28, 2013, the Company entered into an Amended and Restated Credit Agreement with Bank of America whereby the parties agreed, among other things, (i) to extend the maturity date of the Credit Agreement to June 27, 2018, (ii) to lower the applicable margin to 1.50% - 2.00% for LIBOR loans and 0.50% - 1.00% on prime rate loans, and (iii) to lower the fee imposed on the unused portion of the loan to 0.25%. As of November 2, 2013, the maximum principal amount available under the Credit Facility was $150.0 million, based on the calculated borrowing base availability at that time. Interest on borrowings under the Credit Facility is determined based upon the LIBOR rate plus an applicable margin (as specified in the Amended and Restated Credit Agreement). Pursuant to the Amended and Restated Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company. Under the Amended and Restated Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit. The obligations of the Company under the Amended and Restated Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders. Additionally, the Amended and Restated Credit Agreement contains certain non-financial covenants. The Company was in compliance with these covenants at November 2, 2013.

As of November 2, 2013, there were outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) of $65.1 million, which bear interest at variable rates (1.88% as of November 2, 2013 based on the 7-day LIBOR rate plus the applicable spread as of such date). The Company had $0.7 million in borrowings outstanding under the Credit Facility (excluding the face amount of letters of credit issued thereunder) as of February 2, 2013. The face amount of letters of credit issued under the Credit Facility as of both November 2, 2013 and February 2, 2013 was $7.5 million. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the thirty-nine weeks ended November 2, 2013 were $72.6 million and $50.9 million, respectively.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”). As of November 2, 2013 and February 2, 2013, there was $4.9 million, respectively, outstanding under the Bond, which bears interest at a variable rate. The interest rate on the Bond was 1.25% at both November 2, 2013 and February 2, 2013. The bond is held by Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc. (“American Wholesale”), and Wells Fargo agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including booksamillion.com, inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally, and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which was $4.9 million and included in the aggregate letters of credit mentioned above as of November 2, 2013, for the benefit of Wells Fargo. The Company is obligated to repurchase the Bond on March 13, 2016 unless Wells Fargo exercises the option to extend the Bond’s maturity date up to December 1, 2019.

On July 18, 2013, the Company, through its subsidiary PGP Florence, LLC (“PGP Florence”), entered into a $12.6 million loan agreement with Protective Life Insurance Company for the purpose of financing its real estate development and leasing operations. The loan matures on August 1, 2033 and bears a fixed interest rate of 4.0%. The Company is required to make periodic payment of principal and interest over the term of the loan. The loan is secured by PGP Florence’s real estate property, the Renaissance City Center located in Florence, Alabama. The loan agreement contains certain non-financial covenants. As of November 2, 2013, the outstanding balance of the loan was $12.5 million, of which $0.4 million is classified as short-term borrowings.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Income Taxes

The Company’s income tax benefit during the thirteen-week period ended November 2, 2013 was $0.6 million on a pretax loss from continuing operations (inclusive of equity method investment income/loss) of $7.7 million, representing an effective tax rate of 8%. In comparison, the Company’s income tax benefit during the thirteen-week period ended October 27, 2012 was $2.3 million on a pretax loss from continuing operations (inclusive of equity method investment income/loss) of $4.9 million, representing an effective tax rate of 47%. During the thirty-nine week period ended November 2, 2013, the Company’s income tax provision was $3.4 million on a pretax loss from continuing operations (inclusive of equity method investment income/loss) of $16.3 million, representing an effective tax rate of (21)%. In comparison, the Company’s income tax benefit during the thirty-nine week periods ended October 27, 2012 was $3.7 million on a pretax loss from continuing operations (inclusive of equity method investment income/loss) of $9.1 million, representing an effective tax rate of 41%. The effective tax rate of 8% during the thirteen-week period ended November 2, 2013 primarily resulted from a decrease in income tax contingencies during the period. The effective tax rate of (21)% during the thirty-nine week periods ended November 2, 2013 primarily resulted from establishment of a valuation allowance against a portion of the Company’s deferred tax assets in the second quarter of fiscal year 2014. Such valuation allowance was established because the Company then determined, based on the weight of all available positive and negative evidence, it was not more likely than not that such deferred assets would be realized in the future.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to fiscal 2011. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years prior to fiscal 2010.

As of November 2, 2013, the gross amount of unrecognized tax benefits, inclusive of estimated interest and penalties, due to uncertain tax positions was $0.4 million, all of which would affect the effective tax rate if recognized. The Company recognizes accrued estimated interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $0.2 million in estimated interest and penalties related to unrecognized tax benefits accrued as of November 2, 2013. The Company’s total liability for unrecognized tax benefits, including estimated interest and penalties, as of November 2, 2013 and February 2, 2013, was $0.4 million and $0.9 million, respectively.

11. Fair Value Measurements

The carrying amounts of other financial instruments reported on the balance sheet for current assets and current liabilities, excluding our short-term borrowings consisting of amounts outstanding under the Credit Facility as discussed below, approximate their fair values because of the short maturity of these instruments.

At November 2, 2013, there was $65.1 million outstanding under the Credit Facility (excluding the face amount of letters of credit issued under the Amended and Restated Credit Agreement), $12.5 million under the PGP Florence commercial real estate debt, $1.6 million related party debt, and $4.9 million outstanding under the Bond. Fair value approximates the carrying amount for the Credit Facility, the Bond and the related party debt (excluding the portion attributable to Yogurt Mountain), as the variable interest rates re-price frequently at observable current market rates, and as such their fair values are categorized as Level 2 (quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active) within the fair value hierarchy. The PGP Florence commercial real estate debt had a fair value of $11.6 million at November 2, 2013. The estimated fair value is based on similar transactions and yields in an active market for similarly rated debt, thus categorized as a Level 2 within the fair value hierarchy. The Company has determined that the carrying value of the Yogurt Mountain related party debt approximates fair value based on the short maturity of the note outstanding.

12. Gift Card Revenue Recognition

The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote based on historical trends (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Breakage income for both the thirteen week periods ended November 2, 2013 and October 27, 2012 was $0.1 million. Breakage income for both of the thirty-nine week periods ended November 2, 2013 and October 27, 2012 was $0.5 million.

13. Equity Method Investments

The Company holds a 25% equity method investment in IF. IF is an established trade gift supplier of innovative gifts and book accessories to retailers in over 70 countries worldwide. The Company acquired its interest in IF for $1.8 million in April 2013. IF is a separate and distinct legal entity from the Company and its subsidiaries and has separate assets, liabilities and operations. The other ownership interests in IF of 45% and 30% are owned by Anco Far East and the principals of the acquired company, respectively.

At February 2, 2013, the Company held an equity method investment in Yogurt Mountain, which consisted of a 40.0% equity interest in Yogurt Mountain. Yogurt Mountain was formed for the purpose of developing and operating retail yogurt stores and franchising retail yogurt stores to third party franchisees. In March 2010, the Company acquired its equity interest in Yogurt Mountain for $3.0 million. During the thirteen weeks ended August 3, 2013, the Company increased its ownership percentage of Yogurt Mountain to 50% and, as a result, gained a controlling interest in Yogurt Mountain. The Company therefore ceased accounting for Yogurt Mountain under the equity method of accounting and has consolidated Yogurt Mountain at November 2, 2013.

14. Variable Interest Entities

The Company increased its ownership percentage in Yogurt Mountain during the thirteen weeks ended August 3, 2013 from 40% to 50%, with the remaining 50% ownership held by APCP (see Note 4). The Company’s investment in Yogurt Mountain was previously accounted for as an equity method investment. The Company applied ASC 810-10 and determined that Yogurt Mountain was a variable interest entity (“VIE”). An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result of the increase in the Company’s ownership of Yogurt Mountain, the Company determined that both the Company and APCP hold an equal 50% interest in Yogurt Mountain and that both parties equally share in the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE. However, the existence of the related party relationship between the Company and APCP required the Company to evaluate which entity was more closely associated with Yogurt Mountain. The Company determined that, due to the similarity of its business with that of Yogurt Mountain’s, as well as its involvement with the management of the business, the Company was more closely associated with Yogurt Mountain than APCP and, therefore, was required to consolidate Yogurt Mountain. The Company’s investment in Yogurt Mountain, plus any loans and guarantees related to Yogurt Mountain, totaled approximately $2.9 million for the thirty-nine weeks ended November 2, 2013, representing the Company’s maximum exposures to loss. The assets and liabilities of Yogurt Mountain were not material to the Company’s consolidated financial statements. Creditors of Yogurt Mountain do not have recourse against the general credit of the Company.

15. Subsequent Events

In connection with the preparation of its financial statements for the thirteen and thirty-nine weeks ended November 2, 2013, the Company has evaluated events that occurred subsequent to November 2, 2013 through the date these financial statements were available to be issued, to determine whether any of these events required disclosure in the financial statements. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

BOOKS-A MILLION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the thirty-nine weeks ended November 2, 2013, net of tax (in thousands).

	Foreign Currency Translation Adjustment		Total
Beginning balance as of February 2, 2013	$—		$—
Other comprehensive income before reclassifications	43		43
Amounts reclassified from accumulated other comprehensive income	—	(1)	—

Net current-period other comprehensive income	43		43

Ending Balance	$43		$43

(1)	Foreign currency translation adjustments are reclassified from accumulated other comprehensive loss upon sale or substantially complete liquidation of an investment in a foreign entity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

The Company, founded in 1917, is principally a retailer of books, media and general merchandise through both its physical operations and its online store, booksamillion.com. As of November 2, 2013, the Company operated 256 retail book stores, including 200 superstores, concentrated in the eastern United States. Also included in the Company’s retail operations is the operation of Yogurt Mountain, a retailer and franchisor of self-serve frozen yogurt stores totaling 41 locations. The Company also develops and manages commercial retail real estate. Currently the Company owns and operates two shopping centers located in Florence, Alabama and Gardendale, Alabama, respectively, comprised of a total of 254,000 square feet.

The Company has three reportable operating segments: retail trade; electronic commerce trade; and real estate development and management. The Company previously reported two operating segments: retail trade and electronic commerce; however, due to the expansion of its real estate development and management operations, the Company has now included its real estate segment as a reportable segment along with the retail trade and electronic commerce segments. Prior periods have been updated to reflect this change in reportable segments.

Our retail strategy consists of expanding product offerings and opening stores in new and existing market areas. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats. From October 27, 2012 to November 2, 2013, we opened 9 stores, closed 11 stores, converted 2 stores and relocated 4 stores, decreasing our store count from 258 to 256. Our real estate strategy consists of developing and managing real estate to generate rental income.

The performance of the Company’s retail trade segment is partially measured based on comparable store sales, which is similar to most retailers, and by its ability to effectively manage expenses. Comparable store sales are determined each fiscal quarter during the year based on all stores that have been open at least 12 full fiscal months as of the first day of the fiscal quarter. Any stores closed during a fiscal quarter are included in comparable store sales until they close. Remodeled and relocated stores are also included as comparable stores. The factors affecting the future trend of comparable store sales include, among others, overall demand for products that the Company sells and the Company’s marketing programs, pricing strategies, store operations and competition. Expense management for the Company’s retail trade segment focuses primarily on managing payroll and other operating expenses. The performance of the electronic commerce trade segment is driven by promoting and increasing traffic to its online website, improving the customer experience while on the website, expanding product offerings including e-content and traditional merchandise as found in our retail locations, and minimizing shipping costs. The performance of the Company’s real estate development and management segment is driven by the ability to effectively locate and develop its properties for lease to tenants.

The Company’s business, like that of many retailers, is seasonal, with a large portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season.

Results of Operations

Total revenue

The following table sets forth net revenue data by segment for the periods presented:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(thousands)	November 2, 2013	% of Revenue	October 27, 2012	% of Revenue	November 2, 2013	% of Revenue	October 27, 2012	% of Revenue
Retail Trade	$98,116	97.7%	$100,040	96.2%	$306,430	97.7%	$327,034	97.4%
Electronic Commerce Trade	5,682	5.7%	5,939	5.7%	16,926	5.4%	18,794	5.6%
Real Estate Development and Management	593	0.6%	79	0.1%	1,367	0.5%	218	0.1%
Intersegment Sales Elimination	(4,025)	(4.0)%	(2,075)	(2.0)%	(11,149)	(3.6)%	(10,265)	(3.1)%

Total Revenue	$100,366	100.0%	$103,983	100.0%	$313,574	100.0%	$335,781	100.0%

During the thirteen weeks ended November 2, 2013, total revenue decreased $3.6 million, or 3.5%, to $100.4 million from $104.0 million during the thirteen weeks ended October 27, 2012. Total revenue decreased $22.2 million, or 6.6%, to $313.6 million during the thirty-nine weeks ended November 2, 2013 from $335.8 million during the thirty-nine weeks ended October 27, 2012. The changes by segments were as follows:

•	Retail trade revenue for the thirteen weeks ended November 2, 2013 decreased $1.9 million, or 1.9%, to $98.1 million from $100.0 million during the same period a year ago and accounted for 97.7% of the Company’s total revenue. The decrease resulted from lower comparable store sales and less sales from closed stores, offset by a net increase in sales from new stores and sales of Yogurt Mountain as a result of the Company’s consolidation of the entity. Comparable store sales for the retail trade segment for the thirteen weeks ended November 2, 2013 decreased 8.0% when compared to the same thirteen week period for the prior year. The decrease in comparable store sales for the thirteen week period ended November 2, 2013 was primarily due to decreased sales in certain book categories and magazines, slightly offset by increased sales of media and electronic accessories. Retail trade revenue for the thirty-nine weeks ended November 2, 2013 decreased $20.6 million, or 6.3%, to $306.4 million from $327.0 million during the same period a year ago and accounted for 97.7% of the Company’s total revenue. The decrease resulted from lower comparable store sales and less sales from closed stores, offset by an increase in sales from new stores and sales of Yogurt Mountain as a result of the Company’s consolidation of the entity. Comparable store sales for the retail trade segment for the thirty-nine weeks ended November 2, 2013 decreased 8.4% when compared to the same thirty-nine week period for the prior year. The decrease in comparable store sales for the thirty-nine week period ended November 2, 2013 was due to decreased sales in certain book categories and magazines, slightly offset for increases in sales of media and electronic accessories.

•	Electronic commerce trade revenue for the thirteen weeks ended November 2, 2013 decreased $0.2 million, or 3.4%, to $5.7 million from $5.9 million during the same period a year ago and accounted for 5.7% of the Company’s total revenue. The decrease was due primarily to lower sales of eReader devices, offset by increases in traditional internet book sales. Electronic commerce trade revenue for the thirty-nine weeks ended November 2, 2013 decreased $1.9 million, or 10.1%, to $16.9 million from $18.8 million during the same period a year ago and accounted for 5.4% of the Company’s total revenue. The decrease was due primarily to lower sales of eReader devices, offset by increases in traditional internet book sales.

•

Real estate development and management revenue for the thirteen weeks ended November 2, 2013 increased $0.5 million, or 500.0%, to $0.6 million from $0.1 million during the same period a year ago and accounted for 0.6% of the Company’s total revenue. Real estate development and management revenue for the thirty-nine weeks ended November 2, 2013 increased $1.2 million, or 600.0%, to $1.4 million from $0.2 million during the same period a year ago and accounted for 0.5% of the Company’s total revenue. The increase during these periods was primarily due to an increase in the number of tenants in the Company’s shopping center in Florence, Alabama, as well as an increase in revenue due to the Company’s purchase of a shopping center in Gardendale, Alabama during the second quarter of the current year.

•	The intersegment sales elimination primarily represents sales from retail trade to electronic commerce trade and has decreased in the thirteen week and thirty-nine week periods ended November 2, 2013 due to fewer purchases by the electronic commerce segment.

Gross profit

The following table sets forth gross profit data by segment for the periods presented:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(thousands)	November 2, 2013	% of Revenue	October 27, 2012	% of Revenue	November 2, 2013	% of Revenue	October 27, 2012	% of Revenue
Retail Trade	$25,842	26.3%	$27,225	27.2%	$83,823	27.4%	$91,129	27.9%
Electronic Commerce Trade	542	9.5%	318	5.4%	2,037	12.0%	1,174	6.2%
Real Estate Development and Management	387	65.3%	78	98.7%	1,160	84.9%	216	99.1%
Intersegment Sales Elimination	(524)	13.0%	(149)	7.2%	(1,155)	10.4%	(927)	9.0%

Gross Profit	$26,247	26.2%	$27,472	26.4%	$85,865	27.4%	$91,592	27.3%

During the thirteen weeks ended November 2, 2013, total gross profit decreased $1.3 million, or 4.7%, to $26.2 million from $27.5 million during the thirteen weeks ended October 27, 2012. Gross profit as a percentage of revenue decreased to 26.2% from 26.4% during the same period a year ago. Gross profit decreased $5.7 million, or 6.2%, to $85.9 million during the thirty-nine weeks ended November 2, 2013 from $91.6 million during the thirty-nine weeks ended October 27, 2012. Gross profit as a percentage of revenue increased to 27.4% from 27.3% during the same period a year ago. The changes by segments were as follows:

•	Retail trade gross profit for the thirteen weeks ended November 2, 2013 decreased $1.4 million, or 5.1%, to $25.8 million from $27.2 million during the same period a year ago. Retail trade gross profit as a percentage of revenue decreased to 26.3% from 27.2% during the same period a year ago. The decrease in gross profit was due to the net decrease in revenue (as discussed above), offset by favorable inventory shrink adjustments. The decrease in gross profit as a percentage of net revenue for the thirteen week period ended November 2, 2013 was a result of mix of sales. Retail trade gross profit for the thirty-nine weeks ended November 2, 2013 decreased $7.3 million, or 8.0%, to $83.8 million from $91.1 million during the same period a year ago. Retail gross profit as a percentage of net revenue decreased to 27.4% from 27.9% during the same period a year ago. The decrease in gross profit was due to the net decrease in revenue (as discussed above), offset by favorable inventory shrink adjustments. The decrease in gross profit as a percentage of net revenue for the thirty-nine week period ended November 2, 2013 was a result of mix of sales.

•	Electronic commerce trade gross profit for the thirteen weeks ended November 2, 2013 increased $0.2 million, or 66.7%, to $0.5 million from $0.3 million during the same period a year ago. Electronic commerce trade gross profit as a percentage of revenue increased to 9.5% from 5.4% during the same period a year ago. The increase in gross profit as a percentage of revenue was due to lower shipping costs and a more favorable mix of sales. Electronic commerce trade gross profit for the thirty-nine weeks ended November 2, 2013 increased $0.8 million, or 66.7%, to $2.0 million from $1.2 million during the same period a year ago. Electronic commerce trade gross profit as a percentage of revenue increased to 12.0% from 6.2% during the same period a year ago. The increase in gross profit as a percentage of revenue was primarily due to lower shipping costs and a more favorable mix of sales.

•	Real estate development and management gross profit for the thirteen weeks ended November 2, 2013 increased $0.3 million, or 300.0%, to $0.4 million from $0.1 million during the same period a year ago. The increase in gross profit was due to a net increase in revenue (as discussed above). Real estate development and management gross profit for the thirty-nine weeks ended November 2, 2013 increased $1.0 million, or 500.0%, to $1.2 million from $0.2 million during the same period a year ago. The increase in gross profit was due to a net increase in real estate development and management revenue (as discussed above).

Operating, selling and administrative expenses

The following table sets forth operating, selling and administrative expense data for the periods presented:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(thousands)	November 2, 2013	% of Revenue	October 27, 2012	% of Revenue	November 2, 2013	% of Revenue	October 27, 2012	% of Revenue
Operating, selling and administrative expenses	$28,686	28.6%	$27,697	26.6%	$87,294	27.8%	$86,789	25.8%

Operating, selling and administrative expenses were $28.7 million for the thirteen weeks ended November 2, 2013, compared to $27.7 million during the same period last year, an increase of 3.6%. The increase in operating, selling and administrative expenses was primarily due to the consolidation of Yogurt Mountain’s operations, which had operating expenses of approximately $0.9 million during the thirteen weeks ended November 3, 2013. Operating, selling and administrative expenses as a percentage of net revenue for the thirteen weeks ended November 2, 2013 increased to 28.6% from 26.6% from the same period the year before due primarily to lower sales volume. Operating, selling and administrative expenses were $87.3 million for the thirty-nine weeks ended November 2, 2013, compared to $86.8 million during the same period last year. The increase in operating, selling and administrative expenses was due to the consolidation of Yogurt Mountain’s operations, which had operating expenses of approximately $1.3 million during the thirty-nine weeks ended November 3, 2013, offset by lower store salary expense as a result of effective cost control measures in response to lower sales as discussed above. Operating, selling and administrative expenses as a percentage of net revenue for the thirty-nine weeks ended November 2, 2013 increased to 27.8% from 25.8% from the same period the year before due primarily to lower sales volume.

Depreciation and amortization

The following table sets forth depreciation and amortization data by segment for the periods presented:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(thousands)	November 2, 2013	% of Revenue	October 27, 2012	% of Revenue	November 2, 2013	% of Revenue	October 27, 2012	% of Revenue
Retail Trade	$4,546	4.6%	$3,991	4.0%	$12,885	4.2%	$11,988	3.7%
Electronic Commerce Trade	87	1.5%	83	1.4%	266	1.6%	246	1.3%
Real Estate Development and Management	132	22.3%	40	50.6%	341	24.9%	118	54.1%

Depreciation and amortization	$4,765	4.7%	$4,114	4.0%	$13,492	4.3%	$12,352	3.7%

Depreciation and amortization expense was $4.8 million in the thirteen week period ended November 2, 2013, compared to $4.1 million in the thirteen week period ended October 27, 2012. The increase was the result of capital investments made for new stores opened in fiscal 2013, as well as from the Company expanding its real estate business and incurring depreciation expense on those assets. Depreciation and amortization expenses as a percentage of net revenue for the thirteen weeks ended November 2, 2013 totaled 4.7%, which was an increase of 0.7% compared to the same period last year. Depreciation and amortization expenses increased 8.9% to $13.5 million in the thirty-nine week period ended November 2, 2013 compared to the thirty-nine week period ended October 27, 2012, primarily due to the impact of the capital invested in new stores in fiscal 2013. Depreciation and amortization expenses as a percentage of net revenue for the thirty-nine weeks ended November 2, 2013 totaled 4.3%, which is 0.6% higher than the same period last year. The Company’s consolidation of Yogurt Mountain, and the resulting inclusion of their operating results with that of the Company’s, also has increased depreciation and amortization expense $0.3 million and $0.4 million for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, compared to the same periods in the prior year.

Operating loss from continuing operations

The following table sets forth operating loss from continuing operations by segment for the periods presented:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(thousands)	November 2, 2013	% of Revenue	October 27, 2012	% of Revenue	November 2, 2013	% of Revenue	October 27, 2012	% of Revenue
Retail Trade	($6,958)	(7.1)%	($5,222)	(5.2)%	($14,582)	(4.8)%	($7,442)	(2.3)%
Electronic Commerce Trade	(250)	(4.4)%	(311)	(5.2)%	(100)	(0.6)%	(690)	(3.7)%
Real Estate Development and Management	229	38.6%	1	1.3%	437	32.0%	(31)	(14.2)%
Intersegment Sales Elimination	(225)	5.6%	1,193	(57.5)%	(676)	6.1%	614	(6.0)%

Operating loss	($7,204)	(7.2)%	($4,339)	(4.2)%	($14,921)	(4.8)%	($7,549)	(2.2)%

The Company’s consolidated operating loss from continuing operations for the thirteen weeks ended November 2, 2013 increased $2.9 million, or 67.4%, to an operating loss of $7.2 million from $4.3 million in the same period a year ago. The Company’s consolidated operating loss from continuing operations for the thirty-nine weeks ended November 2, 2013 increased $7.4 million, or 98.7%, to an operating loss of $14.9 million from $7.5 million in the same period a year ago. These increases in operating loss were primarily due to lower sales and resulting lower gross profit discussed above.

Interest expense, net

The following table sets forth interest expense data for the periods presented:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(thousands)	November 2, 2013	% of Revenue	October 27, 2012	% of Revenue	November 2, 2013	% of Revenue	October 27, 2012	% of Revenue
Interest expense	$620	0.6%	$440	0.4%	$1,512	0.5%	$1,330	0.4%

Net interest expense was $0.6 million, or 0.6% of net revenue, for the thirteen weeks ended November 2, 2013, compared to $0.4 million, or 0.4% of net revenue, in the same period last year. Net interest expense was $1.5 million, or 0.5% of net revenue, for the thirty-nine weeks ended November 2, 2013, compared to $1.3 million, or 0.4% of net revenue, in the same period last year. The increases in interest expense for both the thirteen and thirty-nine week periods ended November 2, 2013 was due to the Company incurring additional indebtedness during the current year, which thus raised interest expense in the current year compared to the prior year.

Income tax expense (benefit)

The following table sets forth income tax expense (benefit) data for the periods presented:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(thousands)	November 2, 2013	% of Revenue	October 27, 2012	% of Revenue	November 2, 2013	% of Revenue	October 27, 2012	% of Revenue
Income tax expense (benefit)	$(596)	(0.6)%	$(2,256)	(2.2)%	$3,422	1.1%	$(3,684)	(1.1)%

Income tax benefit was $0.6 million, or (0.6)% of net revenue, for the thirteen weeks ended November 2, 2013, compared to an income tax benefit of $2.3 million, or (2.2)% of net revenue, in the same period last year. The increase in income tax expense for the thirteen week period ended November 2, 2013 compared to the same period in the prior year, was primarily due to the recording of a noncash valuation allowance against all but a certain portion of the Company’s deferred tax assets during the second quarter of fiscal year 2014, slightly offset by a decrease in income tax contingencies during the third quarter of fiscal year 2014. Income tax expense was $3.4 million, or 1.1% of net revenue, for the thirty-nine weeks ended November 2, 2013, compared to an income tax benefit of $3.7 million, or (1.1)% of net revenue, in the same period last year. The increase in income tax expense for the thirty-nine week period ended November 2, 2013 compared to the same period in the prior year was due to the recording of a non-cash valuation allowance against all but a certain portion of the Company’s deferred tax assets in the second quarter of fiscal year 2014, slightly offset by a decrease in income tax contingencies during the third quarter of fiscal year 2014.

Net Loss from continuing operations

The following table sets forth net loss from continuing operations for the periods presented:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(thousands)	November 2, 2013	% of Revenue	October 27, 2012	% of Revenue	November 2, 2013	% of Revenue	October 27, 2012	% of Revenue
Net loss from continuing operations	$(7,115)	(7.1)%	$(2,694)	(2.6)%	$(19,743)	(6.3)%	$(5,447)	(1.6)%

As a result of the factors discussed above, the Company reported consolidated net loss from continuing operations of $7.1 million, or (7.1)% of net revenue, for the thirteen weeks ended November 2, 2013, compared to $2.7 million, or (2.6)% of net revenue, in the same period last year. The Company reported consolidated net loss of $19.7 million, or (6.3)% of net revenue, for the thirty-nine weeks ended November 2, 2013, compared to $5.4 million, or (1.6)% of net revenue, in the same period last year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our Credit Facility, as described in Note 9 to the condensed consolidated financial statements. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the thirty-nine week period ended November 2, 2013 were $72.6 million and $50.9 million, respectively.

Cash Flows

Operating activities used cash of $46.5 million and $35.6 million in the thirty-nine week periods ended November 2, 2013 and October 27, 2012, respectively, and included the following:

•	Cash used in operations was significantly impacted by the $14.4 million increase in operating loss to $20.0 million for the thirty-nine weeks ended November 2, 2013 compared to $5.6 million for the thirty-nine weeks ended October 27, 2012. The increase in operating loss was primarily due to lower comparable store sales offset by lower operating expenses.

•	Cash used in trade and related party accounts payable in the thirty-nine week period ended November 2, 2013 was $2.3 million, compared to $10.5 million in the thirty-nine week period ended October 27, 2012, a decrease of $8.2 million year over year. The change from the prior year was primarily the result of the timing of payment for inventory added for new and converted stores during the thirty-nine weeks ended November 2, 2013.

•	Cash used by accrued expenses and deferred rent was $6.9 million in the thirty-nine week period ended November 2, 2013, compared to $3.1 million in the prior year, an increase of $3.8 million year over year. The change from the prior year was primarily the result of the timing of payments related to payroll and capital expenditures.

Cash used in investing activities reflected a $24.2 million and $14.4 million net use of cash for the thirty-nine week periods ended November 2, 2013 and October 27, 2012, respectively. Such activity related primarily to capital expenditures due to the acquisition of real commercial property, the opening of new stores, the remodeling of existing stores and other improvements. In addition, $1.1 million was used in the thirty-nine week period ended November 2, 2013 to fund the purchase of corporate office space that had previously been leased, $1.8 million was spent for the acquisition of a minority interest in IF (see Note 13, Equity Method Investments) and $8.4 million was used for the purchase and development of a shopping center in Gardendale, Alabama.

Cash flows from financing activities generally consist of borrowings and repayments related to our short-term and long-term debt. Financing activities provided cash of $75.5 million and $44.3 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively. The change from the prior year was due to an increase in short-term borrowings (net of repayments) and proceeds from debt issued to finance the purchase of real commercial property, slightly offset by the purchase of treasury stock pursuant to the 2012 Repurchase Program (see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds), the payment of debt issuances fees and principal payments on capital lease obligations and other debt.

Financial Position

Inventory balances were $232.3 million as of November 2, 2013, compared to $201.5 million as of February 2, 2013. The inventory increase of 15.3% was primarily due to seasonal fluctuations in inventory. Trade and related party accounts payable balances were $97.8 million as of November 2, 2013, compared to $99.9 million as of February 2, 2013. The decrease in trade and related party accounts payable was due to timing of payments for inventory. Accrued expenses were $33.6 million as of November 2, 2013, compared to $40.4 million as of February 2, 2013. The decrease in accrued expenses was due to a reduction in salary expense, gift card liability, advertising expense, capital expenditures and sales tax expense.

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments of the Company at November 2, 2013 (in thousands):

	Payments Due Under Contractual Obligations(1)
(in thousands)	Total	FY 2014	FY 2015	FY 2016	FY 2017	FY 2018	Thereafter
Short-term borrowings(2)	$65,125	$65,125	$—	$—	$—	$—	$—
Industrial revenue bond	4,920	—	—	—	4,920	—	—
PGP Florence commercial real estate debt	12,531	104	427	444	463	481	10,612
Related party debt	1,608	8	33	1,034	35	36	462

Subtotal of debt	84,184	65,237	460	1,478	5,418	517	11,074
Interest(3)	6,084	195	688	577	485	457	3,682
Operating leases(4)	150,963	10,398	38,580	29,746	24,472	17,867	29,900
Capital leases	1,927	110	441	441	441	396	98

Total of obligations	$243,158	$75,940	$40,169	$32,242	$30,816	$19,237	$44,754

(1)	This table excludes any amounts related to the payment of the $0.4 million of income tax uncertainties, as the Company cannot make a reasonable estimate of the periods of cash settlements with the respective taxing authorities.
(2)	Short-term borrowings represent borrowings under the $150.0 million Credit Facility (see Note 9) that are due in 12 months or less.
(3)	Interest represents interest related to revolver loans, the Bond, the PGP Florence commercial real estate debt and related party debt.
(4)	Excludes obligations under store leases for insurance, taxes and other maintenance costs.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of possible obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at November 2, 2013 or February 2, 2013, as such potential liabilities were considered not probable at such dates.

Related Party Activities

See Note 4, Related Party Transactions, to the condensed consolidated financial statements for information regarding related party activities.

Critical Accounting Policies

A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended February 2, 2013 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the thirty-nine weeks ended November 2, 2013.

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

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, other than the following additional risk factor identified as a result of the expansion of the Company’s real estate development and management segment.

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

The Board of Directors approved a stock repurchase plan on August 21, 2012 (the “2012 Repurchase Program”), under which the Company is authorized to purchase up to $5.0 million of our common stock. Stock may be purchased on the open market or through private transactions from time to time through March 31, 2014, dependent upon market conditions. The 2012 Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. The Company did not make any common stock repurchases under the 2012 Repurchase Program during the thirteen weeks ended November 2, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1(a)	Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Capital Registration No. 33-52256)).

3.1(b)	Certificate Regarding Amendment of the Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012).

3.2	Amended and Restated By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated August 20, 2009).

31.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of R. Todd Noden, Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of R. Todd Noden, Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

101	Interactive Data Files for Books-A-Million, Inc.’s Quarterly Report on Form 10-Q for the period ended November 2, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKS-A-MILLION, INC.

Date: December 12, 2013	By:	/s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President (Principal Executive Officer)

Date: December 12, 2013	By:	/s/ R. Todd Noden
R. Todd Noden
Chief Financial Officer (Principal Financial and Accounting Officer)