Form 10-K
period 2014-02-01
BOOKS A MILLION INC
filed 2014-04-18
CIK 891919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the Registrant) as of August 3, 2013 (based on the closing sale price as reported on the NASDAQ Stock Market on August 2, 2013, the last trading day preceding such date), was $15.2 million.

The number of shares outstanding of the Registrant’s Common Stock as of April 16, 2014 was 15,692,517.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2014 are incorporated by reference into Part III of this report.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

10-K INDEX

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause the actual results, performance or achievements of Books-A-Million, Inc. (the “Company”) or the results of its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company’s specific market areas; inflation or deflation; economic conditions in general and in the Company’s specific market areas; the number of store openings and closings; the profitability of certain product lines, capital expenditure and future liquidity; liability and other claims asserted against the Company; the impact of electronic books and e-content; uncertainties related to the internet and the Company’s internet operations; the successful development of the properties held by the Company in connection with the Company’s real estate development and management segment; the Company’s ability to lease the properties; the factors described in ITEM 1A. RISK FACTORS herein; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

ITEM 1.	BUSINESS

General

Books-A-Million, Inc. is a leading book retailer primarily located in the eastern United States and operates both superstores and traditional bookstores. Superstores, the first of which was opened in 1987, range in size from 8,000 to 39,000 square feet and operate under the names “Books-A-Million,” “BAM!,” “Books and Co.” and “2nd & Charles.” Traditional bookstores are smaller stores operated under the names “Bookland,” “Books-A-Million” and “BAM!.” These stores range in size from 2,000 to 10,000 square feet and are located primarily in enclosed malls. All store formats generally offer an extensive selection of best sellers and other hardcover and paperback books, magazines, toys, games, electronics and gifts. In addition to these retail store formats, we offer our products over the internet at Booksamillion.com. Our retail operations also include the operation of Yogurt Mountain Holding, LLC, a retailer and franchisor of self-serve frozen yogurt stores. We also develop and manage commercial real estate investments through our subsidiary Preferred Growth Properties, LLC.

We were founded in 1917, originally incorporated under the laws of the State of Alabama in 1964 and reincorporated in Delaware in September 1992. Our principal executive offices are located at 402 Industrial Lane, Birmingham, Alabama 35211, and our telephone number is (205) 942-3737. Unless the context otherwise requires, references to “we,” “our,” “us” or “the Company” include our consolidated subsidiaries, American Wholesale Book Company, Inc. (“American Wholesale”), booksamillion.com, inc., BAM Card Services, LLC, Preferred Growth Properties, LLC (“PGP”), PGP Florence, LLC, PGP Gardendale, LLC, and Pickering Partners, LLC and Yogurt Mountain Holding, LLC.

Our periodic and current reports filed with the Securities and Exchange Commission (“SEC”) are made available on our website at www.booksamillioninc.com as soon as reasonably practicable. Our code of conduct and key committee charters are also available on our website. These reports are available free of charge to stockholders upon written request. Such requests should be directed to R. Todd Noden, our Executive Vice President and Chief Financial Officer. You may read and copy any materials we file with the SEC at the SEC’s Public

Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us, at http: //www.sec.gov.

Business Segments

We have three reportable operating segments: retail trade; electronic commerce trade; and real estate development and management. In the retail trade segment, we are primarily engaged in the retail sale of books, magazines and general merchandise, including gifts, cards, games, toys, collectibles, music, DVDs, electronic devices and accessories at our retail stores. The retail trade segment includes our distribution center operations, which predominantly supply merchandise to our retail stores. In the electronic commerce trade segment, we are engaged in the retail sale of books and general merchandise over the internet. This segment is managed separately due to divergent technology and marketing requirements. The real estate development and management segment is managed separately from the retail trade and electronic commerce trade segments, with a focus on deriving revenues through developing and leasing commercial retail real estate for purposes of earning rental income. For additional information on our reportable business segments, see Note 9, “Business Segments,” in the Notes to Consolidated Financial Statements, contained herein.

Retail Stores

We developed superstores to capitalize on the growing consumer demand for the convenience, selection and value associated with the superstore retailing format. Each superstore is designed to be a receptive and open environment conducive to browsing, reading and shopping and includes ample space for promotional events open to the public, including book autograph sessions and children’s storytelling. We operated 200 superstores as of February 1, 2014.

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

Our traditional stores are tailored to the size, demographics and competitive conditions of the particular market area. Traditional stores are located primarily in enclosed malls and generally feature a wide selection of books, magazines, gifts and other products. We had 61 traditional stores as of February 1, 2014.

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

Internet Operations

On Booksamillion.com, we sell a wide selection of books, magazines and general merchandise, including gifts, cards, games, toys, collectibles, music, DVDs, electronic devices and accessories and other products similar to those sold in our superstores. Our internet operations also include bulk sales to businesses. Our internet business operates in a highly competitive environment. We believe that the principal competitive factors for our internet business include selection, price and convenience, including fast and reliable fulfillment. We therefore continually evaluate these areas of the business to ensure we are remaining competitive within the marketplace.

Real Estate Development and Management Operations

The real estate development and management segment of our business is focused on developing and leasing commercial real estate properties in order to generate rental income. The success of this segment is dependent on our ability to identify undervalued properties for acquisition and successfully develop these properties in order to maximize their value. Additionally, we manage our own properties, which enables us to better control our operating expenses and establish and maintain long-term relationships with our tenants. As of February 1, 2014, we owned two commercial real estate properties. At that time, our property in Florence, Alabama was fully operational and our property in Gardendale was partially operational and under development.

Purchasing

Our merchandise purchasing decisions are made by our merchandising department on a centralized basis. Our buyers negotiate terms, discounts and cooperative advertising allowances for all of our bookstores and decide which products to purchase, in what quantity and for which stores. The buyers use current inventory and sales information provided by our in-store point-of-sale computer system to make reorder decisions.

We purchase merchandise from over 3,000 vendors. We purchase the majority of our collectors’ supplies from Anderson Press, Inc. and substantially all of our magazines from Anderson Media Corporation, each of which is a related party. See Note 7, “Related Party Transactions,” in the Notes to Consolidated Financial Statements, contained herein. No one vendor accounted for over 10.0% of our overall merchandise purchases in the fiscal year ended February 1, 2014. In general, 74.0% of our inventory may be returned to the vendors for credit, which substantially reduces our risk of inventory obsolescence.

Distribution Capabilities

Our subsidiary, American Wholesale, receives a substantial portion of our inventory shipments, including substantially all of our books, at its two facilities located in Florence, Alabama and Tuscumbia, Alabama. Orders from our bookstores are processed by computer and assembled for delivery to our stores on pre-determined weekly schedules. Substantially all deliveries of inventory from American Wholesale’s facilities are made by a dedicated transportation fleet. At the time deliveries are made to each of our stores, returns of slow moving or obsolete products are picked up and returned to the American Wholesale returns processing center. American Wholesale then returns these products to vendors for credit, if credit is available.

Competition

The retail book business is highly competitive, and competition within the industry is fragmented. We face direct competition from other superstores, such as Barnes & Noble, and we also face competition from mass merchandisers, such as Wal-Mart and Costco, and online retailers, such as Amazon.com, Barnes & Noble and Wal-Mart. Our bookstores also compete with specialty retail stores that offer books in particular subject areas, independent single store operators, variety discounters, drug stores, warehouse clubs, mail order clubs and other retailers offering books. In addition, our bookstores face additional competition from the market for electronic books and may face competition from other categories of retailers entering the retail book market. We believe that the key competitive factors in the retail book industry are convenience of location, selection, customer service, price and ease of access to content.

Our internet operations also face competition from online retailers such as Amazon.com, Barnes & Noble and Wal-Mart, as well as online marketplaces. The competition within this segment is largely based on price and availability of products. Many of our current and potential competitors for our internet operations have greater resources, longer histories, more customers and greater brand recognition than we do. They may secure better terms from suppliers, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

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

Employees

As of February 1, 2014, we employed approximately 2,300 full-time associates and 3,100 part-time associates. The number of part-time associates employed fluctuates based upon seasonal needs. None of our associates is covered by a collective bargaining agreement. We believe that relations with our associates are good.

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

Our business is highly seasonal.

Our business is highly seasonal, with sales and earnings generally highest in the fourth fiscal quarter and lowest in the first fiscal quarter. Our results of operations depend significantly upon the holiday selling season in the fourth fiscal quarter. During the fiscal year ended February 1, 2014, approximately 33.6% of our sales were generated in the fourth fiscal quarter. If we do not stock popular products in sufficient amounts, or if we fail to have sources to timely restock popular products during the busy holiday period such that we fail to meet customer demand, our revenue, our earnings and our future growth could be significantly impacted. In addition, if we experience less than satisfactory net sales during a fourth fiscal quarter, we may not be able to sufficiently compensate for any losses that may have been incurred during the first three quarters of that fiscal year.

Our business has been and may continue to be adversely affected by economic conditions.

The Company believes that the United States and global economies recovery is moderate and that the overall economic environment continues to be challenging. As this situation persists, the Company believes that these conditions have had and may continue to have an adverse impact on spending by the Company’s current retail customer base and potential new customers. Because of these significant challenges, we are continuously reviewing and adjusting our business activities to address the changing economic environment. We are carefully managing our inventory and liquidity and enforcing expense controls while working diligently and prudently to grow our business. However, our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including reduced availability of credit, increased unemployment levels, increased health care costs, higher energy and fuel costs, rising interest rates, high household debt costs, financial market volatility and long-term economic downturn. These conditions could have a negative impact on the earnings, liquidity and capital resources of the Company.

Recent economic conditions have accentuated these risks and magnified their potential effect on us and our business. Economic uncertainty and difficult conditions in the capital and credit markets may affect our business in a number of ways. For example:

•	Economic uncertainty could have a significant adverse impact on consumer confidence and discretionary consumer spending, which may result in decreased sales and earnings for us.

•	Although we believe that we have sufficient liquidity under our credit agreement to run our business and to provide for our plans for growth, under depressed economic or extreme market conditions, there can be no assurance that such funds would be available or sufficient, and, in such a case, we may not be able to successfully obtain additional debt financing on favorable terms, or at all.

•	Secular market volatility due to the uncertainty of traditional retail of books has exerted downward pressure on our stock price, which may make it more difficult for us to raise additional capital in the future.

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

The Company opened 14 new stores during the 2014 fiscal year. There can be no assurance that we will be able to integrate these new stores successfully, which could have a negative impact on the earnings, liquidity and capital resources of the Company.

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

Within our real estate development and management segment, we may be unable to lease space at our new properties or renew leases or re-lease space at our existing properties, which could adversely affect our financial condition and results of operations.

We derive the majority of our income in our real estate development and management segment from tenants who lease space from us at our properties. A number of factors may adversely affect our ability to attract tenants at favorable rental rates and generate sufficient income, including:

•	the attractiveness of our properties to shoppers and tenants;

•	decreases in market rental rates; and

•	our ability to collect rent from our tenants.

As leases expire at our existing properties, tenants may elect not to renew them. Even if our tenants do renew or if we can re-lease the space, the terms of renewal or re-leasing, including the cost of required renovations, may be less favorable than current lease terms. In addition, for new properties, we may be unable to attract enough tenants, or the occupancy rates and rents may not be sufficient to make the property profitable. Moreover, continued weakness in the economy or a future recession may impede the ability of our tenants to perform their contractual obligations, which could lead to an increase in defaults by tenants. If we are unable to renew the leases or re-lease the space at our existing properties promptly and/or lease the space at our new properties, or if the rental rates upon renewal or re-leasing at existing properties are significantly lower than expected rates, or if there is an increase in tenant defaults, our financial condition and results of operations could be adversely affected.

We may be unable to develop new properties or redevelop existing properties successfully, which could adversely affect our results of operations due to unexpected costs, delays and other contingencies.

As part of our operating strategy for the real estate development and management segment, we intend to continue to develop new properties and to expand and/or redevelop existing properties as market conditions warrant. In addition to the risks associated with real estate investments in general, there are significant risks associated with development activities, including the following:

•	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs and/or lower than expected leases;

•	we may incur development costs for a property that exceed original estimates due to increased materials, labor or other costs, changes in development plans or unforeseen environmental conditions, which could make completion of the property more costly or uneconomical;

•	land, insurance and construction costs may be higher than expected in our markets; therefore, we may be unable to attract rents that compensate for these increases in costs;

•	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring any such opportunities;

•	rental rates and occupancy levels may be lower than anticipated;

•	changes in applicable zoning and land use laws may require us to abandon projects prior to their completion, resulting in the loss of development costs incurred up to the time of abandonment; and

•	possible delays in completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals, or other factors outside of our control.

The illiquidity of real estate investments may significantly impede our ability to respond to changes in economic or market conditions, which could adversely affect our results of operations or financial condition.

Real estate investments are relatively illiquid generally, and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell a property or properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. This inability to respond quickly to changes in the performance of our properties could adversely affect our results of operations if we cannot sell an unprofitable property.

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

We rely heavily upon our suppliers to provide us with new products as quickly as possible. The loss of any of our suppliers could reduce our product offerings, which could cause us to be at a competitive disadvantage. In addition, we depend upon the business terms that we can obtain from suppliers, including competitive prices, unsold product return policies, new release title quantity allocations, advertising and market development allowances, freight charges and payment terms. Our failure to maintain favorable business terms with our suppliers could adversely affect our ability to offer products to consumers at competitive prices. As suppliers merge and consolidate our ability to negotiate favorable prices and terms may decline. To the extent that our suppliers rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions in the form of tariffs or quotas and currency fluctuations, could hurt our business.

Our vendor relationships subject us to a number of risks, and we rely on certain vendors that are related parties.

Although we purchase merchandise from over 3,000 vendors, and no one vendor accounted for more than 10% of our inventory purchases in the fiscal year ended February 1, 2014, we have significant vendors that are important to us. If our current vendors were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms. We have entered into and may, in the future, enter into various transactions and agreements with entities wholly or partially owned by certain stockholders or directors (including certain officers) of the Company, including one such entity that serves as our primary magazine vendor and another that serves as our primary provider of collectors’ supplies, as further described in Note 7, “Related Party Transactions,” in the Notes to Consolidated Financial Statements, contained herein. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable to us as could reasonably have been obtained at such time from unrelated third parties.

The concentration of the Company’s capital stock ownership with certain executive officers, directors and their affiliates may limit other stockholders’ ability to influence corporate matters and may involve other risks.

The Executive Chairman of the Company’s Board of Directors, Clyde B. Anderson, and his brother, Terry C. Anderson, who is a director of the Company, together with their family members and affiliates, were the beneficial owners of an aggregate of approximately 55.5% of the Company’s outstanding common stock as of April 7, 2014. This concentrated ownership may limit the ability of the Company’s other stockholders to influence corporate matters, and, as a result, the Company may take actions with which our other stockholders do not agree. In addition, there may be risks related to the relationships that members of the Anderson family have with the various entities with which the Company has related party transactions.

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

If the Company is unable to renew or enter into new leases for our retail operations on favorable terms, our revenue growth may decline.

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

Our stock price may be subject to volatility.

The trading price of our common stock may fluctuate in response to a number of events and factors, many of which are beyond our control, such as:

•	general economic conditions;

•	changes in interest rates;

•	conditions or trends in the retail book, electronic commerce trade and real estate industries;

•	fluctuations in the stock market in general;

•	quarterly variations in operating results;

•	new products, services, innovations and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;

•	changes in financial estimates by us (if any) or securities analysts and recommendations by securities analysts;

•	changes in regulation;

•	changes in our capital structure, including issuance of additional debt or equity to the public;

•	corporate restructurings, including layoffs or closures of facilities;

•	changes in the valuation methodology of, or performance by, others in our industries; and

•	transactions in our common stock by major investors, and analyst reports, news and speculation.

Any of these events may cause our stock price to rise or fall and may adversely affect our financial condition or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

The number of stores located in each state and the District of Columbia as of February 1, 2014 are listed below:

State	Number of Super Stores	Number of Traditional Book Stores
Florida	31	2
Alabama	22	—
Tennessee	15	1
Georgia	13	3
Virginia	12	3
South Carolina	12	1
North Carolina	10	4
Louisiana	9	1
Ohio	8	4
Texas	8	2
Mississippi	6	4
Indiana	6	—
Pennsylvania	5	13
Maryland	5	4
West Virginia	5	2
Kentucky	3	3
Michigan	3	2
Illinois	3	2
Arkansas	3	—
Iowa	3	—
Missouri	3	—
Maine	2	1
New Hampshire	2	1
Colorado	2	—
New Jersey	1	3
Connecticut	1	1
Kansas	1	1
Washington, DC	1	—
Nebraska	1	—
Oklahoma	1	—
South Dakota	1	—
Wisconsin	1	2
Delaware	1	—
New York	—	1

Total	200	61

American Wholesale owns a wholesale distribution center located in an approximately 308,000 square foot facility in Florence, Alabama. During fiscal 1995 and 1996, we financed the acquisition and construction of the wholesale distribution facility through loans obtained from the proceeds of an industrial development revenue bond (the “Bond”). In addition, we lease the tractor fleet operated by American Wholesale, which tractors pull the Company-owned and leased trailers and comprise our transportation fleet.

American Wholesale operates a facility located in Tuscumbia, Alabama that serves as a distribution facility and a facility used to refurbish store fixtures for use in our current stores. The square footage of the distribution facility is 178,000 square feet. The square footage of the fixture facility is 50,000 square feet. The distribution facility is leased on a ten year term ending on February 28, 2017. The fixture facility is leased month-to-month. We believe that the failure to extend the lease for the fixture facility currently leased on a month-to-month basis would not have a material adverse effect on our business, financial condition or results of operations. Our principal executive offices are located in a 20,550 square-foot leased building located in Birmingham, Alabama that is leased month-to-month. Each of these three leases involves related parties. See Note 7, “Related Party Transactions,” in the Notes to Consolidated Financial Statements, contained herein.

In addition, we lease approximately 4,034 square feet of office space in Franklin, Tennessee and an additional 8,320 square-foot building located in Birmingham, Alabama for additional corporate office space. The Franklin, Tennessee space is leased on a five year term ending on October 31, 2016. The Birmingham, Alabama space is leased on an eight year term ending on May 23, 2020. During the 2014 fiscal year, we purchased a 28,300 square-foot building located in Birmingham, Alabama that is used for additional corporate office space.

The Company, through its PGP subsidiary, also owns shopping centers in Florence, Alabama and Gardendale, Alabama that it leases to tenants. The Florence center is approximately 97,926 square feet, and the Gardendale center is approximately 156,386 square feet.

We consider our existing properties to be adequate for our present needs and believe that our existing leases are reasonable and appropriate based on location.

ITEM 3. LEGAL PROCEEDINGS

See Note 10, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements, contained herein and incorporated in this Item 3 by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Books-A-Million, Inc. is traded on the NASDAQ Global Select Market under the symbol “BAMM.” The chart below sets forth the high and low sales prices for the Company’s common stock for each quarter of the fiscal years ended February 1, 2014 and February 2, 2013. We did not declare any dividends during these periods.

Fiscal Quarter Ended	High	Low
February 1, 2014	$2.58	$2.19
November 2, 2013	2.52	2.21
August 3, 2013	3.20	2.39
May 4, 2013	2.79	2.30
February 2, 2013	$2.90	$2.42
October 27, 2012	2.95	2.31
July 28, 2012	3.24	2.40
April 28, 2012	3.53	2.35

The closing price for the Company’s common stock on April 15, 2014 was $2.39. As of April 7, 2014, Books-A-Million, Inc. had approximately 1,130 stockholders of record.

Issuer Purchases of Equity Securities

The Company’s Board of Directors approved a stock repurchase plan on August 21, 2012 (the “2012 Repurchase Program”), under which the Company was authorized to purchase up to $5.0 million of our common stock on the open market or through private transactions from time to time dependent upon market conditions. The 2012 Repurchase Program expired on March 31, 2014. The 2012 Repurchase Program did not obligate the Company to repurchase any specific number of shares. There were no common stock repurchases under the 2012 Repurchase Program during the thirteen weeks ended February 1, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

No disclosure is required hereunder, as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company, founded in 1917, is principally a retailer of books, media and general merchandise through both its physical operations and its online store, booksamillion.com. As of February 1, 2014, the Company operated 261 retail book stores, including 200 superstores, concentrated in the eastern United States. Also included in the Company’s retail operations is the operation of Yogurt Mountain, a retailer and franchisor of self-serve frozen yogurt stores totaling 43 locations. The Company also develops and manages commercial retail real estate. As of February 1, 2014, the Company owns and operates two shopping centers located in Florence, Alabama and Gardendale, Alabama, comprised of a total of 254,000 square feet.

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

Our retail strategy consists of expanding product offerings and opening stores in new and existing market areas. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats. During fiscal 2014, the Company opened 14 stores, closed 10 underperforming stores, converted 3 stores and relocated 5 stores, increasing our store count from 257 at February 2, 2013 to 261 in 33 states and the District of Columbia at February 1, 2014. The strategy of our electronic commerce trade segment focuses on expanding the Company’s product offerings and increasing traffic to the Company’s online website through effective marketing programs and promotional activities. Our real estate strategy consists of developing and managing real estate to generate rental income.

The performance of the Company’s retail trade segment is partially measured based on comparable store sales, which is similar to most retailers, and by its ability to effectively manage expenses. Comparable store sales are determined each fiscal quarter during the year based on all stores that have been open at least 12 full fiscal months as of the first day of the fiscal quarter. Any stores closed during a fiscal quarter are included in comparable store sales until they close. Remodeled and relocated stores are also included as comparable stores. The factors affecting the future trend of comparable store sales include, among others, overall demand for products that the Company sells and the Company’s marketing programs, pricing strategies, store operations and competition. Strong vendor relationships are also a key driver to our success. Consolidation of vendors could therefore have a negative impact on our results as it could hamper our ability to negotiate pricing and terms as well as cooperative advertising arrangements. Expense management for the Company’s retail trade segment focuses primarily on managing payroll, inventory levels and other operating expenses. The performance of the electronic commerce trade segment is driven by promoting and increasing traffic to its online website, improving the customer experience while on the website, expanding product offerings including e-content and traditional merchandise as found in our retail locations, and minimizing shipping costs. The performance of the Company’s real estate development and management segment is driven by the ability to effectively locate and develop its properties for lease to tenants and manage the operating cost of the properties.

Results of Operations

The following is a highlight of our financial results for the last two fiscal years:

	Fiscal 2014	Fiscal 2013
	52 weeks	53 weeks
Total revenues (in millions)	$470.3	$498.4
Operating income (loss), percentage to total revenue	(0.3%)	1.4%
Comparable store sales decrease	(6.8%)	(3.6%)
Net income (loss) from continuing operations (in millions)	$(8.2)	$2.6
Diluted earnings (loss) per share	$(0.52)	$0.16

The overall inventory level decreased approximately $1.9 million in fiscal 2014 compared to fiscal 2013, and inventory turnover declined for fiscal 2014 compared to fiscal 2013, primarily due to lower sales volumes in fiscal 2014 compared to fiscal 2013. We ended the fiscal year with $9.9 million of available cash and cash equivalents on the consolidated balance sheet and $122.8 million availability under the Credit Facility, as defined in Note 4, “Short-term Borrowing and Long-term Debt,” in the Notes to Consolidated Financial Statements, contained herein.

The Company’s business, like that of many retailers, is seasonal, with a large portion of sales and operating profit realized during the fourth quarter, which includes the holiday selling season. As such, weather conditions, the overall economic environment and other factors that impact discretionary consumer spending patterns have a significant impact on fourth quarter and year-end results.

In recent years, the Company’s financial performance has been significantly impacted by a number of factors, including slow economic recovery, increased online competition and the expanding digital market. However, the Company has also benefited from reduced physical bookstore competition in the marketplace. The changes in the electronic content channels have occurred over a relatively short time period, which has made the overall impact on physical book sales in the future, although negative, difficult to quantify. The Company is adjusting its merchandising strategy to deal with these marketplace changes by shifting its product mix toward non-book categories, including gifts, cards, games, toys, collectibles, music, DVDs, electronic devices, and accessories. The Company’s success in achieving this shift is dependent upon being responsive to cultural trends that influence the products that the Company sells.

The Company derives the majority of its sales and cash flow through its retail trade segment. We continue to generate a substantial portion of our sales through our book business. During the fourth quarter of fiscal 2014, our book business saw improved book sales trends due in large part to a strong publisher lineup. Our general merchandise categories have also performed well, showing strong year over year growth, due in large part to expanded offerings of toys, games, puzzles and novelty items. The Company also continues to offer eReader devices through its retail trade and electronic commerce trade segments; however, sales of these devices experienced significant declines during the year as a result of increased competition for devices and eBook formats.

The Company has also adjusted its strategy by expanding the Company’s real estate development and management operations, an area that management believes can provide future growth opportunities for the Company. During fiscal 2014, the Company generated rental revenue through its fully occupied shopping center in Florence, Alabama, as well as through its shopping center in Gardendale, Alabama that it purchased during the year.

Fiscal 2014 Compared to Fiscal 2013

Fiscal 2013 reflects an extra week as compared with fiscal 2014, creating a 53-week fiscal year that occurs approximately every six years in the accounting cycle for most retailing companies.

Total revenue

	52 weeks ended		53 weeks ended
(thousands)	February 1, 2014	% of Revenue	February 2, 2013	% of Revenue
Retail Trade	$460,430	97.9%	$485,726	97.5%
Electronic Commerce Trade	23,426	5.0%	27,424	5.5%
Real Estate Development and Management	1,947	0.4%	493	0.1%
Intersegment Sales Elimination	(15,502)	(3.3)%	(15,204)	(3.1)%

Total Revenue	$470,301	100.0%	$498,439	100.0%

During the 52-week period ended February 1, 2014, total revenue decreased $28.1 million, or 5.6%, to $470.3 million from $498.4 million during the 53-week period ended February 2, 2013. The changes by segments were as follows:

•	Retail trade revenue for the 52-week period ended February 1, 2014 decreased $25.3 million, or 5.2%, to $460.4 million from $485.7 million during the 53-week period ended February 2, 2013 and accounted for 97.9% of the Company’s total revenue. The decrease resulted from lower comparable store sales, the inclusion of an additional week of sales in fiscal 2013 and less sales from closed stores, offset by a net increase in sales from new stores and sales of Yogurt Mountain as a result of the Company’s consolidation of the financial results of the entity (see Note 13, “Equity Method Investment,” and Note 14, “Variable Interest Entities,” in the Notes to Consolidated Financial Statements, contained herein). Sales attributable to the additional week in fiscal 2013 were approximately $7.6 million. Comparable store sales for the retail trade segment for the 52-week period ended February 1, 2014 decreased 5.9% when compared to the comparable 52-week period ended February 2, 2013. The decrease in comparable store sales for the 52-week period ended February 1, 2014 was due to decreased sales in certain book categories and magazines, slightly offset by increases in sales of general merchandise.

•	Electronic commerce trade revenue for the 52-week period ended February 1, 2014 decreased $4.0 million, or 14.6%, to $23.4 million from $27.4 million during the 53-week period ended February 2, 2013 and accounted for 5.0% of the Company’s total revenue. The decrease was due primarily to lower sales of eReader devices, offset by increases in traditional internet book sales.

•	Real estate development and management revenue for the 52-week period ended February 1, 2014 increased $1.4 million, or 280.0%, to $1.9 million from $0.5 million during the same period a year ago and accounted for 0.4% of the Company’s total revenue. The increase in revenue was primarily due to 100% occupancy and a full year of rental revenue in the Company’s shopping center in Florence, Alabama, as well as an increase in revenue due to the Company’s purchase of a shopping center in Gardendale, Alabama during the second quarter of the current year.

•	The intersegment sales elimination primarily represents sales from retail trade to electronic commerce trade and has increased in the 52-week period ended February 1, 2014 due to the inclusion of elimination between the real estate development and management segment and the retail trade segment for rent income derived by the real estate development and management segment from a store of the retail trade segment located in the Florence, Alabama shopping center.

Gross profit

	52 weeks ended		53 weeks ended
(thousands)	February 1, 2014	% of Revenue	February 2, 2013	% of Revenue
Retail Trade	$133,426	29.0%	$144,013	29.6%
Electronic Commerce Trade	2,381	10.2%	1,461	5.3%
Real Estate Development and Management	1,633	83.9%	491	99.6%
Intersegment Sales Elimination	(930)	6.0%	(973)	6.4%

Gross Profit	$136,510	29.0%	$144,992	29.1%

During the 52-week period ended February 1, 2014, total gross profit decreased $8.5 million, or 5.9%, to $136.5 million from $145.0 million during the 53-week period ended February 2, 2013. Gross profit as a percentage of revenue decreased to 29.0% from 29.1% during fiscal 2014 as compared to fiscal 2013. The changes by segments were as follows:

•	Retail trade gross profit for the 52-week period ended February 1, 2014 decreased $10.6 million, or 7.4%, to $133.4 million from $144.0 million during the 53-week period ended February 2, 2013. Retail gross profit as a percentage of net revenue decreased to 29.0% during fiscal 2014 from 29.6% during fiscal 2013. The decrease in gross profit was due to the net decrease in revenue (as discussed above), offset by favorable inventory shrink adjustments. The decrease in gross profit as a percentage of net revenue for the 52-week period ended February 1, 2014 was a result of mix of sales offset by favorable inventory shrink adjustments.

•	Electronic commerce trade gross profit for the 52-week period ended February 1, 2014 increased $0.9 million, or 60.0%, to $2.4 million from $1.5 million during the 53-week period ended February 2, 2013. Electronic commerce trade gross profit as a percentage of revenue increased to 10.2% during fiscal 2014 from 5.3% during fiscal 2013. The increase in gross profit as a percentage of revenue was primarily due to lower net shipping costs and a more favorable mix of sales.

•	Real estate development and management gross profit for the 52-week period ended February 1, 2014 increased $1.1 million, or 220.0%, to $1.6 million from $0.5 million during the 53-week period ended February 2, 2013. The increase in gross profit was due to a net increase in real estate development and management revenue (as discussed above).

Operating, selling and administrative expenses

	52 weeks ended		53 weeks ended
(thousands)	February 1, 2014	% of Revenue	February 2, 2013	% of Revenue
Operating, selling and administrative expenses	$118,909	25.3%	$120,383	24.2%

Operating, selling and administrative expenses were $118.9 million for the 52-week period ended February 1, 2014, compared to $120.4 million during the 53-week period ended February 2, 2013. The decrease in operating, selling and administrative expenses was due to lower store salary expense as a result of cost control measures in response to lower sales as discussed above, as well as one less week of expenses being included in fiscal 2014 as compared to fiscal 2013, offset by increases due to the consolidation of Yogurt Mountain’s financial results, which had operating expenses of approximately $2.0 million during fiscal 2014. Operating, selling and administrative expenses as a percentage of net revenue for the 52-week period ended February 1, 2014 increased to 25.3% from 24.2% from fiscal 2013 due to lower sales volume in fiscal 2014 compared to fiscal 2013 and the inclusion of Yogurt Mountain’s financial results in fiscal 2014, as Yogurt Mountain has higher operating, selling and administrative expenses as a percentage of net revenue.

Depreciation and amortization

	52 weeks ended		53 weeks ended
(thousands)	February 1, 2014	% of Revenue	February 2, 2013	% of Revenue
Retail Trade	$17,532	3.8%	$16,162	3.3%
Electronic Commerce Trade	346	1.5%	339	1.2%
Real Estate Development and Management	473	24.3%	264	53.5%

Depreciation and amortization	$18,351	3.9%	$16,765	3.4%

Depreciation and amortization expenses increased 9.5% to $18.4 million in the 52-week period ended February 1, 2014, compared to the 53-week period ended February 2, 2013, due partially to the impact of the capital invested in new stores in fiscal 2013, as well as from the Company expanding its real estate business and incurring depreciation expense on those assets. The Company’s consolidation of Yogurt Mountain, and the resulting inclusion of their operating results with that of the Company’s, also has increased depreciation and amortization expense $0.8 million for fiscal year 2014 compared to fiscal 2013. Depreciation and amortization expenses as a percentage of net revenue for the 52-week period ended February 1, 2014 totaled 3.9%, which is 0.5% higher than the 53-week period ended February 2, 2013.

Operating income (loss) from continuing operations

	52 weeks ended		53 weeks ended
(thousands)	February 1, 2014	% of Revenue	February 2, 2013	% of Revenue
Retail Trade	$(617)	(0.1)%	$8,998	1.9%
Electronic Commerce Trade	(548)	(2.3)%	(1,137)	(4.1)%
Real Estate Development and Management	694	35.6%	72	14.6%
Intersegment Sales Elimination	(1,008)	6.5%	(973)	6.4%

Operating income (loss) from continuing operations	$(1,479)	(0.3)%	$6,960	1.4%

The Company’s consolidated operating income (loss) from continuing operations for the 52-week period ended February 1, 2014 decreased $8.5 million, or 121.4%, to an operating loss of $1.5 million from operating income of $7.0 million for the 53-week period ended February 2, 2013. This decrease in operating income (loss) was primarily due to lower sales and resulting lower gross profit discussed above.

Interest expense, net

	52 weeks ended		53 weeks ended
(thousands)	February 1, 2014	% of Revenue	February 2, 2013	% of Revenue
Interest expense, net	$2,079	0.4%	$1,729	0.3%

Net interest expense was $2.1 million, or 0.4% of net revenue, during the 52-week period ended February 1, 2014, compared to $1.7 million, or 0.3% of net revenue, during the 53-week period ended February 1, 2014. The increase in interest expense for the 52-week period ended February 1, 2014 was due to the Company entering into a $12.6 million loan agreement during the current year for the purpose of financing its real estate development and management operations, which raised interest expense in the current year compared to the prior year. Interest expense in fiscal 2014 was also impacted by the Company having a higher average revolver debt, $49.6 million in fiscal 2014 compared to $43.3 million in fiscal 2013, due to higher profitability in the prior year.

Income tax expense

	52 weeks ended		53 weeks ended
(thousands)	February 1, 2014	% of Revenue	February 2, 2013	% of Revenue
Income tax expense	$4,832	1.0%	$1,874	0.4%

Income tax expense was $4.8 million, or 1.0% of net revenue, for fiscal 2014, compared to income tax expense of $1.9 million, or 0.4% of net revenue, during fiscal 2013. The increase in income tax expense during fiscal 2014 compared to fiscal 2013 was primarily due to the recording of a $7.9 million noncash valuation allowance against all of the Company’s deferred tax assets, slightly offset by a decrease in income tax contingencies during the third quarter of fiscal year 2014. The net increase in the Company’s valuation allowance that impacted income tax expense was $6.8 million as the Company had previously recorded a valuation allowance of $1.0 million in fiscal 2013. For a more detailed explanation of the fiscal 2014 noncash valuation allowance recording, see Note 3, “Income Taxes,” in the Notes to Consolidated Financial Statements, contained herein.

Net Income (loss) from continuing operations

	52 weeks ended		53 weeks ended
(thousands)	February 1, 2014	% of Revenue	February 2, 2013	% of Revenue
Net income (loss) from continuing operations	$(8,233)	(1.8)%	$2,575	0.5%

As a result of the factors discussed above, the Company reported consolidated net loss from continuing operations of $8.2 million, or (1.8)% of total revenue, during fiscal 2014, compared to net income from continuing operations of $2.6 million, or 0.5% of total revenue, during fiscal 2013.

Adjustment to Previously-Announced Financial Results

On March 21, 2014, we submitted a Current Report on Form 8-K pursuant to Item 2.02 regarding our issuance of a press release announcing our unaudited results of operations for the fourth quarter and fiscal year ended February 1, 2014. Subsequently, as part of our finalization and review of the fiscal 2014 tax provision computations, we identified a reduction in income tax expense in the amount of $0.5 million.

As a result, the Consolidated Financial Statements for the fiscal year ended February 1, 2014 reflect a provision for income tax expense of $4.8 million compared to $5.3 million as previously announced. The change had no effect on income (loss) from continuing operations before income taxes or debt covenants. The following table sets forth the impact of this change on the amounts we previously announced (in thousands, except per share amounts).

	As Previously Announced	As Currently Reported
Consolidated Statements of Operations
Income tax expense	$5,289	$4,832
Net income (loss) from continuing operations before equity method investment	(8,847)	(8,390)
Net income (loss) from continuing operations	(8,690)	(8,233)
Net income (loss)	(8,820)	(8,363)
Net income (loss) attributable to Books-A-Million	(8,041)	(7,584)
Basic net income (loss) from continuing operations attributable to Books-A-Million	(0.54)	(0.51)
Basic net income (loss) per common share attributable to Books-A-Million	(0.55)	(0.52)
Diluted net income (loss) from continuing operations attributable to Books-A-Million	(0.54)	(0.51)
Diluted net income (loss) per common share attributable to Books-A-Million	(0.55)	(0.52)

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation on equipment and furniture and fixtures is provided on the straight-line method over the estimated service lives, which range from two to ten years. Depreciation of buildings and amortization of leasehold improvements, including remodels, is provided on the straight-line basis over the lesser of the assets’ estimated useful lives (ranging from 2 to 40 years) or, if applicable, the periods of the leases. Determination of useful asset life is based on several factors requiring judgment by management and adherence to generally accepted accounting principles for depreciable periods. Judgment used by management in the determination of useful asset life could relate to any of the following factors: expected use of the asset; expected useful life of similar assets; any legal, regulatory or contractual provisions that may limit the useful life; and other factors that may impair the economic useful life of the asset. Maintenance and repairs are charged to expense as incurred. Improvement costs are capitalized to property accounts and depreciated using applicable annual rates. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the accounts, and the related gain or loss is credited or charged to income. At February 1, 2014, the Company had $77.4 million of property and equipment, net of accumulated depreciation, accounting for approximately 25.6% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Impairment losses, excluding goodwill impairment, totaled $0.7 million and $0.2 million in fiscal 2014 and 2013, respectively. For both years presented, the impairment losses related to the retail trade business segment.

Goodwill

ASC 350, Goodwill and Other Intangible Assets, requires that goodwill and other unamortizable intangible assets be tested for impairment at least annually or earlier if there are impairment indicators. The goodwill impairment analysis first consists of the Company performing a qualitative analysis about the likelihood of goodwill impairment to determine whether a calculation of the fair value of a reporting unit is necessary. If it is determined that, based on the results of the qualitative analysis, goodwill is more likely than not impaired, the Company performs the two-step impairment test of goodwill as required by ASC 350. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount.

Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The Company completed its latest annual impairment test on goodwill during the fourth quarter of fiscal 2014. No goodwill impairment charges were recorded for fiscal 2014, and a goodwill impairment charge of $0.7 million was recorded in fiscal 2013. For further information on the goodwill impairment, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements, contained herein.

Closed Store Expenses

Management considers several factors in determining when to close or relocate a store. Some of these factors are: decreases in store sales from the prior year; decreases in store sales from the current year budget; annual measurement of individual store pre-tax future net cash flows; indications that an asset no longer has an economically useful life; remaining term of an individual store lease; or other factors that would indicate that a store in the current location cannot be profitable.

When the Company closes or relocates a store, the Company charges unrecoverable costs to expense. Such costs include the net book value of abandoned fixtures and leasehold improvements, lease termination costs, costs to transfer inventory and usable fixtures, other costs in connection with vacating the leased location and a provision for future lease obligations, net of expected sublease recoveries. Costs associated with store closings and relocations were $0.5 million, including costs related to store closings included in discontinued operations, during both fiscal 2014 and 2013.

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

The Company utilizes the last-in, first-out (LIFO) method of accounting for inventories. The cumulative difference between replacement and current cost of inventory over stated LIFO value was $4.6 million as of February 1, 2014 and $4.3 million as of February 2, 2013. The estimated replacement cost of inventory at February 1, 2014 was the current first-in, first out (FIFO) value of $204.2 million.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under the Credit Facility, as described in Note 4, “Short Term Borrowing and Long-term Debt,” in the Notes to Consolidated Financial Statements, contained herein. The maximum and average outstanding borrowings under the Credit Facility (including the face amount of letters of credit issued thereunder) during the 52-week period ended February 1, 2014 were $72.6 million and $49.6 million, respectively.

The Company’s capital expenditures totaled $27.5 million and $19.1 million in fiscal 2014 and 2013, respectively. These expenditures were used for new store openings, renovation and improvements to existing stores, purchasing corporate office space that had previously been leased, purchasing and developing a shopping center in Gardendale, Alabama and completing development of a shopping center in Florence, Alabama.

Cash Flows

Operating activities provided cash of $4.4 million and $15.1 million in fiscal 2014 and 2013, respectively, and included the following effects:

•	Net income (loss) decreased $10.9 million to a loss of $8.4 million in fiscal 2014 from income of $2.5 million in fiscal 2013. The decrease was primarily as a result of lower revenue due to lower comparable stores sales and the inclusion of an additional week of sales in fiscal 2013, offset by lower operating expenses, as well as higher tax expense due to recording a $6.8 million valuation allowance against certain deferred tax assets (see Note 3, “Income Taxes,” in the Notes to Consolidated Financial Statements, contained herein).

•	Cash provided by inventories in fiscal year 2014 was $2.1 million, as compared to cash used by inventories of $0.2 million in fiscal year 2013. This increase of $2.3 million was primarily due to intentional reductions in inventory levels in response to lower sales in fiscal 2014 as compared to fiscal 2013.

•	Cash used by prepayments in fiscal year 2014 was $0.2 million, compared to cash provided by prepayments in fiscal year 2013 of $3.1 million. This decrease of $3.3 million was primarily due to the timing of income tax payments.

•	Cash used for accounts payable (including related party payables) in fiscal 2014 was $13.6 million, compared to cash used for accounts payable (including related party payables) in fiscal 2013 of $12.1 million. The increase of $1.5 million was primarily due to the timing of vendor payments for inventory.

•	Cash used by accrued expenses was $0.7 million in fiscal 2014 and was primarily due to a reduction in deferred club card income and advertising costs. Cash provided by accrued expenses was $2.0 million in fiscal 2013 and was due to timing of payments, including taxes other than income taxes, offset by a reduction in deferred rent.

Cash used in investing activities in fiscal 2014 and 2013 reflected a net use of cash of $28.5 million and $19.1 million, respectively. Cash used was primarily related to capital expenditures due to the acquisition of commercial real property, the opening of new stores, the remodeling of existing stores and other improvements. In addition, $1.1 million was used to fund the purchase of corporate office space that had previously been leased, $1.8 million was spent for the acquisition of a minority interest in IF (see Note 13, “Equity Method Investment,” in the Notes to Consolidated Financial Statements, contained herein). The acquisition of commercial property related to the purchase and development of a shopping center in Gardendale, Alabama for approximately $8.4 million.

Financing activities provided cash of $29.0 million in fiscal 2014, primarily as a result of an increase in short-term borrowings (net of repayments), proceeds from debt issued to finance the purchase of real commercial property and from the sale of a minority interest in the Company’s PGP subsidiary (see Note 7, “Related Party Transactions,” in the Notes to Consolidated Financial Statements, contained herein), slightly offset by the purchase of treasury stock pursuant to the 2012 Repurchase Program (see Part II, Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities”), the payment of debt issuances fees and principal payments on capital lease obligations and other debt. Financing activities used cash of $1.2 million in fiscal 2013, primarily to purchase treasury stock pursuant to the 2012 Repurchase Program

Future Commitments

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments of the Company at February 1, 2014 (in thousands):

	Payments Due Under Contractual Obligations(1)
(in thousands)	Total	FY 2015	FY 2016	FY 2017	FY 2018	FY 2019	Thereafter
Short-term borrowings(2)	$18,680	$18,680	$—	$—	$—	$—	$—
Industrial revenue bond	4,300	—	—	4,300	—	—	—
PGP Florence commercial real estate debt	12,427	427	444	463	481	501	10,111
Related party debt(3)	600	33	34	35	36	462	—

Subtotal of debt	36,007	19,140	478	4,798	517	963	10,111
Interest(4)	5,746	575	551	484	456	429	3,251
Operating leases(5)	144,967	39,152	30,263	25,049	18,515	12,218	19,770
Capital leases	2,110	497	497	497	474	145	—

Total of obligations	$188,830	$59,364	$31,789	$30,828	$19,962	$13,755	$33,132

(1)	This table excludes any amounts related to the payment of the $0.4 million of income tax uncertainties, as the Company cannot make a reasonable estimate of the periods of cash settlements with the respective taxing authorities.
(2)	Short-term borrowings represent borrowings under the $150.0 million Credit Facility (see Note 4, “Short-term Borrowings and Long-term Debt,” in the Notes to Consolidated Financial Statements, contained herein) that are due in 12 months or less.
(3)	See Note 7, “Related Party Transactions,” in the Notes to Consolidated Financial Statements, contained herein.
(4)	Interest represents interest related to revolver loans, the Bond, the PGP Florence commercial real estate debt and related party debt.
(5)	Excludes obligations under store leases for insurance, taxes and other maintenance costs.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities were recorded for these obligations on the Company’s balance sheet at February 1, 2014 or February 2, 2013, as such liabilities are considered de minimis.

Dividends

The Company paid no dividends in fiscal 2014 or in fiscal 2013.

Impact of Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements, contained herein, for information regarding recent accounting pronouncements.

Related Party Activities

See Note 7, “Related Party Transactions,” in the Notes to Consolidated Financial Statements, contained herein, for information regarding related party activities.

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

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Books-A-Million, Inc. and its subsidiaries are included in response to this item:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Books-A-Million, Inc.

We have audited the accompanying consolidated balance sheet of Books-A-Million, Inc. and subsidiaries (the “Company”) as of February 1, 2014, and the related consolidated statement of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Books-A-Million Inc. and subsidiaries as of February 1, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

April 18, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Books-A-Million, Inc.

We have audited the accompanying consolidated balance sheet of Books-A-Million, Inc. and subsidiaries as of February 2, 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Ernst & Young LLP

Birmingham, Alabama

April 19, 2013,

except for the impact of the matters discussed in

the fourth paragraph of Note 1 and Notes 8 and 9,

as to which the date is April 18, 2014

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

	February 1,	February 2,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$9,926	$4,988
Accounts receivable, net	3,656	2,953
Related party receivables	87	398
Inventories	199,584	201,527
Prepayments and other	6,292	5,780

Total Current Assets	219,545	215,646

Property and Equipment:
Land	5,688	3,677
Buildings	25,509	17,900
Equipment	97,700	94,451
Furniture and fixtures	59,624	58,739
Leasehold improvements	77,960	76,331
Construction in process	2,048	494

Gross Property and Equipment	268,529	251,592
Less accumulated depreciation and amortization	191,133	186,308

Net Property and Equipment	77,396	65,284

Deferred Income Taxes	—	1,655
Equity Method Investment	2,139	1,455
Other Assets:
Goodwill	1,136	—
Notes receivable from related party	—	1,000
Other	2,516	1,430

Total Other Assets	3,652	2,430

Total Assets	$302,732	$286,470

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$84,411	$96,237
Related party accounts payable	2,131	3,618
Accrued expenses	39,570	40,392
Deferred income taxes	18,807	14,896
Short-term borrowings and current portion of long term debt	19,107	740

Total Current Liabilities	164,026	155,883

Non-current Liabilities:
Long-term debt	16,300	4,920
Related party note payable	600	—
Deferred rent	7,444	7,232
Deferred income taxes	406	2
Long term capital lease obligation	1,554	1,007
Liability for uncertain tax positions	412	909

Total Non-current Liabilities	26,716	14,070

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 22,348,072 and 22,071,507 shares issued and 15,339,007 and 15,445,981 shares outstanding at February 1, 2014 and February 2, 2013, respectively	223	221
Additional paid-in capital	96,072	95,181
Treasury stock at cost, 7,009,065 and 6,625,526 shares at February 1, 2014 and February 2, 2013, respectively	(52,840)	(51,829)
Retained earnings	65,360	72,944
Accumulated other comprehensive income	104	—

Total Books-A-Million Stockholders’ Equity	108,919	116,517

Noncontrolling interest	3,071	—

Total Equity	111,990	116,517

Total Liabilities and Stockholders’ Equity	$302,732	$286,470

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended
	February 1,	February 2,
	2014	2013
	52 weeks	53 weeks
Revenue
Net sales	$468,420	$497,946
Other Revenue	1,881	493

Total Revenues	470,301	498,439
Cost of products sold, including warehouse distribution and store occupancy costs (excluding depreciation and amortization)	333,791	353,447

Gross profit	136,510	144,992
Operating, selling and administrative expenses	118,909	120,383
Impairment charges	729	884
Depreciation and amortization	18,351	16,765

Operating income (loss) from continuing operations	(1,479)	6,960
Interest expense, net	2,079	1,729

Income (loss) from continuing operations before income taxes	(3,558)	5,231
Income tax expense	4,832	1,874

Net income (loss) from continuing operations before equity method investment	(8,390)	3,357
Net income (loss) on equity method investment	157	(782)

Net income (loss) from continuing operations	(8,233)	2,575
Loss from discontinued operations	(130)	(30)

Net income (loss)	(8,363)	2,545
Less net loss attributable to noncontrolling interest	(779)	—

Net income (loss) attributable to Books-A-Million	$(7,584)	$2,545

Net income (loss) per share attributable to Books-A-Million:
Basic
Net income (loss) from continuing operations	$(0.51)	$0.16
Loss from discontinued operations	(0.01)	(0.00)

Net income (loss) per common share	$(0.52)	$0.16

Weighted average number of shares outstanding—basic	14,708	15,246

Diluted
Net income (loss) from continuing operations	$(0.51)	$0.16
Loss from discontinued operations	(0.01)	(0.00)

Net income (loss) per common share	$(0.52)	$0.16

Weighted average number of shares outstanding—diluted	14,708	15,246

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013
	52 Weeks	53 Weeks
Net income (loss)	$(8,363)	$2,545

Other comprehensive income, net of tax:
Foreign currency translation adjustments	104	—

Total other comprehensive income, net of tax	104	—

Total comprehensive income (loss)	(8,259)	2,545
Comprehensive loss attributable to noncontrolling interest	(779)	—

Comprehensive income (loss) attributable to Books-A-Million	$(7,480)	$2,545

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated other comprehensive income	Non- controlling interest	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 28, 2012	21,887,869	$219	$94,542	6,154,201	$(50,572)	$70,399	$—	$—	$114,588

Net income	—	—	—	—	—	2,545		—	2,545
Purchase of treasury stock, at cost	—	—	—	474,325	(1,264)	—		—	(1,264)
Issuance of restricted stock	235,000	2	975	—	—	—		—	977
Forfeiture of restricted stock	(86,513)	—	(249)	—	—	—		—	(249)
Issuance of stock for employee stock purchase plan	35,151	—	88	—	—	—		—	88
Exercise of stock options	—	—	—	(3,000)	7	—		—	7
Tax decrement from stock-based compensation	—	—	(175)	—	—	—		—	(175)

Balance, February 2, 2013	22,071,507	$221	$95,181	6,625,526	$(51,829)	$72,944	—	—	$116,517

Net loss	—	—	—	—	—	(7,584)	—	(779)	(8,363)
Proceeds from sale of minority interest in PGP	—	—	213	—	—	—	—	787	1,000
Consolidation of noncontrolling interest in Yogurt Mountain Holding, LLC	—	—	—	—	—	—	—	1,941	1,941
Conversion of noncontrolling interest note payable to equity	—	—	—	—	—	—	—	1,122	1,122
Accumulated other comprehensive income	—	—	—	—	—	—	104	—	104
Purchase of treasury stock, at cost	—	—	—	383,539	(1,011)	—	—	—	(1,011)
Issuance of restricted stock	282,673	2	808	—	—	—	—	—	810
Forfeiture of restricted stock	(30,884)	—	(7)	—	—	—	—	—	(7)
Issuance of stock for employee stock purchase plan	24,776	—	62	—	—	—	—	—	62
Tax decrement from stock-based compensation	—	—	(185)	—	—	—	—	—	(185)

Balance, February 1, 2014	22,348,072	$223	$96,072	7,009,065	$(52,840)	$65,360	$104	$3,071	$111,990

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	February 1,	February 2,
	2014	2013
	52 Weeks	53 Weeks
Cash Flows from Operating Activities:
Net income (loss)	$(8,363)	$2,545
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,351	16,765
Amortization of debt issuance costs	270	249
Amortization of lease rights	170	177
Stock-based compensation	803	728
Loss on impairment of assets	729	884
Loss (gain) on disposal of property and equipment	(108)	219
Deferred income taxes and valuation allowance	5,970	(288)
Excess tax decrement of stock-based compensation	185	175
Bad debt expense (recovery)	25	—
Net loss (income) in equity method investment	(157)	782
(Increase) decrease in assets:
Accounts receivable	(694)	331
Related party receivables	311	(29)
Inventories	2,087	(244)
Prepayments and other	(195)	3,068
Noncurrent assets (excluding amortization)	38	(42)
Increase (decrease) in liabilities:
Accounts payable	(11,864)	(9,161)
Related party payables	(1,742)	(2,956)
Accrued income taxes	(682)	(117)
Accrued expenses	(691)	2,028

Total adjustments	12,806	12,569

Net cash provided by operating activities	4,443	15,114

Cash Flows from Investing Activities:
Capital expenditures	(27,498)	(19,081)
Proceeds from disposal of property and equipment	861	—
Acquisition of equity method investment	(1,819)	—
Acquisition of controlling interest in Yogurt Mountain Holding, LLC, net of cash acquired	(48)	—

Net cash used in investing activities	(28,504)	(19,081)

Cash Flows from Financing Activities:
Borrowings under credit facilities	233,869	230,290
Repayments under credit facilities	(215,929)	(229,550)
Proceeds from issuance of long term debt	13,211	—
Debt issuance costs	(898)	—
Principal payments on debt	(804)	(525)
Principal payments on capital lease obligations	(316)	(29)
Proceeds from sale of minority interest in PGP	1,000	—
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	62	95
Purchase of treasury stock	(1,011)	(1,264)
Excess tax(decrement) from stock-based compensation	(185)	(175)

Net cash provided by (used in) financing activities	28,999	(1,158)

Net Increase (Decrease) in Cash and Cash Equivalents	4,938	(5,125)
Cash and Cash Equivalents at Beginning of Year	4,988	10,113

Cash and Cash Equivalents at End of Year	$9,926	$4,988

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$1,564	$1,638
Net income taxes (refunds)	$(1,220)	$(339)
Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$749	$1,716
Property and equipment additions under capital leases	$1,066	$1,279

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

Books-A-Million, Inc. and its subsidiaries (the “Company”) are principally engaged in the sale of books, magazines and general merchandise, including gifts, cards, games, toys, collectibles, music, DVDs, electronic devices and accessories and related items, through a chain of retail bookstores. As of February 1, 2014, the Company operated 261 bookstores in 33 states, which are predominantly located in the eastern United States, and the District of Columbia. The Company also operates a retail internet website. The Company presently consists of Books-A-Million, Inc. and its seven consolidated subsidiaries: American Wholesale Book Company, Inc., booksamillion.com, inc., BAM Card Services, LLC, Preferred Growth Properties, LLC, PGP Florence, LLC, PGP Gardendale, LLC, and Pickering Partners, LLC. The consolidated financial statements include the accounts of all wholly and majority owned subsidiaries. On July 19, 2013, the Company acquired an additional ownership interest of 10% in Yogurt Mountain Holding, LLC (“Yogurt Mountain”), increasing its total ownership to 50%. The Company has determined that its interest in Yogurt Mountain represents a controlling interest and, therefore, consolidated the financial statements of Yogurt Mountain, and presented a noncontrolling interest for the portion not owned by the Company (see Note 13, “Equity Method Investment,” and Note 14, “Variable Interest Entities”). All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 9, “Business Segments.”

Fiscal Year

The Company operates on a 52- or 53-week year, with the fiscal year ending on the Saturday closest to January 31. Fiscal year 2014 was a 52-week period, and fiscal year 2013 was a 53-week period.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates.

Reclassifications

The results for the 53 weeks ended February 2, 2013 contain certain reclassifications for discontinued operations and other insignificant reclassifications necessary to conform to the presentation of the 52 weeks ended February 1, 2014.

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

The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage), and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. The Company has a gift card subsidiary, BAM Card Services, LLC to administer the Company’s gift card program and to provide a more advantageous legal structure. The Company recognized $1.5 million and $1.6 million of gift card breakage income in fiscal 2014 and fiscal 2013, respectively. Gift card breakage income is included in net sales in the consolidated statements of operations.

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

Inventories

Inventories are valued at the lower of cost or market, primarily using the retail method; select departments are valued using the cost method. Market is determined based on the lower of replacement cost or estimated realizable value. Using the retail method, store and warehouse inventories are valued by applying a calculated cost to retail ratio to the retail value of inventories.

The Company currently utilizes the last-in, first-out (LIFO) method of accounting for inventories. The cumulative difference between replacement and current cost of inventory over stated LIFO value was $4.6 million as of February 1, 2014 and $4.3 million as of February 2, 2013. The estimated replacement cost of inventory is the current first-in, first-out (FIFO) value of $204.2 million as of February 1, 2014.

Physical inventory counts are taken throughout the course of the fiscal period and reconciled to the Company’s records. Accruals for inventory shortages are estimated based upon historical shortage results. As of February 1, 2014 and February 2, 2013, the accrual was $5.4 million and $6.7 million, respectively.

Inventories were:

	Fiscal Year Ended
(In thousands)	February 1, 2014	February 2, 2013
Inventories (at FIFO)	$204,220	$205,853
LIFO reserve	(4,636)	(4,326)

Net inventories	$199,584	$201,527

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

Long-Lived Assets

The Company’s long-lived assets consist of property and equipment, which includes leasehold improvements. At February 1, 2014, the Company had $77.4 million of property and equipment, net of accumulated depreciation, accounting for approximately 25.6% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The fair values used in the impairment calculation are considered to be level 3 within the fair value hierarchy. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Impairment losses totaled $0.7 million and $0.2 million in fiscal 2014 and 2013, respectively, and were recorded in impairment charges in the consolidated statements of operations. For all years presented, the impairment losses related to the retail trade business segment.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. ASC 350, Goodwill and Other Intangible Assets, requires that goodwill and other indefinite life intangible assets be tested for impairment at least annually or earlier if there are impairment indicators. The goodwill impairment analysis first consists of the Company performing a qualitative analysis about the likelihood of goodwill impairment to determine whether a calculation of the fair value of a reporting unit is necessary. If it is determined that, based on the results of the qualitative analysis, goodwill is more likely than not impaired, the Company performs the two-step impairment test of goodwill as required by ASC 350. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

The valuation approaches used in the goodwill impairment test are subject to key judgments and assumptions that are sensitive to change, such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments.

Gross goodwill at February 1, 2014 was $1.1 million and was generated upon the Company’s acquisition of a controlling interest in Yogurt Mountain Holding, LLC during fiscal 2014. The Company completed its latest annual impairment test on goodwill during the fourth quarter of fiscal 2014. No goodwill impairment charges were recorded for fiscal 2014. A goodwill impairment charge of $0.7 million, relating to previously recorded goodwill, was recorded in fiscal 2013 bringing the goodwill balance at February 2, 2013 down to its implied fair value of zero.

Deferred Rent

The Company recognizes rent expense by the straight-line method over the lease term, including lease renewal option periods that can be reasonably assured at the inception of the lease. The lease term commences on the date when the Company takes possession and has the right to control use of the leased premises. Also, funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements are recorded as a deferred credit resulting from a lease incentive and are amortized over the lease term as a reduction of rent expense. As of February 1, 2014, deferred rent, including both long term and short term amounts, totaled $9.2 million, compared to $8.7 million as of February 2, 2013.

Discontinued Operations

The Company periodically closes under-performing stores. The Company believes that a store is a component under ASC 205-20, Discontinued Operations. Therefore, each store closure would result in the reporting of a discontinued operation unless the operations and cash flows from the closed store could be absorbed in some part by surrounding Company stores within the same market area. Management evaluates certain factors in determining whether a closed store’s operations could be absorbed by surrounding stores; the primary factor considered is the distance to the next closest Books-A-Million store. When a closed store results in a discontinued operation, the results of operations of the closed store include store closing costs and any related asset impairments. See Note 8, “Discontinued Operations,” for discontinued operations disclosures.

Store Opening Costs

Non-capital expenditures incurred in preparation for opening new retail stores are expensed as incurred.

Store Closing Costs

The Company continually evaluates the profitability of its stores. When the Company closes or relocates a store, the Company incurs unrecoverable costs, including net book value of abandoned fixtures and leasehold improvements, lease termination payments, costs to transfer inventory and usable fixtures and other costs of vacating the leased location. Such costs are expensed as incurred and are included in operating, selling and administrative expenses in the consolidated statements of operations. During both fiscal 2014 and 2013, the Company recognized store closing and relocation costs of $0.5 million.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising costs, net of applicable vendor reimbursements of $1.1 million and $1.9 million for fiscal years 2014 and 2013, are charged to operating, selling and administrative expenses and totaled $4.3 million and $3.6 million for fiscal years 2014 and 2013, respectively.

Insurance Accruals

The Company is subject to large deductibles under its workers’ compensation and health insurance policies. Amounts are accrued currently for the estimated cost of claims incurred, both reported and unreported.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that result in temporary differences between the amounts recorded in its financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized. In the event that the Company determines all or part of the net deferred income tax assets are not realizable in the future, the Company will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

Accounts Receivable and Allowance for Doubtful Accounts

Receivables represent customer, landlord and other receivables due within one year and are net of any allowance for doubtful accounts. Net receivables, including related party receivables, were $3.7 million and $3.4 million as of February 1, 2014 and February 2, 2013, respectively. Trade accounts receivable are stated at the amount that the Company expects to collect and do not bear interest. The collectability of trade receivable balances is regularly evaluated based on a combination of factors, such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific accrual for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.

Notes Receivable from Related Party

The Company had zero and $1.0 million in Notes Receivable from Related Party at February 1, 2014 and February 2, 2013. The Notes Receivable from Related Party at February 2, 2013 relates to a financing arrangement that exceeds one year and bears interest at a market rate based on the related party’s credit quality and is recorded at face value. Interest is recognized over the life of the notes receivable. The notes receivable are collateralized by substantially all the assets of the related party. See Note 7, “Related Party Transactions,” for additional information about the notes receivable.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company places its cash and cash equivalents in high credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent that the amount recorded on the consolidated balance sheet exceeds Federal Deposit Insurance Corporation (FDIC) deposit limits per institution. Amounts due from third party credit card processors for the settlement of debit card, credit card and electronic check transactions are included as cash equivalents, as they are generally collected within three business days. Cash equivalents related to debit card, credit card and electronic check transactions at February 1, 2014 and February 2, 2013 were $2.7 million and $2.9 million, respectively.

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

Stockholders’ Equity

Basic net income (loss) per common share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. The Company’s unvested restricted stock contains non-forfeitable rights to dividends, and are therefore considered participating securities for purposes of computing EPS pursuant to the two-class method. Net income allocated to participating securities was $0.1 million in fiscal 2013. Net losses are not allocated to participating securities in periods in which the Company incurs a net loss. Diluted EPS has been computed based on the average number of shares outstanding, including the effect of non-participating outstanding stock options, if dilutive, in each respective year. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013
Weighted average shares outstanding:
Basic	14,708	15,246
Dilutive effect of stock options outstanding	0	0

Diluted	14,708	15,246

The Board of Directors of Books-A-Million, Inc. (the “Board”) approved a stock repurchase plan on August 21, 2012 (the “2012 Repurchase Program”), under which the Company was authorized to purchase up to $5.0 million of our common stock. The 2012 Repurchase Program replaced other repurchase programs that expired in April 2011. Pursuant to the 2012 Repurchase Plan, stock could be purchased on the open market or through private transactions from time to time, dependent upon market conditions. The 2012 Repurchase Program did not obligate the Company to repurchase any specific number of shares. The 2012 Repurchase Plan expired on March 31, 2014.

The Company repurchased approximately 384,000 and 474,000 shares at costs of $1.0 million and $1.3 million during the fiscal years ended February 1, 2014 and February 2, 2013, respectively, under authorized repurchase programs.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Share-Based Payment. ASC 718 requires the Company to recognize expense related to the fair value of its stock-based compensation awards, including employee stock options.

The Company’s pre-tax compensation cost for stock-based compensation was $0.8 million ($0.5 million net of taxes) and $0.7 million ($0.4 million net of taxes) for the years ended February 1, 2014 and February 2, 2013, respectively, which costs were recorded in operating, selling and administrative expenses in the consolidated statements of operations.

Foreign Currency Translation

The Company holds a 25% equity method investment in That Company Called IF, Limited (“IF”) (see Note 13, “Equity Method Investment”) which is located in the United Kingdom. IF’s functional currency is the British

Pound. Before determining the balance of the Company’s equity method investment in IF, the Company translates the financial statements of IF. Assets and liabilities are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The portion of the Company’s equity method investment that relates to the translation adjustment is recorded in other comprehensive income.

2. Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) issues Accounting Standard Updates (“ASUs”) to amend the authoritative literature in the ASC. There have been a number of ASUs issued to date that amend the original text of the ASC. Those issued to date either (i) provide supplemental guidance or (ii) are technical corrections. Additionally, there were various other accounting standards and interpretations issued during the fiscal year ended February 1, 2014 that the Company has not yet been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

In February 2013, the FASB issued ASU No. 2013-02, which requires entities to present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This ASU is effective for public companies prospectively for reporting periods beginning after December 15, 2012. The Company adopted ASU No. 2013-02 during the first quarter of fiscal year 2014. The Company has elected disclosure in the Notes to Consolidated Financial Statements as described in Note 15, “Accumulated Other Comprehensive Income.”

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). The standard applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company is currently reviewing the provisions of ASU 2013-05 but does not expect it to have a material effect on the Company’s financial condition, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. This ASU is effective for fiscal years (and interim periods within those years) beginning after December 15, 2013, with early adoption permitted. The Company does not expect ASU 2013-11 to have a material impact on its consolidated financial statements.

3. Income Taxes

A summary of the components of the income tax provision is as follows (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013
Current:
Federal	$(618)	$2,238
State	(391)	(78)

	$(1,009)	$2,160

Deferred:
Federal	$5,111	$(1,473)
State	730	1,187

	$5,841	$(286)

Provision for income taxes	$4,832	$1,874

Income tax provision is included in the financial statements as follows (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013
Continuing Operations	$4,832	$1,874
Discontinued Operations	(66)	(15)

Provision for income taxes	$4,766	$1,859

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013
Federal statutory income tax rate	34.0%	34.0%
State income tax provision	(23.0%)	(7.5%)
Change in valuation allowance	(166.4%)	23.6%
Nondeductible meals and entertainment expense	(1.2%)	0.9%
Other-permanent items	(2.6%)	0.2%
Other-rate differential	4.7%	0.0%
Uncertain tax benefit adjustment	13.8%	(5.6%)
Federal tax credits	6.4%	(3.4%)

Effective income tax rate	(134.3%)	42.2%

The effective rate for income tax purposes was (134.3)% for fiscal 2014 and 42.2% for fiscal 2013. The net decrease in the effective tax rate is due to a number of factors, most of which are not directly associated with current period earnings. Significant increases in the effective tax rate are due to changes in uncertain tax positions and federal tax credits recorded during fiscal 2014 that resulted in income tax benefits and had the result of increasing the overall effective rate in the current fiscal year. Similar items existed in the prior year but resulted in decreases in the effective tax rate due to the existence of taxable income. The increases in the effective tax rate as described above are offset by the tax expense impact of a valuation allowance recorded against deferred tax assets in fiscal 2014.

Temporary differences that created deferred tax assets (liabilities) at February 1, 2014 and February 2, 2013 were as follows (in thousands):

	As of February 1, 2014		As of February 2, 2013
	Current	Noncurrent	Current	Noncurrent
Depreciation	$—	$(830)	$—	$(2,822)
Accruals	1,944	—	1,112	—
Inventory	(16,030)	—	(15,365)	—
State net operating loss carry forwards	—	1,585	—	1,413
Deferred rent	685	1,237	583	3,209
Prepaids	(801)	—	(1,082)	—
Amortization	—	593	—	242
Allowance for bad debts	26	—	22	—
State tax	—	(67)	—	28
Effect of flow-through entity	—	2	—	48
Stock compensation	—	326	—	406

Deferred tax asset (liability)	(14,176)	2,846	(14,730)	2,524
Less: Valuation allowance	(4,631)	(3,252)	(166)	(871)

Deferred tax asset (liability), net	$(18,807)	$(406)	$(14,896)	$1,653

The Company’s consolidated balance sheet as of February 1, 2014 includes a deferred tax asset of $1.6 million that was derived from state net operating loss carry forwards of $26.4 million that expire beginning in fiscal 2014 through fiscal 2037 and other deferred tax assets of $8.8 million related primarily to timing differences. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company takes into account such factors as prior earnings history, future taxable income in the form of existing temporary differences, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of a realization of a deferred income tax asset. To the extent that recovery is not more likely than not, a valuation allowance is established against the deferred income tax asset, increasing income tax expense in the year such determination is made. The Company has concluded, based on the weight of all available positive and negative evidence, that $7.9 million of these tax benefits are more likely than not to not be realized in the future. During fiscal 2014 and fiscal 2013 the Company increased its valuation allowance by $6.8 million and $1.0 million, respectively.

The Company accounts for the recognition, measurement, presentation and disclosure of uncertain tax positions in accordance with the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The Company evaluates these unrecognized tax benefits each reporting period. As of February 1, 2014 and February 2, 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.4 million and $0.9 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	February 1, 2014	February 2, 2013
Balance at beginning of year	$909	$1,026
Additions based on tax positions related to current year	0	26
Additions based on tax positions related to prior period	0	129
Reductions for tax positions of previous year	(497)	(272)

Balance at end of year	$412	$909

The Company and its subsidiaries are subject to United States Federal income tax as well as income tax of multiple state jurisdictions. These uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company has operations in various state jurisdictions, and is not currently under audit in any of them. With few exceptions, we are no longer subject to United States Federal, state or local income tax examinations for years prior to 2010.

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

The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.2 million and $0.4 million as of February 1, 2014 and February 2, 2013, respectively, and are recorded as a component of accrued expenses on the consolidated balance sheet. During fiscal years 2014 and 2013, the Company recognized $0.2 million and $0.1 million, respectively, of interest and penalties.

4. Short-term Borrowing and Long-term Debt

The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility, described below. On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a revolving credit facility (, as amended, the “Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions, under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which was scheduled to mature on March 21, 2016. On June 28, 2013, the Company entered into an Amended and Restated Credit Agreement with Bank of America whereby the parties agreed, among other things, (i) to extend the maturity date of the Credit Agreement to June 27, 2018, (ii) to lower the applicable margin to 1.50%—2.00% for LIBOR loans and 0.50%—1.00% on prime rate loans, and (iii) to lower the fee imposed on the unused portion of the loan to 0.25%. As of February 1, 2014, the maximum principal amount available under the Credit Facility was $122.8 million, based on the calculated borrowing base availability at that time. Interest on borrowings under the Credit Facility is determined based upon the LIBOR rate plus an applicable margin (as specified in the Amended and Restated Credit Agreement). Pursuant to the Amended and Restated Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company. Under the Amended and Restated Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit. The obligations of the Company under the Amended and Restated Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders. Additionally, the Amended and Restated Credit Agreement contains certain non-financial covenants. The Company was in compliance with these covenants at February 1, 2014.

As of February 1, 2014, there were outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) of $18.7 million, which bear interest at variable rates (weighted average of 1.88% as of February 1, 2014 based on the 7-day LIBOR rate plus the applicable spread as of such date). The Company had $0.7 million in borrowings outstanding under the Credit Facility (excluding the face amount of letters of credit issued thereunder) as of February 2, 2013. The face amount of letters of credit issued under the Credit Facility as of February 1, 2014 and February 2, 2013 was $6.8 million and $7.5 million, respectively. At February 1, 2014 the Company had $27.5 million in unused letters of credit. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the fifty-two weeks ended February 1, 2014 were $72.6 million and $49.6 million, respectively.

During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”). As of February 1, 2014 and February 2, 2013, there was $4.3 million and $4.9 million, respectively, outstanding under the Bond, which bears interest at a variable rate. The interest rate on the Bond was 1.25% at both February 1, 2014 and February 2, 2013. The bond is held by Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc. (“American Wholesale”), and Wells Fargo agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including booksamillion.com, inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally, and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which was $4.3 million and included in the aggregate letters of credit mentioned above as of February 1, 2014, for the benefit of Wells Fargo. The Company is obligated to repurchase the Bond on March 13, 2016 unless Wells Fargo exercises the option to extend the Bond’s maturity date up to December 1, 2019.

On July 18, 2013, the Company, through its subsidiary PGP Florence, LLC (“PGP Florence”), entered into a $12.6 million loan agreement with Protective Life Insurance Company for the purpose of financing its real estate development and leasing operations. The loan matures on August 1, 2033 and bears a fixed interest rate of 4.0%. The Company is required to make periodic payment of principal and interest over the term of the loan. The loan is secured by PGP Florence’s real estate property, the Renaissance City Center located in Florence, Alabama. The loan agreement contains certain non-financial covenants, all of which the Company was in compliance with as of February 1, 2014. As of February 1, 2014, the outstanding balance of the loan was $12.4 million, of which $0.4 million is classified as short-term borrowings.

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

Minimum future rental payments under non-cancelable leases having remaining terms in excess of one year as of February 1, 2014 are as follows (in thousands):

	Future Minimum Rent
Fiscal Year	Capital Leases	Operating Leases
2015	$497	$39,152
2016	497	30,263
2017	497	25,049
2018	474	18,515
2019	145	12,218
Subsequent years	—	19,770

Total minimum lease payments	2,110	$144,967

Less: Amount representing interest	100

Present value of net minimum capital lease payments	2,010
Less: Current installments of obligations under capital leases	456

Obligations under capital leases, excluding current installments	$1,554

The current portion of the capital lease obligation is recorded in Accrued expenses, and the long term portion is recorded in Long term capital lease obligation on the consolidated balance sheets. Assets recognized under capital lease and the accumulated amortization thereunder was $2.3 million and $0.8 million, respectively, in fiscal 2014. Assets recognized under capital lease and the accumulated amortization thereunder was $1.3 million and $0.1 million, respectively, in fiscal 2013.

Rental expense for all leases consisted of the following (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013
Minimum rentals	$41,595	$41,021
Contingent rentals	3,597	3,370

Total	$45,192	$44,391

6. Employee Benefit Plans

401(k) Profit-Sharing Plan

The Company and its subsidiaries maintain a 401(k) plan covering all employees who have completed six months of service and who are at least 21 years of age, and permit participants to make contributions not to exceed 15% of their eligible compensation. Participants over 50 years of age are allowed to make catch-up contributions. Limits to contributions by employees are established by the Internal Revenue Code. Company matching and supplemental contributions are made at management’s discretion. Company matching contributions were 50% for fiscal 2014 and 2013. The employer contributions were made on employee contributions up to a maximum of 3% of the employee’s salary for fiscal 2014 and 2013. The expense under this plan was $0.4 million and $0.3 million in fiscal 2014 and 2013, respectively.

2005 Incentive Award Plan

During 2005, the Company adopted and the Company’s stockholders approved the Books-A-Million, Inc. 2005 Incentive Award Plan (the “2005 Plan”). On May 20, 2010, the stockholders of the Company approved an additional 800,000 shares available for issuance under the 2005 Plan, bringing the aggregate number of shares that may be awarded under the 2005 Plan to 2,000,000. Equity awards under the 2005 Plan have consisted solely of awards of restricted stock. Each year, the Board of Directors makes awards to the Company’s officers and key employees pursuant to the terms of the 2005 Plan. In addition, directors are eligible for awards when they are appointed and after serving on the Board of Directors for eleven consecutive months. The compensation expense related to these grants is being expensed over the vesting period for the individual grants. Shares granted under the 2005 Plan were 282,673 and 235,000 in fiscal 2014 and 2013, respectively. The Company recorded $0.8 million and $0.7 million of stock-based compensation for the restricted stock grants in fiscal 2014 and 2013, respectively.

There are two types of restricted stock awards to employees. The first type of restricted stock award is “career based shares.” Career based shares are completely unvested until the last day of the third fiscal year after the date of the grant, whereupon such career based shares vest in full if the employee who received the grant is then employed by the Company. The compensation expense for these shares is recognized ratably over the requisite three-year service period. The second type of restricted stock award is “performance based shares.” Performance based shares are earned and issued based on the achievement of certain performance goals for the fiscal year in which they are awarded. If the performance goals are met, the performance based shares then vest in 50% increments at the end of the first and second fiscal years after the fiscal year in which they were issued, if the employee who received the grant is then employed by the Company. Compensation expense for these shares is recognized ratably over the period beginning on the date the Company determines that it is probable that the performance goals will be achieved and ending on the last day of the vesting period.

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

Restricted Stock Table

A combined summary of the status of restricted stock grants to employees and directors under the 2005 Plan is as follows:

	Fiscal Year Ended
	February 1, 2014		February 2, 2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	458,130	$4.37	416,564	$5.83
Shares granted	282,673	2.75	235,000	3.15
Shares vested	(158,750)	5.16	(106,921)	6.71
Shares forfeited	(30,884)	3.01	(86,513)	5.19

Shares at end of period	551,169	$3.39	458,130	$4.37

Stock Option Plan

In April 1999, the Company adopted the 1999 Amended and Restated Employee Stock Option Plan (the “Stock Option Plan”), which provided for option grants to executive officers, directors and key employees. Upon the approval of the 2005 Plan by the Company’s stockholders at the Company’s annual meeting held in June 2005, the Board determined that no more awards would be made under the Stock Option Plan. Options previously issued under the Stock Option Plan remain valid. All options granted prior to January 9, 2001 vested over a five-year period and expired on the sixth anniversary of the date of grant, and all options granted on and after January 9, 2001 vest over a three-year period and expire on the tenth anniversary of the date of grant. All options have exercise prices equal to the fair market value of the common stock on the date of grant. The Company’s policy is to issue exercised options from treasury shares. A summary of the status of the Company’s Stock Option Plan is as follows:

	Fiscal Year Ended
	February 1, 2014		February 2, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	21,177	$7.34	33,251	$5.65
Granted	—	—	—	—
Exercised	—	—	(3,000)	2.37
Forfeited	(14,843)	6.44	(9,074)	2.81

Outstanding at end of year	6,334	$9.44	21,177	$7.34

Exercisable at end of year	6,334	$9.44	21,177	$7.34

During both fiscal years 2014 and 2013, the Company recognized tax benefits (decrement) related to the exercise of stock options and restricted stock dividends in the amount of ($0.2) million. The tax benefits (decrement) were recorded in paid-in capital in the respective years.

The following table summarizes information about stock options outstanding as of February 1, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at February 1, 2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at February 1, 2014	Weighted Average Exercise Price
$6.13—$9.62	6,334	0.88	$9.44	6,334	$9.44

Totals	6,334	0.88	$9.44	6,334	$9.44

The aggregate intrinsic value of outstanding options and exercisable options under the Stock Option Plan at February 1, 2014 and February 2, 2013 was not material.

Other Information

As of February 1, 2014, the Company had $0.8 million of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which it expects to recognize over the following fiscal years (in thousands):

Fiscal Year	Unrecognized Stock-based Compensation Expense
2015	$525
2016	248
2017	8

Total	$781

The Company received cash from options exercised during fiscal years 2014 and 2013 of zero and $7,100, respectively. The impact of these cash receipts is included in cash flows from financing activities in the accompanying consolidated statements of cash flows.

The number of shares of common stock currently reserved under the 2005 Plan for stock-based compensation awards as of February 1, 2014 was 345,053 shares.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. On May 20, 2010, the stockholders of the Company approved an additional 200,000 shares available for issuance under the plan, bringing the aggregate number of shares that may be awarded to 600,000. Of the total reserved shares, 451,914 and 427,138 shares have been purchased as of February 1, 2014 and February 2, 2013, respectively.

Executives’ Deferred Compensation Plan

During fiscal 2006, the Board adopted the Books-A-Million, Inc. Executives’ Deferred Compensation Plan (the “Executives’ Deferred Compensation Plan”). The Executives’ Deferred Compensation Plan provides a select group of management or highly compensated employees of the Company and certain of its subsidiaries (the “Participants”) with the opportunity to defer the receipt of certain cash compensation. Each Participant may elect to defer under the Executives’ Deferred Compensation Plan a portion of his or her cash compensation that may otherwise be payable in a calendar year. A Participant’s compensation deferrals are credited to the Participant’s bookkeeping account (“Account”) maintained under the Executives’ Deferred Compensation Plan. Each Participant’s Account is credited with a deemed rate of interest and/or earnings or losses depending upon the investment performance of the deemed investment option. There was no cash compensation deferred under the Executives’ Deferred Compensation Plan as of the end of fiscal 2014 or 2013.

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

Directors’ Deferred Compensation Plan

During fiscal 2006, the Board adopted the Books-A-Million, Inc. Directors’ Deferred Compensation Plan (the “Directors’ Deferred Compensation Plan”). The Directors’ Deferred Compensation Plan provides the Non-Employee Directors with the opportunity to defer the receipt of certain amounts payable for serving as a member of the Board (the “Fees”). A Non-Employee Director’s Fee deferrals are credited to the Non-Employee Director’s bookkeeping account (“Account”) maintained under the Directors’ Deferred Compensation Plan. Each participating Non-Employee Director’s Account is credited with a deemed rate of interest and/or earnings or losses depending upon the investment performance of the deemed investment option. There was no cash compensation deferred under the Directors’ Deferred Compensation Plan as of the end of fiscal 2014 or 2013.

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

The Company purchases a portion of its in-store merchandise from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate of the Company through common ownership. During fiscal 2014 and 2013, purchases of these items from Anderson Media totaled $17.5 million and $19.0 million, respectively. Amounts payable to Anderson Media at February 1, 2014 and February 2, 2013 were $1.3 million and $3.0 million, respectively. Amounts receivable from Anderson Media at February 1, 2014 and February 2, 2013 were $0.1 million and $0.2 million, respectively. The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate of the Company through common ownership. During fiscal 2014 and 2013, such purchases from Anderson Press totaled $0.5 million and $0.9 million, respectively. Amounts payable to Anderson Press at February 1, 2014 and February 2, 2013 were $0.2 million and $0.3 million, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East

Importers Limited (“Anco Far East”), an affiliate of the Company through common ownership. The total amount paid to Anco Far East was $1.6 million and $1.8 million for fiscal 2014 and 2013, respectively. These amounts paid to Anco Far East included the actual cost of the product, as well as fees for sourcing and consolidation services. All other costs, other than the sourcing and consolidation service fees, were passed through from other vendors. Anco Far East fees, net of the passed-through costs, for fiscal years 2014 and 2013 were $0.1 million in each year. Amounts payable to Anco Far East at February 1, 2014 and February 2, 2013 were $0.2 million and $40,000, respectively.

The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, Chairman Emeritus and a former director of the Company. The most recent lease term of three years ended on February 28, 2013, and will be month to month going forward. During each of the fiscal years 2014 and 2013, the Company paid annual rent of approximately $0.2 million to the trust under this lease. Anderson & Anderson LLC (“A&A”), which is an affiliate of the Company through common ownership, also leases two buildings to the Company. During each of the fiscal years 2014 and 2013, the Company paid A&A a total of $0.4 million in connection with such leases. The total of minimum future rental payments under all of these related party leases was $0.9 million at February 1, 2014. The Company also subleases a portion of its leased corporate office space in Birmingham, Alabama to Anderson Growth Partners, an affiliate of the Company through common ownership. During fiscal 2014 the Company received approximately $0.1 million in rental payments from Anderson Growth Partners. Total future minimum rent payments to the Company under this lease were $0.7 million as of February 1, 2014.

The Company leases certain property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. The Company’s lease on the property with Hibbett expires in February 2017. One of the Company’s directors, Albert C. Johnson, and Terrance G. Finley, the Company’s Chief Executive Officer and President, are members of Hibbett’s board of directors. During fiscal 2014 and 2013, the Company received approximately $0.1 million in rental payments from Hibbett. Total future minimum rent payments to the Company under this lease were $0.3 million as of February 1, 2014.

The Company, A&A, American Promotional Events, Inc., Anderson Growth Partners and Anderson Press (collectively the “Co-ownership Group”) co-own two airplanes that are used by the Company in its business. The Company owns a 19.7% interest in these airplanes. During both fiscal 2014 and 2013, the Company was billed $0.5 million by the Co-ownership Group under a cost sharing arrangement for the Company’s use of the airplanes. The expenses that the Company pays for airplane use cover all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs. Additionally, in conjunction with the acquisition of one of the previously mentioned airplanes, on July 31, 2013, the Company, along with other members of the Co-ownership group, entered into a promissory note with Aircraft SPE 2013, LLC for the purpose of repaying the indebtedness incurred by Aircraft SPE 2013, LLC for the acquisition of the airplane. The principal amount of the Company’s note is $0.6 million and matures on September 1, 2018. The note bears interest equal to the thirty-day LIBOR rate plus 2.75%. The Company is required to make periodic payments of principal and interest over the term of the loan, which is amortized over fifteen years and includes a balloon payment for the remaining principal balance at the end of the term. The outstanding balance of the note at February 1, 2014 was $0.6 million

The Company and Anderson Private Capital Partners I, L.P. (“APCP”) each hold a 50% ownership interest in Yogurt Mountain. APCP is an affiliate of the Company through common ownership. Upon the Company’s and APCP’s acquisition of an equity interest in Yogurt Mountain, APCP and the Company entered into a line of credit agreement (the “Line of Credit”) with Yogurt Mountain, pursuant to which the Company and APCP each committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015, bearing interest at 9.0%. Yogurt Mountain must pay an annual commitment fee of 0.25% on the unused portion of the commitment. The proceeds from the Line of Credit must be used by Yogurt Mountain for the purpose of new store growth capital requirements. Effective November 14, 2011, the Company and APCP entered into a Forbearance Agreement with Yogurt Mountain, raising the interest rate to 11.0% and limiting the borrowings under the line of credit to $1.0 million each. The Company and APCP entered into an Amendment to the Line of Credit Loan Agreement (the “Amended Loan Agreement”) effective March 25, 2013. The Amended Loan Agreement allows Yogurt Mountain to use the remaining availability of $0.5 million from each of the Company’s and APCP’s Line of Credit to finance capital expenditures, or such other purposes as approved by the Company and APCP. During December 2013, the Company and APCP entered into an agreement with Yogurt Mountain to settle the debt and accrued interest Yogurt Mountain owed the two entities under the Line of Credit. The agreement stipulated that the debt owed, $1.0 million due to APCP and $1.0 million due to the Company, as of the date of agreement, be converted to capital contributions to Yogurt Mountain, fully satisfying the obligations. At February 1, 2014, the Company’s equity interest in Yogurt Mountain has been eliminated, and the conversion of APCP’s $1.0 million portion owed to it under the Line of Credit to equity in Yogurt Mountain is shown as an increase to noncontrolling interest. At February 2, 2013, the Company had $1.0 million due from Yogurt Mountain, shown as a note receivable. See Note 14, “Variable Interest Entities,” for additional information regarding the Company’s ownership interest in Yogurt Mountain. All related party transactions between the Company and Yogurt Mountain subsequent to the Company’s consolidation of Yogurt Mountain have been eliminated for the fifty-two weeks ended February 1, 2014. During fiscal 2014 (prior to the Company’s consolidation of Yogurt Mountain as of July 19, 2013) and fiscal 2013, the Company paid $0.2 million and $0.4 million, respectively, to Yogurt Mountain in franchise fees, royalty fees and other costs associated with the Company’s franchise of Yogurt Mountain stores within the Company’s stores, and received $0.2 million and $0.4 million, respectively, from Yogurt Mountain for interest, monitoring fees, professional fees and rent.

The Company and Anco Far East have equity interests in IF of 25% and 45%, respectively. See Note 13, “Equity Method Investment,” for additional information regarding the Company’s investment in IF. During fiscal 2014 and 2013, the Company had purchased items from IF in the amount of $0.5 million and zero, respectively. The Company had amounts payable to IF of $39,000 at February 1, 2014.

During the fourth quarter of fiscal 2014, the Company sold units of limited liability company interests (“units”) of its PGP subsidiary to four investors, three of whom serve as executive officers of the Company, Terrance G. Finley, Chief Executive Officer and President, R. Todd Noden, Executive Vice President and Chief Financial Officer, and James F. Turner, Executive Vice President/Real Estate and Business Development. A total of 100 units, valued at $10,000 each, were sold to the four investors, 40 units purchased by Mr. Finley for $0.4 million, 20 units purchased by Mr. Noden for $0.2 million, 20 units purchased by Mr. Turner for $0.2 million, and 20 units purchased by a non-executive employee for $0.2 million. The 100 units equated to a 5.1% interest in PGP, with the Company owning the remaining 94.9% of PGP. The equity of PGP owned by the four investors is presented as a component of noncontrolling interest within the consolidated financial statements.

8. Discontinued Operations

During fiscal 2014 and fiscal 2013, the Company closed four stores and zero stores, respectively, in markets where the Company does not expect another of its existing stores to absorb the closed store’s customers. The operating results of these stores are presented as discontinued in all periods presented. During fiscal 2014 and 2013, the closed stores had sales of $3.5 million and $5.8 million, respectively, and a net loss of $0.1 million and $30,000, respectively. The Company continues to report in discontinued operations stores closed in prior periods where the Company does not expect to retain the closed stores’ customers at another store. All discontinued operations relate to the Company’s retail trade segment.

9. Business Segments

The Company has three reportable operating segments: retail trade; electronic commerce trade; and real estate development and management. During fiscal 2013, the Company reported two operating segments: retail trade and electronic commerce; however, due to the expansion of the Company’s real estate development and management operations, the Company has now included its real estate development and management segment as a reportable segment along with the retail trade and electronic commerce segments. Prior periods have been updated to reflect this change in reportable segments. These reportable operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The chief operating decision makers of the Company are the Company’s Executive Chairman and Chief Executive Officer and President.

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

	Fiscal Year Ended
Segment information (in thousands)	February 1, 2014	February 2, 2013
Net Revenue
Retail Trade	$460,430	$485,726
Electronic Commerce Trade	23,426	27,424
Real estate management and development	1,947	493
Intersegment Sales Elimination	(15,502)	(15,204)

Net Sales	$470,301	$498,439

Operating Profit (Loss)
Retail Trade	$(617)	$8,998
Electronic Commerce Trade	(548)	(1,137)
Real estate management and development	694	72
Intersegment Elimination of Certain Costs	(1,008)	(973)

Total Operating Profit (Loss)	$(1,479)	$6,960

Depreciation
Retail Trade	$17,532	$16,162
Electronic Commerce Trade	346	339
Real estate management and development	473	264

Total Depreciation	$18,351	$16,765

Capital Expenditures
Retail Trade	$18,036	$12,251
Electronic Commerce Trade	—	428
Real estate management and development	9,462	6,402

Total Capital Expenditures	$27,498	$19,081

Assets
Retail Trade	$271,406	$263,589
Electronic Commerce Trade	1,501	7,915
Real estate management and development	29,825	14,966

Total Assets	$302,732	$286,470

A reconciliation of operating profit from reportable segments to income (loss) from continuing operations before income taxes in the consolidated financial statements is as follows:

	February 1, 2014	February 2, 2013
Reportable segments operating income (loss)	(1,479)	6,960
Interest expense, net	$2,079	$1,729

Consolidated income (loss) from continuing operations before income taxes	(3,558)	5,231

Sales as a percentage of net sales by merchandise category is as follows:

	February 1, 2014	February 2, 2013
Books and magazines	70.6%	73.7%
General merchandise	14.1%	12.6%
Café and Yogurt	4.9%	4.4%
Electronics, eBooks and accessories	1.9%	1.9%
Media	3.6%	2.3%
Other	4.9%	5.1%

Total	100.0%	100.0%

General merchandise consists of gifts, cards, games, toys, collectibles and similar types of products. Café consists of coffee, tea, yogurt and other edible products, as well as gift items related to our Joe Muggs cafés. Media includes music, video and software.

10. Commitments and Contingencies

The Company is a party to various legal proceedings incidental to its business. The Company accrues for costs related to these matters when a loss is probable and the amount of the ultimate liability can be reasonably estimated. In the opinion of management, after consultation with legal counsel, there were no matters that required an accrual as of February 1, 2014 or February 2, 2013, nor were there any asserted or unasserted claims for which material losses are reasonably possible.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities were recorded for these obligations on the Company’s balance sheet at each of February 1, 2014 and February 2, 2013, as such liabilities were not probable at such date.

11. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	February 1, 2014	February 2, 2013
Accrued expenses:
Giftcard liabilities to customers	$7,877	$7,970
Salaries, wages and employee benefits	7,700	7,612
Deferred club card income	6,752	7,609
Taxes, other than income	3,513	3,944
Occupancy costs	3,043	2,730
Accrued capital expenditures	749	1,716
Advertising cost	310	1,227
Insurance	574	506
Unclaimed property	491	470
Other	8,561	6,608

	$39,570	$40,392

12. Fair Value Measurements

The carrying amounts of other financial instruments reported on the balance sheet for current assets and current liabilities, excluding our short-term borrowings consisting of amounts outstanding under the Credit Facility as discussed below, approximate their fair values because of the short maturity of these instruments.

At February 1, 2014, there was $18.7 million outstanding under the Credit Facility (excluding the face amount of letters of credit issued under the Amended and Restated Credit Agreement), $12.4 million under the PGP Florence commercial real estate debt, $0.6 million related party debt, and $4.3 million outstanding under the Bond. Fair value approximates the carrying amount for the Credit Facility, the related party debt and the Bond, as the variable interest rates re-price frequently at observable current market rates, and as such their fair values are categorized as Level 2 (quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active) within the fair value hierarchy. The PGP Florence commercial real estate debt had a fair value of $11.8 million at February 1, 2014. The estimated fair value is based on similar transactions and yields in an active market for similarly rated debt, thus categorized as a Level 2 within the fair value hierarchy.

13. Equity Method Investment

The Company holds a 25% equity method investment in IF. IF is an established trade gift supplier of innovative gifts and book accessories to retailers in over 70 countries worldwide. The Company acquired its interest in IF for $1.8 million in April 2013. IF is a separate and distinct legal entity from the Company and its subsidiaries and has separate assets, liabilities and operations. The other ownership interests in IF of 45% and 30% are owned by Anco Far East and the principals of the acquired company, respectively

At February 2, 2013, the Company held an equity method investment in Yogurt Mountain, which consisted of a 40% equity interest in Yogurt Mountain. Yogurt Mountain was formed for the purpose of developing and operating retail yogurt stores and franchising retail yogurt stores to third party franchisees. In March 2010, the Company acquired its equity interest in Yogurt Mountain for $3.0 million. On July 19, 2013, the Company increased its ownership percentage of Yogurt Mountain to 50% and, as a result, gained a controlling interest in Yogurt Mountain. The Company therefore ceased accounting for Yogurt Mountain under the equity method of accounting and has consolidated Yogurt Mountain at February 1, 2014.

14. Variable Interest Entities

The Company increased its ownership percentage in Yogurt Mountain on July 19, 2013 from 40% to 50%, with the remaining 50% ownership held by APCP (see Note 7, “Related Party Transactions”). The Company’s investment in Yogurt Mountain was previously accounted for as an equity method investment. The Company applied ASC 810-10 and determined that Yogurt Mountain was a variable interest entity (“VIE”). An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result of the increase in the Company’s ownership of Yogurt Mountain, the Company determined that both the Company and APCP hold an equal 50% interest in Yogurt Mountain and that both parties equally share in the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE. However, the existence of the related party relationship between the Company and APCP required the Company to evaluate which entity was more closely associated with Yogurt Mountain. The Company determined that, due to the similarity of its business with that of Yogurt Mountain’s, as well as its involvement with the management of the business, the Company was more closely associated with Yogurt Mountain than APCP and, therefore, was required to consolidate Yogurt Mountain. The Company’s investment in Yogurt Mountain, plus any loans and guarantees related to Yogurt Mountain, totaled approximately $3.1 million for the fifty-two weeks ended February 1, 2014, representing the Company’s maximum exposures to loss. The assets and liabilities of Yogurt Mountain were not material to the Company’s consolidated financial statements. Creditors of Yogurt Mountain do not have recourse against the general credit of the Company.

15. Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income by component for the 2014 fiscal year, net of tax (in thousands).

	Foreign Currency Translation Adjustment		Total
Beginning balance as of February 2, 2013	$—		$—
Other comprehensive income before reclassifications	104		104
Amounts reclassified from accumulated other comprehensive income	—	(1)	—

Net current-period other comprehensive income	104		104

Ending Balance as of February 1, 2014	$104		$104

(1)	Foreign currency translation adjustments are reclassified from accumulated other comprehensive loss upon sale or substantially complete liquidation of an investment in a foreign entity.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President, our Executive Vice President and Chief Financial Officer and the Company’s Board of Directors, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, with the participation of our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer concluded that, as of February 1, 2014, the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the “Internal Control—Integrated Framework (1992 Framework)” issued by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of February 1, 2014.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended February 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Corporate Governance

The sections under the heading “Proposal 1—Director Election” entitled “Nominees for Election—Term to Expire in 2017,” “Incumbent Directors—Term to Expire in 2015,” and “Incumbent Directors—Term to Expire in 2016” of the Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2014, are incorporated herein by reference. The information under the heading “Corporate Governance and Board Matters” included in the Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2014 is incorporated herein by reference. The information under the heading “Beneficial Ownership of Common Stock” included in the Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2014 is incorporated herein by reference.

Executive Officers

All of our executive officers are elected annually by and serve at the discretion of the Board of Directors. Our current executive officers are listed below:

Name	Age	Position with the Company
Clyde B. Anderson	53	Executive Chairman of the Board
Terrance G. Finley	60	Chief Executive Officer and President
James F. Turner	50	Executive Vice President/Real Estate and Business Development
R. Todd Noden	50	Executive Vice President and Chief Financial Officer

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

R. Todd Noden has served as Chief Financial Officer since April 25, 2012, and was promoted to Executive Vice President on March 28, 2014. Prior to joining the Company, Mr. Noden served as Chief Financial Officer and Chief Operating Officer for Dobbs Mills, LLC, a textile manufacturing company (2011-2012), Vice President of Accounting & Financial Analysis of RaceTrac Petroleum, Inc. (2006-2011) and in various management consulting roles for more than 10 years prior to 2006.

ITEM 11. EXECUTIVE COMPENSATION

The section under the heading “Executive Compensation” included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 30, 2014 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information as of February 1, 2014 regarding the securities that have been authorized for issuance under the Company’s Amended and Restated Stock Option Plan, 2005 Incentive Award Plan and Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise prices of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders:	223,834	(1)	$9.44	(2)	493,139	(3)
Equity compensation plans not approved by stockholders:	—		N/A		—
Total	223,834		$9.44		493,139

(1)	Represents (i) 6,334 shares of common stock issuable with respect to outstanding stock options granted under the Company’s Amended and Restated Stock Option Plan and (ii) 217,500 shares of common stock that are issuable under the Company’s 2005 Incentive Award Plan relating to performance based restricted stock awards made with respect to the 2014 fiscal year.
(2)	Represents the exercise price of the options issued under the Amended and Restated Stock Option Plan.

(3)	Includes (i) 345,053 shares of common stock available for future issuance under the Company’s 2005 Incentive Award Plan and (ii) 148,086 shares of common stock available for future issuance under the Company’s Employee Stock Purchase Plan. The Company’s Amended and Restated Stock Option Plan has been terminated, and no shares of common stock are available for future issuance thereunder.

Additional information under the heading “Beneficial Ownership of Common Stock” included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 30, 2014 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections under the headings “Corporate Governance and Board Matters” and “Transactions with Related Persons” included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 30, 2014 are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section under the heading “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm” titled “Fees and Services” and the section under the heading “Transactions with Related Persons” included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 30, 2014 are incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The Financial Statements filed as part of this report are listed and indexed on page 31. Schedules have been omitted because they are not applicable, or the required information has been included elsewhere in this report.

(b)	Listed below are all exhibits filed as part of this report.

Exhibit Number

3.1(a)	—	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1, File No. 33-52256, originally filed September 21, 1992 (the “S-1 Registration Statement”)).

3.1(b)	—	Certificate Regarding Amendment of the Certificate of Incorporation of Books-A-Million, Inc. (incorporated by reference to Exhibit 3.1(b) to Quarterly Report on form 10-Q for the quarterly period ended July 28, 2012, File No. 0-20664, filed on September 6, 2012).

3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K dated August 20, 2009).

4.1	—	See Exhibits 3.1(a) and (b) and 3.2 hereto incorporated herein.

10.1	—	Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended January 30, 1999, File No. 0-20664, filed on April 30, 1999).*

10.2	—	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement).*

10.3	—	Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 29, 1994, File No. 0-20664, filed on April 29, 1994).*

10.4	—	1999 Amended and Restated Employee Stock Purchase Plan , as amended May 20, 2010 (incorporated by reference to Exhibit 10.1 on Form 8-K, dated May 26, 2010).*

10.5	—	401(k) Plan adopted September 15, 2003, with SunTrust Bank as Trustee (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 31, 2004, File No. 0-20664, filed April 27, 2004).*

10.6	—	Executive Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended January 28, 1995, File No. 0-20664, filed April 28, 1995).*

10.7	—	Credit Agreement dated as of March 21, 2011, among Books-A-Million, Inc., as Lead Borrower, the other borrowers party thereto, the guarantors party thereto from time to time, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, Regions Bank, as Documentation Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 21, 2011).

10.7(a)	—	Amended and Restated Credit Agreement dated as of June 28, 2013, among Books-A-Million, Inc., as Lead Borrower, the other borrowers party thereto, the guarantors party thereto from time to time, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, Regions Bank, as Documentation Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ending August 3, 2013).

10.8	—	Security Agreement dated as of March 21, 2011, among Books-A-Million, Inc., certain other subsidiaries of Books-A-Million, Inc. identified herein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 21, 2011).

10.9	—	Form of Change in Control Agreement, entered into by and between Books-A-Million, Inc. and each of Clyde B. Anderson, Terrance G. Finley and James F. Turner on March 22, 2011, and R. Todd Noden on September 27, 2013 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated March 21, 2011).*

10.10	—	2005 Incentive Award Plan, as amended on May 20, 2010 (incorporated by reference to Exhibit 10.1 on Form 8-K, dated May 26, 2010).*

10.11	—	Executives’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 on Form 8-K, File No. 0-20664, filed August 22, 2005).*

10.12	—	Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 on Form 8-K, File No. 0-20664, filed August 22, 2005).*

10.13	—	Form of Restricted Stock Agreement (Career Based Shares) for restricted stock issued under the 2005 Incentive Award Plan of the Company (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for fiscal year ended February 2, 2008).*

10.14	—	Form of Restricted Stock Agreement (Performance Based Shares) for restricted stock issued under the 2005 Incentive Award Plan of the Company (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for fiscal year ended February 2, 2008) .*

10.15	—	Amended and Restated Bond Purchase, Transfer and Payment Agreement, dated as of June 30, 2011, between American Wholesale Book Company, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated June 30, 2011)

10.16	—	Continuing Guaranty, dated as of June 30, 2011, delivered to Wells Fargo Bank, National Association by Books-A-Million, Inc., Booksamillioninc.com, Inc., and BAM Card Services, LLC (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated June 30, 2011)

10.17**	—	Supply Agreement dated November 1, 2013 between MSolutions, LLC and the Company (Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

21	—	Subsidiaries of the Registrant.

23.1	—	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.2	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	—	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	—	Certification of R. Todd Noden, Executive Vice President and Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	—	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	—	Certification of R. Todd Noden, Executive Vice President and Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

* —	Indicates a management contract or compensatory plan or arrangement.
** —	Submitted electronically herewith. Pursuant to Rule 406T of Regulation S-T, the interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not files for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(c) See Item 15(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKS-A-MILLION, INC.

by:	/s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President
Date: April 18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President (Principal Executive Officer)
Date: April 18, 2014

/s/ R. Todd Noden
R. Todd Noden
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 18, 2014

Directors:

/s/ Clyde B. Anderson
Clyde B. Anderson
Date: April 18, 2014

/s/ Ronald G. Bruno
Ronald G. Bruno
Date: April 18, 2014

/s/ Terry C. Anderson
Terry C. Anderson
Date: April 18, 2014

/s/ Albert C. Johnson
Albert C. Johnson
Date: April 18, 2014

/s/ Edward W. Wilhelm
Edward W. Wilhelm
Date: April 18, 2014