Form 10-Q
period 2014-08-02
BOOKS A MILLION INC
filed 2014-09-11
CIK 891919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
________________________
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: August 2, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of September 11, 2014 were 14,761,272 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data and share amounts)
(Unaudited)

	August 2, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$7,396	$9,926
Accounts receivable	2,313	3,656
Related party receivables (Note 4)	261	87
Inventories (Note 6)	194,901	199,584
Prepayments and other assets	6,013	6,292
Total current assets	210,884	219,545
Property and equipment:
Gross property and equipment	274,964	268,529
Less accumulated depreciation and amortization	(193,664)	(191,133)
Property and equipment, net	81,300	77,396
Deferred income taxes (Note 10)	1,594	—
Equity method investments (Note 13)	2,356	2,139
Other assets	3,938	3,652
Total assets	$300,072	$302,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$67,040	$84,411
Related party accounts payable (Note 4)	5,687	2,131
Accrued expenses	35,394	39,570
Deferred income taxes (Note 10)	20,807	18,807
Short-term borrowings and current portion of long-term debt (Note 9)	39,437	19,107
Total current liabilities	168,365	164,026
Long-term debt (Note 9)	21,043	16,300
Related party note payable (Note 4 and Note 9)	584	600
Deferred rent	6,843	7,444
Deferred income taxes (Note 10)	—	406
Liability for uncertain tax positions	424	412
Long-term capital lease obligation	1,419	1,554
Total non-current liabilities	30,313	26,716
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 22,822,008 and 22,348,072 shares issued and 14,848,147 and 15,339,007 shares outstanding at August 2, 2014 and February 1, 2014, respectively	228	223
Additional paid-in capital	96,525	96,072
Treasury stock, at cost,7,973,861 and 7,009,065 shares repurchased at August 2, 2014 and February 1, 2014, respectively	(54,914)	(52,840)
Retained earnings	56,704	65,360
Accumulated other comprehensive income	154	104
Total Books-A-Million stockholders’ equity	98,697	108,919
Noncontrolling interest	2,697	3,071
Total equity	101,394	111,990
Total liabilities and stockholders’ equity	$300,072	$302,732
See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Revenues
Net sales	$107,556	$108,397	$210,699	$211,623
Other revenue	750	431	1,390	797
Total revenues	108,306	108,828	212,089	212,420
Cost of products sold, including warehouse distribution and store occupancy costs	77,299	77,849	152,682	152,985
Gross profit	31,007	30,979	59,407	59,435
Operating, selling and administrative expenses	29,087	29,203	58,567	58,466
Depreciation and amortization	4,353	4,444	8,817	8,721
Operating loss from continuing operations	(2,433)	(2,668)	(7,977)	(7,752)
Interest expense, net	569	430	1,126	893
Loss from continuing operations, before income taxes	(3,002)	(3,098)	(9,103)	(8,645)
Income tax expense (Note 10)	17	6,096	34	4,074
Net loss from continuing operations before equity method investments	(3,019)	(9,194)	(9,137)	(12,719)
Net income (loss) on equity method investments	53	144	168	(2)
Net loss from continuing operations	(2,966)	(9,050)	(8,969)	(12,721)
Loss from discontinued operations	—	(81)	—	(114)
Net loss	(2,966)	(9,131)	(8,969)	(12,835)
Less: net income (loss) attributable to noncontrolling interest	50	(21)	(374)	(21)
Net loss attributable to Books-A-Million	$(3,016)	$(9,110)	$(8,595)	$(12,814)
Net loss per share attributable to Books-A-Million:
Basic and Diluted
Net loss from continuing operations	$(0.21)	$(0.61)	$(0.59)	$(0.86)
Net loss from discontinued operations	—	(0.01)	—	(0.01)
Net loss per common share	$(0.21)	$(0.62)	$(0.59)	$(0.87)
Weighted average number of shares outstanding	14,234	14,673	14,517	14,758
See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net loss	$(2,966)	$(9,131)	$(8,969)	$(12,835)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2)	(40)	50	(38)
Total other comprehensive income (loss), net of tax	(2)	(40)	50	(38)
Total comprehensive loss	(2,968)	(9,171)	(8,919)	(12,873)
Comprehensive income (loss) attributable to noncontrolling interest	50	(21)	(374)	(21)
Comprehensive loss attributable to Books-A-Million	$(3,018)	$(9,150)	$(8,545)	$(12,852)
See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
Cash Flows from Operating Activities:
Net loss	$(8,969)	$(12,835)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,817	8,727
Amortization of debt issuance costs	149	125
Amortization of lease rights	68	120
Stock-based compensation	403	328
Loss on impairment of assets	386	251
Loss on disposal of property and equipment	642	105
Deferred income taxes	—	3,633
Excess tax expense from stock-based compensation	—	(44)
Bad debt expense	(15)	3
Net loss (income) on equity method investment	(168)	2
(Increase) decrease in assets, net of acquisition:
Accounts receivable	1,358	(209)
Related party receivables	(174)	272
Inventories	4,683	(1,116)
Prepayments and other assets	279	(1,747)
Noncurrent assets	(527)	(158)
Increase (decrease) in liabilities, net of acquisition:
Trade accounts payable	(17,371)	(23,213)
Related party accounts payable	3,556	(332)
Accrued income taxes	(6)	58
Accrued expenses and deferred rent	(5,009)	(4,418)
Total adjustments	(2,929)	(17,613)
Net cash used in operating activities	(11,898)	(30,448)
Cash Flows from Investing Activities:
Capital expenditures	(13,940)	(19,520)
Proceeds from disposal of property and equipment	557	624
Acquisition of equity method investment	—	(1,780)
Acquisition of controlling interest in Yogurt Mountain Holding, LLC, net of cash acquired	—	(48)
Net cash used in investing activities	(13,383)	(20,724)
Cash Flows from Financing Activities:
Short-term borrowings	109,695	144,150
Repayments of short-term borrowings	(89,375)	(98,800)
Proceeds from the issuance of long-term debt	5,000	13,222
Debt issuance costs	—	(863)
Principal payments on debt	(268)	—
Principal payments on capital lease obligations	(252)	(124)
Proceeds from the issuance of common stock under employee stock purchase plan	55	62
Purchase of treasury stock	(2,074)	(975)
Excess tax (expense) from stock-based compensation	—	44
Dividends paid	(30)	—
Net cash provided by financing activities	22,751	56,716
Net increase (decrease) in Cash and Cash Equivalents	(2,530)	5,544
Cash and Cash Equivalents at Beginning of Period	9,926	4,988
Cash and Cash Equivalents at End of Period	$7,396	$10,532
Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$873	$891
Net income taxes (refunds)	$(392)	$1,806
Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$903	$13
See notes to condensed consolidated financial statements.

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Books-A-Million, Inc. and its subsidiaries (collectively, the "Company"). The Company consists of Books-A-Million, Inc. and its ten subsidiaries: American Wholesale Book Company, Inc., booksamillion.com, inc., BAM Card Services, LLC, Preferred Growth Properties, LLC, PGP Florence, LLC, PGP Gardendale, LLC, PGP Fayetteville, LLC, PGP Jacksonville, LLC, Pickering Partners, LLC, and Yogurt Mountain Holding, LLC. All inter-company balances and transactions have been eliminated in the consolidation. For a discussion of the Company’s business segments, see Note 7, "Business Segments."
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain financial information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, and the results of its operations and cash flows for the periods presented.
Like many retailers, the Company's retail trade segment and electronic commerce segment is seasonal, with a large portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. Thus, the quarterly results of operations are not necessarily indicative of annual results.
Certain reclassifications for discontinued operations and other insignificant reclassifications of amounts included in this report for prior periods were necessary to conform to the presentation of the thirteen and twenty-six weeks ended August 2, 2014.
Stock-Based Compensation
The Company’s pre-tax compensation cost for stock-based employee compensation was approximately $0.2 million for each of the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively. The Company’s pre-tax compensation cost for stock-based employee compensation was approximately $0.4 million and $0.3 million for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively.
2005 Incentive Award Plan
During 2005, the Company adopted and the Company’s stockholders approved the Books-A-Million, Inc. 2005 Incentive Award Plan (as amended, the "2005 Plan"). On May 30, 2014, the stockholders of the Company approved an additional 1,500,000 shares available for issuance under the 2005 Plan and an extension of the expiration date of the 2005 Plan from June 1, 2015 to June 1, 2018. An aggregate of 3,500,000 shares of common stock may be awarded under the 2005 Plan. From June 1, 2005 through August 2, 2014, equity awards under the 2005 Plan have consisted solely of awards of restricted stock. As of August 2, 2014, the number of shares of common stock reserved for issuance under the 2005 Plan for outstanding stock-based awards was 1,395,240 shares.

A summary of the status of unvested restricted stock grants to employees and directors under the 2005 Plan for the twenty-six weeks ended August 2, 2014 is as follows (shares in thousands):

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Twenty-Six Weeks Ended August 2, 2014
	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	551	$3.39
Shares granted	476	2.23
Shares vested	(18)	3.22
Shares forfeited	(26)	2.38
Shares at end of period	983	$2.86
The Company’s unvested restricted stock participates in any dividends declared and retains voting rights for the granted shares.
Other Information
As of August 2, 2014, the Company had approximately $1.4 million of total unrecognized compensation cost related to unvested awards granted under the 2005 Plan, which it expects to recognize over the following fiscal years:

Fiscal Year	Unrecognized Stock-Based Compensation Expense (in thousands)
2015	$463
2016	689
2017	222
2018	4
Total	$1,378
The Company maintains an employee stock purchase plan (as amended, the "Amended and Restated Employee Stock Purchase Plan") under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. At inception of the Amended and Restated Employee Stock Purchase Plan, an aggregate of 600,000 shares were available for issuance to participants. The Company received cash proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during each of the twenty-six weeks ended August 2, 2014 and August 3, 2013 of $0.1 million. The impact of these cash receipts is included in financing activities in the accompanying condensed consolidated statements of cash flows.

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: (1) identify the contract with a customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within that year. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption through a cumulative adjustment. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08, among other things, raises the threshold for disposals to qualify as discontinued operations. Under ASU 2014-08, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. ASU 2014-08 also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This ASU is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year. Early adoption of ASU 2014-08 is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. As a result of ASU 2014-08, the Company will no longer be required to present individual store closures as discontinued operations. The Company reviews the profitability trends and prospects of its existing stores and closes or relocates under-performing stores as part of its retail strategy. For this reason, a store closure does not represent a strategic shift that will have a major effect on the Company's operations and financial results, as defined by ASU 2014-08. The Company elected to early adopt ASU 2014-08 in the first quarter of fiscal year 2015. The Company will continue to present discontinued operations for all stores as previously presented in the Company's fiscal 2014 Annual Report on Form 10-K. During the twenty-six weeks ended August 2, 2014, there were no stores closed that would be considered discontinued operations.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. ASU 2013-11 provides guidance related to the financial statement presentation of uncertain tax positions (FIN 48) when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted ASU 2013-11 in the first quarter of fiscal year 2015. There was no material impact to the Company's financial statements resulting from the adoption of ASU 2013-11.

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
For the thirteen and twenty-six weeks periods ended August 2, 2014 and August 3, 2013, certain share based payments were outstanding but were excluded from the computation of diluted weighted average shares outstanding because their effect would have been anti-dilutive due to the net loss in all periods presented.
4. Related Party Transactions
Charles C. Anderson, Chairman Emeritus and a former director of the Company, Terry C. Anderson, a director of the Company, and Clyde B. Anderson, the Executive Chairman and a director of the Company, have controlling ownership

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

interests in other entities with which the Company conducts business. Significant transactions between the Company and these various other entities are summarized in the following paragraphs.
The Company purchases a portion of its in-store merchandise from a subsidiary of Anderson Media Corporation ("Anderson Media"), an affiliate of the Company through common ownership. During the twenty-six weeks ended August 2, 2014 and August 3, 2013, purchases of these items from Anderson Media totaled $11.1 million and $8.4 million, respectively. Amounts payable to Anderson Media at August 2, 2014 and February 1, 2014 were $5.1 million and $1.3 million, respectively. Amounts receivable from Anderson Media related to retail display allowances and shipping costs as of August 2, 2014 and February 1, 2014 were $0.3 million and $0.1 million, respectively. The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. ("Anderson Press"), an affiliate of the Company through common ownership. During the twenty-six weeks ended August 2, 2014 and August 3, 2013, such purchases from Anderson Press totaled $0.3 million and $0.2 million, respectively. Amounts payable to Anderson Press at August 2, 2014 and February 1, 2014 were $0.3 million and $0.2 million, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD ("Anco Far East"), an affiliate of the Company through common ownership. The total amount paid to Anco Far East was $0.4 million during each of the twenty-six weeks ended August 2, 2014 and August 3, 2013. These amounts paid to Anco Far East included the actual cost of the product, as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $30,000 during each of the twenty-six weeks ended August 2, 2014 and August 3, 2013. Amounts payable to Anco Far East at August 2, 2014 and February 1, 2014 were $0.1 million and $0.2 million, respectively.
The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. The lease was amended in the second quarter of fiscal 2015 to extend the term 10 years ending on May 31, 2024. During each of the twenty-six weeks ended August 2, 2014 and August 3, 2013, the Company paid rent of $0.1 million to the trust under this lease. Anderson & Anderson LLC ("A&A"), an affiliate of the Company through common ownership, also leases two buildings to the Company. The Company’s leases with A&A expire on February 28, 2017. During each of the twenty-six weeks ended August 2, 2014 and August 3, 2013, the Company paid A&A a total of $0.2 million in connection with such leases. The total of minimum future rental payments under all of these related party leases was $0.8 million at August 2, 2014. The Company also subleases a portion of its leased corporate office space in Birmingham, Alabama to Anderson Growth Partners, LLC ("Anderson Growth Partners"), an affiliate of the Company through common ownership. The sublease with Anderson Growth Partners will expire on May 23, 2020. During the twenty-six weeks ended August 2, 2014 and August 3, 2013, the Company received approximately $50,000 and zero, respectively, in rental payments from Anderson Growth Partners. The total of minimum future rental payments to the Company under this lease was $0.6 million at August 2, 2014.
The Company leases property to Hibbett Sports, Inc. ("Hibbett"), a sporting goods retailer in the United States. The Company’s lease on the property with Hibbett expires in February 2017. Albert C. Johnson, who served as a director of the Company until May 30, 2014, and Terrance G. Finley, Chief Executive Officer and President of the Company, are members of Hibbett’s Board of Directors. During each of the twenty-six weeks ended August 2, 2014 and August 3, 2013, the Company received $56,000 in rent payments from Hibbett. The total of minimum future rental payments under this related party lease was $0.3 million at August 2, 2014.
The Company, A&A, American Promotional Events, Inc., Anderson Growth Partners and Anderson Press (collectively the "Co-ownership Group") co-own two airplanes that are used by the Company in its business. The Company owns a 19.7% interest in these airplanes. During the twenty-six weeks ended August 2, 2014 and August 3, 2013, the Company was billed $0.2 million and $0.4 million, respectively, by the Co-ownership Group under a cost sharing arrangement for the Company’s use of the airplanes. The expenses that the Company pays for airplane use cover all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs. Additionally, in conjunction with the acquisition of one of the previously mentioned airplanes, on July 31, 2013, the Company, along with other members of the Co-ownership Group, entered into a promissory note with Aircraft SPE 2013, LLC for the purpose of repaying the indebtedness incurred by Aircraft SPE 2013, LLC for the acquisition of the airplane. The principal amount of the Company’s note is $0.6 million and matures on September 1, 2018. The note bears interest equal to the thirty-day LIBOR rate plus 2.75%. The Company is required to make periodic payments of principal and interest over the term of the loan, with interest calculated as if the loan were outstanding over a 15 years term, with a balloon payment for any remaining principal and interest balance at the September 1, 2018 maturity date. The outstanding balance of the note at August 2, 2014 was $0.6 million.

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company and Anderson Private Capital Partners I, L.P. ("APCP") each holds a 50% ownership interest in Yogurt Mountain Holding, LLC ("Yogurt Mountain"). APCP is an affiliate of the Company through common ownership. Upon the Company’s and APCP’s acquisition of an equity interest in Yogurt Mountain, APCP and the Company entered into a line of credit agreement (the "Line of Credit") with Yogurt Mountain pursuant to which the Company and APCP each committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015, bearing interest at 9.0%. Yogurt Mountain must pay an annual commitment fee of 0.25% on the unused portion of the commitment. The proceeds from the Line of Credit must be used by Yogurt Mountain for the purpose of new store growth capital requirements. Effective November 14, 2011, the Company and APCP entered into a Forbearance Agreement with Yogurt Mountain, raising the interest rate to 11.0% and limiting the borrowings under the line of credit to $1.0 million each. The Company and APCP entered into an Amendment to the Line of Credit Loan Agreement (the "Amended Loan Agreement") effective March 25, 2013. The Amended Loan Agreement allows Yogurt Mountain to use the remaining availability of $0.5 million from each of the Company and APCP’s Line of Credit to finance capital expenditures, or such other purposes as approved by the Company and APCP. During December 2013, the Company and APCP entered into an agreement with Yogurt Mountain to settle the debt and accrued interest Yogurt Mountain owed the two entities under the Line of Credit. The agreement stipulated that the debt owed, $1.0 million due to APCP and $1.0 million due to the Company, as of the date of the agreement, be converted to capital contributions to Yogurt Mountain, fully satisfying the obligations. At February 1, 2014, the Company’s equity interest in Yogurt Mountain has been eliminated, and the conversion of APCP’s $1.0 million portion owed to it under the Line of Credit to equity in Yogurt Mountain is shown as an increase to noncontrolling interest. See Note 14, "Variable Interest Entities," for additional information regarding the Company’s ownership interest in Yogurt Mountain. All related party transactions between the Company and Yogurt Mountain subsequent to the Company’s consolidation of Yogurt Mountain have been eliminated for the twenty-six weeks ended August 2, 2014. For the twenty-six weeks ended August 2, 2014, the Company paid $0.1 million in franchise fees, royalty fees and other costs associated with the Company’s franchise of Yogurt Mountain stores within the Company’s stores, and received $0.2 million from Yogurt Mountain for monitoring fees, professional fees and rent.
The Company and Anco Far East have equity interests in That Company Called IF, Limited ("IF") of 25% and 45%, respectively. See Note 13, "Equity Method Investments," for additional information regarding the Company’s investment in IF. During each of the twenty-six weeks ended August 2, 2014 and August 3, 2013, the Company purchased items from IF in the amount of $0.1 million. The Company had amounts payable to IF of $0 at August 2, 2014.
During the fourth quarter of fiscal 2014, the company sold 100 units of limited liability company interests of its PGP subsidiary to four investors, three of whom are related parties and serve as executive officers of the Company, Terrance G. Finley, Chief Executive Officer and President, R. Todd Noden, Executive Vice President and Chief Financial Officer, and James F. Turner, Executive Vice President/Real Estate and Business Development. The units were valued at $10,000 each. 40 units were purchased by Mr. Finley for $0.4 million, 20 units were purchased by Mr. Noden for $0.2 million, 20 units were purchased by Mr. Turner for $0.2 million, and 20 units were purchased by a non-executive employee for $0.2 million. The 100 units equated to a 5.1% interest in PGP, with the Company owning the remaining 94.9% of PGP units. The equity of PGP owned by the four investors is presented as a component of noncontrolling interest within the condensed consolidated financial statements. During the second quarter of fiscal 2015, a dividend was paid to PGP unit holders, representing dividends for the first and second quarters of fiscal 2015. Messrs. Finley, Noden and Turner collectively received $24,000 with respect to this dividend payment. The Company also has dividends payable to these three related party investors of $24,000 collectively at August 2, 2014.

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Commitments and Contingencies
The Company is a party to various legal proceedings incidental to its business. The Company accrues for costs related to these matters when a loss is probable and the amount of the ultimate liability can be reasonably estimated. In the opinion of management, after consultation with legal counsel, there were no matters that required an accrual as of August 2, 2014 or February 1, 2014, nor were there any asserted or unasserted claims for which material losses are reasonably possible.
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
The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of possible obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at August 2, 2014 or February 1, 2014, as such potential liabilities were not probable at such dates.
6. Inventories
The Company utilizes the last-in, first-out ("LIFO") method of accounting for inventories. An actual valuation under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. The cumulative difference between replacement and current cost of inventory over stated LIFO value was $4.8 million and $4.6 million as of August 2, 2014 and February 1, 2014, respectively. The estimated replacement cost of inventory is the current first-in, first-out ("FIFO") value. Inventory balances at August 2, 2014 and February 1, 2014 were as follows (dollars in thousands):

	August 2, 2014	February 1, 2014
Inventories (at FIFO)	$199,693	$204,220
LIFO reserve	(4,792)	(4,636)
Net inventories	$194,901	$199,584

BOOKS-A MILLION, INC. AND SUBSIDIARIES
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
The Company’s three reportable segments are three distinct business units: a traditional retailer of book and related merchandise, a seller of book and related merchandise primarily over the Internet, and a real estate business that owns, develops and leases commercial retail real estate. The retail trade segment makes up the majority of the Company’s sales and includes the bookstore locations and its distribution center operations, as well as Yogurt Mountain owned stores and franchises. These businesses all share similar economic characteristics and, therefore, have been aggregated into the retail trade segment. Through the distribution center operations, the Company also sells books and general merchandise to outside parties on a wholesale basis. These wholesale sales are not material. The electronic commerce trade segment is managed separately from the retail trade segment due to divergent technology and marketing requirements. Both the retail trade segment and the electronic commerce trade segment derive revenues primarily from the sale of books, magazines and general merchandise, including gifts, cards, games, toys, collectibles, music, DVDs, electronic devices and accessories. The real estate development and management segment is managed separately from the retail trade and electronic commerce trade segments, with a focus on deriving revenues through developing and leasing commercial retail real estate for purposes of earning rental income. Currently, the Company owns and operates four shopping centers located in Florence, Alabama, Gardendale, Alabama, Fayetteville, North Carolina and Jacksonville, Florida, comprised of an aggregate total of 316,000 square feet. The Jacksonville, Florida property was purchased in July 2014 for $5.3 million.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Segment Information (in thousands)
Net Revenue
Retail Trade	$106,346	$106,152	$208,205	$207,526
Electronic Commerce Trade	4,402	5,562	9,322	11,244
Real Estate Development and Management	678	409	1,316	774
Intersegment Sales Elimination	(3,120)	(3,295)	(6,754)	(7,124)
Net Revenue	$108,306	$108,828	$212,089	$212,420
Operating Gain (Loss) from Continuing Operations
Retail Trade	$(4,072)	$(2,673)	$(8,368)	$(7,659)
Electronic Commerce Trade	417	121	227	150
Real Estate Development and Management	313	87	602	208
Intersegment Elimination of Certain Costs	909	(203)	(438)	(451)
Total Operating Loss from Continuing Operations	$(2,433)	$(2,668)	$(7,977)	$(7,752)

	August 2, 2014	February 1, 2014
Assets
Retail Trade	$260,769	$271,406
Electronic Commerce Trade	1,372	1,501
Real Estate Development and Management	37,931	29,825
Total Assets	$300,072	$302,732
A reconciliation of operating loss from reportable segments to loss from continuing operations before income taxes in the condensed consolidated financial statements is as follows:

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Reportable segments operating loss	$(2,433)	$(2,668)	$(7,977)	$(7,752)
Interest expense, net	569	430	1,126	893
Consolidated loss from continuing operations before income taxes	$(3,002)	$(3,098)	$(9,103)	$(8,645)
For the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively, sales by merchandise category related to our retail trade and electronic commerce trade segments, as a percentage of total net sales, were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Books and magazines	71.6%	72.3%	71.2%	72.7%
General merchandise	12.4%	12.0%	12.6%	12.0%
Café and yogurt	5.7%	4.9%	5.7%	4.9%
Electronics, eBooks and accessories	1.2%	2.2%	1.2%	2.1%
Media	4.1%	3.2%	4.1%	2.9%
Other	5.0%	5.4%	5.2%	5.4%
Total	100.0%	100.0%	100.0%	100.0%
General merchandise consists of gifts, cards, games, toys, collectibles and similar types of products. Café and yogurt consists of coffee, tea, yogurt and other edible products, as well as gift items related to our Joe Muggs cafés. Media includes music, videos and software.
8. Discontinued Operations
The Company early adopted ASU 2014-08 for the thirteen weeks ended May 3, 2014 and as such no longer includes closed stores as discontinued operations. See Note 2, "Adoption of New Accounting Standards." For the twenty-six weeks ended August 2, 2014 and August 3, 2013, the Company has presented discontinued operations for four stores previously presented as discontinued operations in the Company's fiscal 2014 Annual Report on Form 10-K. For the thirteen weeks ended August 2, 2014 and August 3, 2013, the closed stores had sales of zero and $0.9 million, respectively, and a net loss of zero and $81,000, respectively. For the twenty-six weeks ended August 2, 2014 and August 3, 2013, the closed stores had sales of zero and $2.7 million, respectively, and a net loss of zero and $114,000, respectively.

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Short-term Borrowing and Long-term Debt
The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. On March 21, 2011, the Company entered into a credit agreement (the "Credit Agreement") for a revolving credit facility (the "Credit Facility") with Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which was originally scheduled to mature on March 21, 2016. On June 28, 2013, the Company entered into an Amended and Restated Credit Agreement with Bank of America whereby the parties agreed, among other things, (i) to extend the maturity date of the Credit Agreement to June 27, 2018, (ii) to lower the applicable margin to 1.50% - 2.00% for LIBOR loans and 0.50% - 1.00% on prime rate loans, and (iii) to lower the fee imposed on the unused portion of the loan to 0.25%. As of August 2, 2014, the maximum principal amount available under the Credit Facility was $119.2 million, based on the calculated borrowing base availability at that time. Interest on borrowings under the Credit Facility is determined based upon the LIBOR rate plus an applicable margin (as specified in the Amended and Restated Credit Agreement). Pursuant to the Amended and Restated Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company. Under the Amended and Restated Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit. The obligations of the Company under the Amended and Restated Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders. Additionally, the Amended and Restated Credit Agreement contains certain non-financial covenants. The Company was in compliance with these covenants at August 2, 2014.
As of August 2, 2014, there were outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) of $39.0 million, which bear interest at variable rates (with a weighted average of 1.87% as of August 2, 2014 based on the 7-day LIBOR rate plus the applicable spread as of such date). The Company had $18.7 million in borrowings outstanding under the Credit Facility (excluding the face amount of letters of credit issued thereunder) as of February 1, 2014. The face amount of letters of credit issued under the Credit Facility as of both August 2, 2014 and February 1, 2014 was $6.8 million. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the twenty-six weeks ended August 2, 2014 were $48.5 million and $41.4 million, respectively.
During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the "Bond"). As of both August 2, 2014 and February 1, 2014, there was $4.3 million outstanding under the Bond, which bears interest at a variable rate. The interest rate on the Bond was 1.25% at both August 2, 2014 and February 1, 2014. The bond is held by Wells Fargo Bank, National Association ("Wells Fargo"). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc. ("American Wholesale"), and Wells Fargo agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including booksamillion.com, inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally, and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which was $4.3 million and included in the aggregate letters of credit mentioned above as of August 2, 2014, for the benefit of Wells Fargo. The Company is obligated to repurchase the Bond on March 13, 2016 unless Wells Fargo exercises the option to extend the Bond’s maturity date up to December 1, 2019.
On July 18, 2013, the Company, through its subsidiary PGP Florence, LLC ("PGP Florence"), entered into a $12.6 million loan agreement with Protective Life Insurance Company for the purpose of financing PGP Florence's real estate development and leasing operations. The loan matures on August 1, 2033 and bears a fixed interest rate of 4.0%. The Company is required to make periodic payments of principal and interest over the term of the loan. The loan is secured by PGP Florence's real estate property, the Renaissance City Center located in Florence, Alabama. The loan agreement contains certain non-financial covenants. The Company was in compliance with these covenants at August 2, 2014. As of August 2, 2014, the outstanding balance of the loan was $12.2 million, of which $0.4 million was classified as short-term borrowings.

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 30, 2014, PGP Gardendale, LLC, a subsidiary of the Company ("PGP Gardendale"), entered into a $17.3 million loan agreement with Protective Life Insurance Company for the purpose of financing PGP Gardendale's real estate development and leasing operations. The loan is funded in increments with a first funding, as of May 30, 2014, in the principal amount of $5.0 million. Subsequent funding of the remaining $12.3 million balance is subject to PGP Gardendale's satisfaction of the lender's disbursement conditions. The loan matures on June 1, 2034 and bears a fixed interest rate of 5.0%. The Company is required to make periodic payments of principal and interest over the term of the loan beginning on July 1, 2015. The loan is secured by PGP Gardendale’s real estate property, the Magnolia City Place located in Gardendale, Alabama. As of August 2, 2014, the outstanding balance of the loan was $5.0 million and was classified as long-term debt.

10. Income Taxes
The Company’s income tax expense during the thirteen week period ended August 2, 2014 was $17 thousand on a pretax loss from continuing operations (inclusive of equity method investment income/loss) of $3.0 million, representing an effective tax rate of (0.58)%. In comparison, the Company’s income tax expense during the thirteen week period ended August 3, 2013 was $6.1 million on a pretax loss from continuing operations (inclusive of equity method investment income/loss) of $3.0 million, representing an effective tax rate of (206.4)%.
During the twenty-six week period ended August 2, 2014, the Company's income tax expense was $34 thousand on a pretax loss from continuing operations (inclusive of equity method investment income/loss) of $8.9 million, representing an effective tax rate of (0.38)%. In comparison, the Company’s income tax expense during the twenty-six week period ended August 3, 2013 was $4.1 million on a pretax loss from continuing operations (inclusive of equity method investment income/loss) of $8.6 million, representing an effective tax rate of (47.11)%.
The effective tax rate of (0.58)% and (0.38)% during the thirteen and twenty-six week periods ended August 2, 2014, respectively, primarily resulted from state income taxes. No income tax benefit was recognized during these fiscal 2015 periods for an increase in deferred tax assets because the valuation allowance against the Company’s deferred tax assets was increased by $0.7 million and $3.0 million in the thirteen and twenty-six week periods ended August 2, 2014. Such increases in the valuation allowance resulted in a full valuation allowance against deferred tax assets, except for a deferred tax asset of approximately $0.9 million at August 2, 2014 considered more-likely-than-not to be recognized from a source of taxable income associated with an increase in a deferred tax liability accounted for as a discrete item in the Company’s tax provision. The valuation allowance was increased because the Company has determined, based on the weight of all available positive and negative evidence, that it was not more likely than not that such deferred assets will be realized in the future.
The effective tax rate of (206.4)% and (47.1)% during the thirteen and twenty-six weeks ended August 3, 2013, respectively, primarily resulted from the establishment of a full valuation allowance against the Company’s net deferred tax assets (exclusive of a deferred tax liability with an indefinite reversal pattern) at August 3, 2013. The establishment of such full valuation allowance increased the Company’s valuation allowance by $1.2 million and $5.3 million during the thirteen and twenty-six weeks ended August 3, 2013, respectively. Such full valuation allowance was established because the Company had determined, based on the weight of all available positive and negative evidence, that it was not more likely than not that such deferred assets will be realized in the future.
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
As of August 2, 2014, the gross amount of unrecognized tax benefits, inclusive of estimated interest and penalties, due to uncertain tax positions was $0.4 million, all of which would affect the effective tax rate if recognized. The Company recognizes accrued estimated interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $0.2 million and $0.4 million, respectively, in estimated interest and penalties related to unrecognized tax benefits accrued as of August 2, 2014 and August 3, 2013.
11. Fair Value Measurements
The carrying amounts of other financial instruments reported on the balance sheet for current assets and current liabilities, excluding our short-term borrowings consisting of amounts outstanding under the Credit Facility as discussed below, approximate their fair values because of the short maturity of these instruments.

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At August 2, 2014, there was $39.0 million outstanding under the Credit Facility (excluding the face amount of letters of credit issued under the Amended and Restated Credit Agreement), $12.2 million outstanding under the PGP Florence commercial real estate debt, $5.0 million outstanding under the PGP Gardendale commercial real estate debt, $0.6 million outstanding related party debt, and $4.3 million outstanding under the Bond. Fair value approximates the carrying amount for the Credit Facility, the Bond and the related party debt, as the variable interest rates re-price frequently at observable current market rates, and as such their fair values are categorized as Level 2 (quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active) within the fair value hierarchy. The PGP Florence commercial real estate debt and the PGP Gardendale commercial real estate debt had estimated fair values of $12.2 million and $5.0 million, respectively, at August 2, 2014. These estimated fair values are based on similar transactions and yields in an active market for similarly rated debt, thus categorized as a Level 2 within the fair value hierarchy.
12. Gift Card Revenue Recognition
The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote based on historical trends (gift card breakage) and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Breakage income for each of the thirteen weeks ended August 2, 2014 and August 3, 2013 was $0.3 million. Breakage income for each of the twenty-six weeks ended August 2, 2014 and August 3, 2013 was $0.4 million.
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
The Company previously held an equity method investment in Yogurt Mountain, which consisted of a 40% equity interest in Yogurt Mountain. Yogurt Mountain was formed for the purpose of developing and operating retail yogurt stores and franchising retail yogurt stores to third party franchisees. In March 2010, the Company acquired its equity interest in Yogurt Mountain for $3.0 million. During the thirteen weeks ended August 3, 2013, the Company increased its ownership percentage in Yogurt Mountain to 50% and, as a result, gained a controlling interest in Yogurt Mountain. The Company therefore ceased accounting for Yogurt Mountain under the equity method of accounting and has consolidated Yogurt Mountain for all periods subsequent to its acquisition of a controlling interest.
14. Variable Interest Entities
The Company increased its ownership percentage in Yogurt Mountain during the thirteen weeks ended August 3, 2013 from 40% to 50%, with the remaining 50% ownership held by APCP (see Note 4, "Related Party Transactions"). The Company’s investment in Yogurt Mountain was previously accounted for as an equity method investment. The Company applied ASC 810-10 and determined that Yogurt Mountain was a variable interest entity ("VIE"). An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result of the increase in the Company’s ownership of Yogurt Mountain, the Company determined that both the Company and APCP hold an equal 50% interest in Yogurt Mountain and that both parties equally share in the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE. However, the existence of the related party relationship between the Company and APCP required the Company to evaluate which entity was more closely associated with Yogurt Mountain. The Company determined that, due to the similarity of its business with that of Yogurt Mountain’s, as well as its involvement with the management of the business, the Company was more closely associated with Yogurt Mountain than APCP and, therefore, was required to consolidate Yogurt

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Mountain. The Company’s investment in Yogurt Mountain, plus any guarantees related to Yogurt Mountain, totaled approximately $3.1 million at August 2, 2014, representing the Company’s maximum exposure to loss. The assets and liabilities of Yogurt Mountain were not material to the Company’s consolidated financial statements at August 2, 2014. Creditors of Yogurt Mountain do not have recourse against the general credit of the Company.
15. Subsequent Events

On August 18, 2014, PGP Fayetteville, LLC ("PGP Fayetteville"), a wholly owned subsidiary of the Company, completed a $3.2 million loan agreement with Protective Life Insurance Company for the purpose of financing PGP Fayetteville's real estate development and leasing operations. The loan matures in 2034 and bears a fixed interest rate of 4.625%.

16. Accumulated Other Comprehensive Income
The following table presents the changes in accumulated other comprehensive income by component for the twenty-six weeks ended August 2, 2014 and August 3, 2013, net of tax (in thousands).

	Foreign Currency Translation Adjustment	Total
Beginning balance as of February 1, 2013	$—	$—
Other comprehensive income before reclassifications	$(38)	$(38)
Net current-period other comprehensive income	$(38)	$(38)
Ending balance as of August 2, 2013	$(38)	$(38)

Beginning balance as of February 1, 2014	$104	$104
Other comprehensive income before reclassifications	50	50
Net current-period other comprehensive income	50	50
Ending balance as of August 2, 2014	$154	$154

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company's specific market areas; inflation or deflation; economic conditions in general and in the Company's specific market areas, including the length of time that the United States economy remains in the current state of limited economic growth; the number of store openings and closings; the profitability of certain product lines and business segments, capital expenditures and future liquidity; liability and other claims asserted against the Company; the impact of electronic books and e-content; uncertainties related to the Internet and the Company's Internet operations; the successful development of the properties held by the Company in connection with the Company’s real estate development and management segment and the Company’s ability to lease these properties; and the factors described in Part I, Item 1A, "Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Please refer to the Company’s annual, quarterly and periodic reports on file with the Securities and Exchange Commission for a more detailed discussion of these and other risks that could cause results to differ materially. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General
The Company, founded in 1917, is principally a retailer of books, media and general merchandise through both its physical operations and its online store, booksamillion.com. As of August 2, 2014, the Company operated 256 retail book stores, including 194 superstores, concentrated in the eastern United States. Also included in the Company’s retail operations is the operation of Yogurt Mountain, a retailer and franchisor of self-serve frozen yogurt stores with 44 locations. The Company also develops and manages commercial retail real estate. Currently, the Company owns and operates four shopping centers located in Florence, Alabama, Gardendale, Alabama, Fayetteville, North Carolina and Jacksonville, Florida, comprised of an aggregate total of 316,000 square feet.
The Company has three reportable operating segments: retail trade; electronic commerce trade; and real estate development and management. The Company's retail strategy consists of expanding product offerings and opening stores in new and existing market areas. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats. From August 3, 2013 to August 2, 2014, we opened 10 stores, closed 9 stores, converted 3 stores, relocated 3 stores, increasing our store count to 256. The strategy of our electronic commerce trade segment focuses on expanding the Company’s product offerings and increasing traffic to the Company’s online website through effective marketing programs and promotional activities. Our real estate strategy consists of developing and managing real estate to generate rental income.
The performance of the Company’s retail trade segment is partially measured based on comparable store sales, which is similar to most retailers, and by its ability to effectively manage expenses. Comparable store sales are determined each fiscal month during the year based on all stores that have been open at least 12 full fiscal months as of the first day of the fiscal month. Closed stores are considered comparable through the last complete fiscal month of operations.  Remodeled and relocated stores are also included as comparable stores. The method of calculating comparable store sales varies across the retail industry. As a result, the Company's calculation of comparable store sales is not necessarily comparable to similarly titled measures reported by other companies. The factors affecting the future trend of comparable store sales include, among others, overall demand for products that the Company sells and the Company’s marketing programs, pricing strategies, store operations and competition. Strong vendor relationships are also a key driver to our success. Consolidation of vendors could have a negative impact on our results, as it could hamper our ability to negotiate pricing and terms as well as cooperative advertising arrangements. Expense management for the Company’s retail trade segment focuses primarily on managing payroll, inventory levels and other operating expenses. The performance of the electronic commerce trade segment is driven by promoting and increasing traffic to the Company's online website, improving the customer experience while on the website, expanding product offerings, including e-content and traditional merchandise as found in our retail locations, and minimizing shipping costs. The performance of the Company’s real estate development and management segment is driven by the ability to effectively locate and develop its properties for lease to tenants and manage the operating costs of the properties.

The Company’s business through its retail trade segment and electronic commerce trade segment, like that of many retailers, is seasonal, with a large portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. In recent years, the Company’s financial performance has been significantly impacted by a number of factors, including slow economic recovery, increased online competition and the expanding digital market. However, the Company has also benefited from reduced physical bookstore competition in the marketplace. The changes in the electronic content channels have occurred over a relatively short time period, which has made the overall impact on physical book sales in the future, although negative, difficult to quantify. The Company is adjusting its merchandising strategy to deal with these marketplace changes by shifting its product mix toward non-book categories, including gifts, cards, games, toys, collectibles, music, DVDs, electronic devices and accessories. The Company’s success in achieving this shift is dependent upon being responsive to cultural trends that influence the products that the Company sells. The Company has also adjusted its strategy by expanding the Company’s real estate development and management operations, an area that management believes can provide future growth opportunities for the Company.
Results of Operations
Total revenue
The following table sets forth net revenue data by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 2, 2014	% of Revenue	August 3, 2013	% of Revenue	August 2, 2014	% of Revenue	August 3, 2013	% of Revenue
Retail Trade	$106,346	98.2%	$106,152	97.5%	$208,205	98.2%	$207,526	97.7%
Electronic Commerce Trade	4,402	4.1%	5,562	5.1%	9,322	4.4%	11,244	5.3%
Real Estate Development and Management	678	0.6%	409	0.4%	1,316	0.6%	774	0.4%
Intersegment Sales Elimination	(3,120)	(2.9)%	(3,295)	(3.0)%	(6,754)	(3.2)%	(7,124)	(3.4)%
Total Revenue	$108,306	100.0%	$108,828	100.0%	$212,089	100.0%	$212,420	100.0%
During the thirteen weeks ended August 2, 2014, total revenue decreased $0.5 million, or 0.5%, to $108.3 million from $108.8 million during the thirteen weeks ended August 3, 2013. Total revenue decreased $0.3 million, or 0.1%, to $212.1 million during the twenty-six weeks ended August 2, 2014 from $212.4 million during the twenty-six weeks ended August 3, 2013. The changes by segments were as follows:

•
Retail trade revenue for the thirteen weeks ended August 2, 2014 increased $0.1 million, or 0.1%, to $106.3 million from $106.2 million during the same period a year ago and accounted for 98.2% of the Company’s total revenue. The increase was primarily due to an increase in sales at comparable stores and the inclusion of Yogurt Mountain as a result of the Company's consolidation of the entity upon its acquisition of a controlling interest on July 19, 2013. Comparable store sales for the retail trade segment for the thirteen weeks ended August 2, 2014 increased 0.8% when compared to the same thirteen week period for the prior year. The increase in comparable store sales for the thirteen week period ended August 2, 2014 was primarily due to improvement in our core book business and general merchandise offset by decreased sales of electronic accessories and magazines. Retail trade revenue for the twenty-six weeks ended August 2, 2014 increased $0.7 million, or 0.3%, to $208.2 million from $207.5 million during the same period a year ago and accounted for 98.2% of the Company’s total revenue. The increase was primarily due to inclusion of sales of Yogurt Mountain as a result of the Company’s consolidation of the entity upon its acquisition of a controlling interest on July 19, 2013, offset by lower comparable store sales. Yogurt Mountain sales for the twenty-six weeks ended August 2, 2014 were $3.6 million, compared to $0.8 million for the post-consolidation period last year. Comparable store sales for the retail trade segment for the twenty-six weeks ended August 2, 2014 decreased 0.6% when compared to the same thirteen week period for the prior year. The decrease in comparable store sales for the twenty-six weeks ended August 2, 2014 was primarily due to decreased sales in certain book categories and magazines, slightly offset by increased sales of media and general merchandise.

•
Electronic commerce trade revenue for the thirteen weeks ended August 2, 2014 decreased $1.2 million, or 27.3%, to $4.4 million from $5.6 million during the same period a year ago and accounted for 4.1% of the Company’s total revenue. The decrease was due primarily to lower sales of eReader devices as well as decreases in traditional internet book sales. Electronic commerce trade revenue for the twenty-six weeks ended August 2, 2014 decreased $1.9 million, or 20.4%, to $9.3 million from $11.2 million during the same period a year ago and accounted for 4.4% of the Company’s total revenue. The decrease was due primarily to lower sales of eReader devices as well as decreases in traditional internet book sales.

•
Real estate development and management revenue for the thirteen weeks ended August 2, 2014 increased $0.3 million, or 42.9%, to $0.7 million from $0.4 million during the same period a year ago and accounted for 0.6% of the Company’s total revenue. The increase during this period was primarily due to an increase in rental revenue as a result of the Company's purchase of a shopping center in Fayetteville, North Carolina, in the first quarter of fiscal 2015, the purchase of a shopping center in Jacksonville, Florida in the second quarter of fiscal 2015 and the purchase of a shopping center in Gardendale, Alabama in the second quarter of fiscal 2014. Real estate development and management revenue for the twenty-six weeks ended August 2, 2014 increased $0.5 million, or 38.5%, to $1.3 million from $0.8 million during the same period a year ago and accounted for 0.6% of the Company’s total revenue. The increase during this period was primarily due to an increase in rental revenue as a result of the Company's purchase of a shopping center in Fayetteville, North Carolina, in the first quarter of fiscal 2015, the purchase of a shopping center in Jacksonville, Florida in the second quarter of fiscal 2015 and the purchase of a shopping center in Gardendale, Alabama in the second quarter of fiscal 2014.

•
The intersegment sales elimination primarily represents sales from retail trade to electronic commerce trade and has decreased in the thirteen week and twenty-six week periods ended August 2, 2014 due to fewer sales from the electronic commerce trade segment.

Gross profit
The following table sets forth gross profit data by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 2, 2014	% of Revenue	August 3, 2013	% of Revenue	August 2, 2014	% of Revenue	August 3, 2013	% of Revenue
Retail Trade	$30,071	28.3%	$30,098	28.4%	$57,574	27.7%	$57,798	27.9%
Electronic Commerce Trade	584	13.3%	763	13.7%	1,162	12.5%	1,495	13.3%
Real Estate Development and Management	576	85.0%	408	99.8%	1,109	84.3%	773	99.9%
Intersegment Sales Elimination	(224)	7.2%	(290)	8.8%	(438)	6.5%	(631)	8.9%
Gross Profit	$31,007	28.6%	$30,979	28.5%	$59,407	28.0%	$59,435	28.0%
During each of the thirteen weeks ended August 2, 2014 and August 3, 2013, total gross profit was $31.0 million. For the thirteen weeks ended August 2, 2014, gross profit as a percentage of revenue increased to 28.6% from 28.5% during the same period a year ago. Gross profit was $59.4 million during each of the twenty-six weeks ended August 2, 2014 and August 3, 2013. Gross profit as a percentage of revenue was 28.0% for both periods. The changes by segments were as follows:

•
Retail trade gross profit for each of the thirteen weeks ended August 2, 2014 and August 3, 2013 was $30.1 million. For the thirteen weeks ended August 2, 2014, retail trade gross profit as a percentage of revenue decreased to 28.3% from 28.4% during the same period a year ago. The decrease in gross profit rate was a result of lower leverage on occupancy costs, offset by improved merchandise gross profit rate due to the mix of sales. Retail trade gross profit for the twenty-six weeks ended August 2, 2014 decreased $0.2 million, or 0.3%, to $57.6 million from $57.8 million during the same period a year ago. Retail trade gross profit as a percentage of revenue decreased to 27.7% from 27.9% during the same period a year ago. The decrease in gross profit rate was primarily the result of lower leverage on occupancy costs offset by improved merchandise gross profit rate due to the mix of sales.

•
Electronic commerce trade gross profit for the thirteen weeks ended August 2, 2014 decreased $0.2 million, or 33.3%, to $0.6 million from $0.8 million during the same period a year ago. Electronic commerce trade gross profit as a percentage of revenue decreased to 13.3% from 13.7% during the same period a year ago. The decrease in gross profit as a percentage of revenue was due to lower revenue and higher product costs. Electronic commerce trade gross profit for the twenty-six weeks ended August 2, 2014 decreased $0.3 million, or 25.0%, to $1.2 million from $1.5 million during the same period a year ago. Electronic commerce trade gross profit as a percentage of revenue decreased to 12.5% from 13.3% during the same period a year ago. The decrease in gross profit as a percentage of revenue was due to lower revenue and higher net shipping costs.

•
Real estate development and management gross profit for the thirteen weeks ended August 2, 2014 increased $0.2 million, or 33.3%, to $0.6 million from $0.4 million during the same period a year ago. The increase in gross profit was due to a net increase in revenue (as discussed above). Real estate development and management gross profit for the twenty-six weeks ended August 2, 2014 increased $0.3 million, or 27.3%, to $1.1 million from $0.8 million during the same period a year ago. The increase in gross profit was due to a net increase in revenue (as discussed above).

Operating, selling and administrative expenses
The following table sets forth operating, selling and administrative expense data for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 2, 2014	% of Revenue	August 3, 2013	% of Revenue	August 2, 2014	% of Revenue	August 3, 2013	% of Revenue
Operating, selling and administrative expenses	$29,087	26.9%	$29,203	26.8%	$58,567	27.6%	$58,466	27.5%
Operating, selling and administrative expenses were $29.1 million for the thirteen weeks ended August 2, 2014, compared to $29.2 million during the same period last year, a decrease of 0.3%. The decrease in operating, selling and administrative expenses was primarily due to lower store salary expense from efficiency initiative. Operating, selling and administrative expenses as a percentage of net revenue for the thirteen weeks ended August 2, 2014 increased to 26.9% from 26.8% during the same period last year due to lower sales. Operating, selling and administrative expenses were $58.6 million for the twenty-six weeks ended August 2, 2014, compared to $58.5 million during the same period last year, an increase of 0.2%. The increase in operating, selling and administrative expenses was primarily due to the consolidation of Yogurt Mountain’s operations, offset by lower store salary expense, store opening expenses and repair and maintenance expenses. Operating, selling and administrative expenses as a percentage of net revenue for the twenty-six weeks ended August 2, 2014 increased to 27.6% from 27.5% during the same period last year due to lower sales.
Depreciation and amortization
The following table sets forth depreciation and amortization data by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 2, 2014	% of Revenue	August 3, 2013	% of Revenue	August 2, 2014	% of Revenue	August 3, 2013	% of Revenue
Retail Trade	$4,129	3.9%	$4,238	4.0%	$8,375	4.0%	$8,333	4.0%
Electronic Commerce Trade	73	1.7%	90	1.6%	152	1.6%	179	1.6%
Real Estate Development and Management	151	22.3%	116	28.4%	290	22.0%	209	27.0%
Depreciation and amortization	$4,353	4.1%	$4,444	4.2%	$8,817	4.2%	$8,721	4.2%

Depreciation and amortization expense was $4.4 million for the thirteen weeks ended August 2, 2014, compared to $4.4 million for the thirteen weeks ended August 3, 2013. Depreciation was essentially flat due to the Company's consolidation of Yogurt Mountain in the second quarter of fiscal 2014 and an increase in depreciation from real estate investments, partially offset by a decrease in depreciation from closed locations. During the thirteen weeks ended August 2, 2014, Yogurt Mountain had depreciation and amortization expense of $0.2 million. Depreciation and amortization expense as a percentage of net revenue for the thirteen weeks ended August 2, 2014 totaled 4.1%, which was a decrease of 0.1% compared to the same period last year. Depreciation and amortization expense was $8.8 million for the twenty-six weeks ended August 2, 2014, compared to $8.7 million for the twenty-six weeks ended August 3, 2013. The increase was primarily due to the Company's consolidation of Yogurt Mountain in the second quarter of fiscal 2014, and the resulting inclusion of Yogurt Mountain's operating results with that of the Company's, and an increase in depreciation from real estate investments, partially offset by a decrease in depreciation from closed locations. During the twenty-six weeks ended August 2, 2014, Yogurt Mountain had depreciation and amortization expense of $0.4 million. Depreciation and amortization expense as a percentage of net revenue for each of the twenty-six weeks ended August 2, 2014 and August 3, 2013 totaled 4.2%.

Operating loss from continuing operations
The following table sets forth operating loss from continuing operations by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 2, 2014	% of Revenue	August 3, 2013	% of Revenue	August 2, 2014	% of Revenue	August 3, 2013	% of Revenue
Retail Trade	$(4,072)	(3.8)%	$(2,673)	(2.5)%	$(8,368)	(4.0)%	$(7,659)	(3.7)%
Electronic Commerce Trade	417	9.5%	121	2.2%	227	2.4%	150	1.3%
Real Estate Development and Management	313	46.2%	87	21.3%	602	45.7%	208	26.9%
Intersegment Sales Elimination	909	(29.1)%	(203)	6.2%	(438)	6.5%	(451)	6.3%
Operating loss	$(2,433)	(2.2)%	$(2,668)	(2.5)%	$(7,977)	(3.8)%	$(7,752)	(3.6)%
The Company’s consolidated operating loss from continuing operations for the thirteen weeks ended August 2, 2014 decreased $0.3 million, or 12.5%, to an operating loss of $2.4 million from $2.7 million for the same period a year ago. The decrease in operating loss was primarily due to growth in Real Estate segment revenue and the inclusion of Yogurt Mountain as a result of the Company's consolidation of the entity upon its acquisition of a controlling interest on July 19, 2013. The Company’s consolidated operating loss from continuing operations for the twenty-six weeks ended August 2, 2014 increased $0.2 million, or 2.5%, to an operating loss of $8.0 million from $7.8 million in the same period a year ago. The increase in operating loss was primarily due to higher operating and selling expenses due to the consolidation of Yogurt Mountain; which had operating expenses of approximately $2.4 million in the current year twenty-six week period compared to $0.4 million in the prior year twenty-six week period. These increases versus prior year were partially offset by lower store salary expense, store opening expense and R&M expenses discussed above.
Interest expense, net
The following table sets forth interest expense data for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 2, 2014	% of Revenue	August 3, 2013	% of Revenue	August 2, 2014	% of Revenue	August 3, 2013	% of Revenue
Interest expense	$569	0.5%	$430	0.4%	$1,126	0.5%	$893	0.4%
Net interest expense was $0.6 million, or 0.5% of net revenue, for the thirteen weeks ended August 2, 2014, compared to $0.4 million, or 0.4% of net revenue, for the same period last year. The increase in interest expense for the thirteen weeks ended August 2, 2014 was due to the Company entering into a $12.6 million loan agreement during the second quarter of fiscal 2014 and also entering into a $5.0 million loan agreement during the second quarter of fiscal 2015, each for the purpose of financing its real estate development and management operations. Net interest expense was $1.1 million, or 0.5% of net revenue, for the twenty-six weeks ended August 2, 2014, compared to $0.9 million, or 0.4% of net revenue, for the same period last year. The increase in interest expense for the twenty-six weeks ended August 2, 2014 was due to the Company entering into a $12.6 million loan agreement during the second quarter of fiscal 2014 and also entering into a $5.0 million loan agreement during the second quarter of fiscal 2015, each for the purpose of financing its real estate development and management operations.
Income tax expense
The following table sets forth income tax expense data for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 2, 2014	% of Revenue	August 3, 2013	% of Revenue	August 2, 2014	% of Revenue	August 3, 2013	% of Revenue
Income tax expense	$17	0.0%	$6,096	5.6%	$34	0.0%	$4,074	1.9%
Income tax expense was $17 thousand, or 0.0% of net revenue, for the thirteen weeks ended August 2, 2014, compared to an income tax expense of $6.1 million, or 5.6% of net revenue, for the same period last year. The decrease in income tax expense for the thirteen weeks ended August 2, 2014 compared to the same period in the prior year was primarily due to the recording of a non-cash valuation allowance and the reversal of previously recorded income tax benefits (see Note 10, "Income Taxes"). Income tax expense was $34 thousand, or 0.0% of net revenue, for the twenty-six weeks ended August 2, 2014, compared to an income tax expense of $4.1 million, or 1.9% of net revenue, for the same period last year. The decrease in income tax expense for the twenty-six week period ended August 2, 2014 compared to the same period in the prior year was primarily due to the recording of a non-cash valuation allowance and the reversal of previously recorded income tax benefits (see Note 10, "Income Taxes").
Net Loss from continuing operations
The following table sets forth net loss from continuing operations for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 2, 2014	% of Revenue	August 3, 2013	% of Revenue	August 2, 2014	% of Revenue	August 3, 2013	% of Revenue
Net loss from continuing operations	$(2,966)	(2.7)%	$(9,050)	(8.3)%	$(8,969)	(4.2)%	$(12,721)	(6.0)%
As a result of the factors discussed above, the Company reported consolidated net loss from continuing operations of $3.0 million, or (2.7)% of net revenue, for the thirteen weeks ended August 2, 2014, compared to a loss of $9.1 million, or (8.3)% of net revenue, for the same period last year. The Company reported consolidated net loss from continuing operations of $9.0 million, or (4.2)% of net revenue, for the twenty-six weeks ended August 2, 2014, compared to $12.7 million, or (6.0)% of net revenue, for the same period last year.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our Credit Facility, as described in Note 9, "Short-term Borrowing and Long-term Debt," to the condensed consolidated financial statements. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the twenty-six weeks ended August 2, 2014 and August 3, 2013 were $48.5 million and $41.4 million, respectively.
Cash Flows
Operating activities used cash of $11.9 million and $30.4 million in the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively, and included the following:

•
Cash used in trade and related party accounts payable in the twenty-six weeks ended August 2, 2014 was $13.8 million, compared to $23.5 million in the twenty-six weeks ended August 3, 2013, a decrease of $9.7 million year over year. The change from the prior year was primarily the result of the timing of vendor payments for inventory.

•
Cash provided by inventories in the twenty-six weeks ended August 2, 2014 was $4.7 million, compared to $1.1 million of cash used by inventories in the twenty-six weeks ended August 3, 2013, an increase of $5.8 million year over year. The $5.8 million increase in cash provided by inventories was primarily due to changes in inventory composition as a result of store closings and proactive inventory management.

•
Cash provided by prepayments and other assets in the twenty-six weeks ended August 2, 2014 was $0.3 million, compared to $1.7 million of cash used in the twenty-six weeks ended August 3, 2013, an increase of $2.0 million in cash provided by prepayments and other assets year over year. The change from the prior year was primarily the result of a decrease in prepaid rent as a result of the timing of rent payments.

Cash used in investing activities reflected a $13.4 million and $20.7 million net use of cash for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. Cash used primarily related to capital expenditures for development of real commercial property, acquisition of commercial property, the opening of new stores and the remodeling of existing stores and other improvements. The acquisition of real commercial property related to the Company's purchase of shopping centers in Fayetteville, North Carolina for $2.9 million in March 2014, and in Jacksonville, Florida for $5.3 million in July 2014. The twenty-six weeks ended August 3, 2013 included the purchase of corporate office space that had previously been leased for $1.1 million, the acquisition of a minority interest in IF (see Note 13, "Equity Method Investments") for $1.8 million and capital expenditures related to the opening of new stores.

Cash flows from financing activities generally consist of borrowings and repayments related to our short-term and long-term debt. Financing activities provided cash of $22.8 million and $56.7 million for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. The change from the prior year was primarily due to a decrease in short-term borrowings (net of repayments), an increase in purchases of treasury stock, and payment of dividends to related parties, partially offset by proceeds from issuance of long-term debt.
Financial Position
Inventory balances were $194.9 million as of August 2, 2014, compared to $199.6 million as of February 1, 2014. The decrease in inventory of 2.4% was primarily due to changes in inventory composition as a result of store closings. Trade and related party accounts payable balances were $72.7 million as of August 2, 2014, compared to $86.5 million as of February 1, 2014. The decrease in trade and related party accounts payable was due to the timing of vendor payments for inventory. Accrued expenses were $35.4 million as of August 2, 2014, compared to $39.6 million as of February 1, 2014. The decrease in accrued expenses was primarily due to a reduction in accrued salary expense, gift card liability and timing of ACH expense payables.
Future Commitments
The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments of the Company at August 2, 2014 (in thousands):

	Payments Due Under Contractual Obligations(1)
	Total	FY 2015	FY 2016	FY 2017	FY 2018	FY 2019	Thereafter
Short-term borrowings(2)	$39,000	$39,000	$—	$—	$—	$—	$—
Industrial revenue bond	4,300	—	—	4,300	—	—	—
PGP Florence and PGP Gardendale commercial real estate debt	17,180	216	545	618	645	673	14,483
Related party debt(3)	584	17	34	35	36	462	—
Subtotal of debt	61,064	39,233	579	4,953	681	1,135	14,483
Interest(4)	8,588	454	798	724	689	653	5,270
Operating leases(5)	156,247	20,006	35,990	30,716	24,368	17,688	27,479
Capital leases	2,027	293	535	525	502	172	—
Total of obligations	$227,926	$59,986	$37,902	$36,918	$26,240	$19,648	$47,232

(1)
This table excludes any amounts related to the payment of the $0.4 million of income tax uncertainties, as the Company cannot make a reasonable estimate of the periods of cash settlements with the respective taxing authorities.

(2)	Short-term borrowings represent borrowings under the $150.0 million Credit Facility (see Note 9, "Short-term Borrowing and Long-term Debt") that are due in 12 months or less.

(3)	See Note 4, "Related Party Transactions."

(4)	Interest represents interest related to revolver loans, the Bond, the PGP Florence and PGP Gardendale commercial real estate debt and related party debt.

(5)	Excludes obligations under store leases for insurance, taxes and other maintenance costs.
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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of possible obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at August 2, 2014 or February 1, 2014, as such potential liabilities were considered not probable at such dates.
Related Party Activities
See Note 4, "Related Party Transactions," to the condensed consolidated financial statements for information regarding related party activities.
Critical Accounting Policies
A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the twenty-six weeks ended August 2, 2014.
New Accounting Pronouncements
See Note 2, "Adoption of New Accounting Standards," to the condensed consolidated financial statements for information regarding new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
No disclosure is required hereunder, as the Company is a "smaller reporting company," as defined by Item 10(f) of Regulation S-K.

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

Issuer Purchases of Equity Securities
The Board of Directors approved a stock repurchase plan on August 21, 2012 (the “2012 Repurchase Program”), under which the Company was authorized to purchase up to $5.0 million of our common stock on the open market or through private transactions from time to time dependent upon market conditions. The 2012 Repurchase Program did not obligate the Company to repurchase any specific number of shares. The Company did not make any common stock repurchases under the 2012 Repurchase Program during the twenty-six weeks ended August 2, 2014. The 2012 Repurchase Program expired on March 31, 2014.

The following table sets forth purchases made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company's common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

May 4, 2014 through June 3, 2014	—	—	—	—
June 4, 2014 through July 3, 2014	964,796 (1)	2.15	—	—
July 4, 2014 through August 2, 2014	—	—	—	—
Total	964,796	$2.15	—	—

(1) On June 5, 2014 and June 6, 2014, the Company entered into agreements to purchase 655,596 and 309,200 shares, respectively, of common stock of the Company, which shares were beneficially owned by a single stockholder, at a price of $2.15 per share. This price represented a $0.03 discount from the closing price of the Company's common stock on the NASDAQ Stock Market on June 4, 2014. The repurchase was approved by the Company's Board of Directors and completed as of June 11, 2014.

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

3.2	Amended and Restated By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated August 20, 2009).

10.1	Books-A-Million, Inc. 2005 Incentive Award Plan (As Amended on May 30, 2014) (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 5, 2014).

31.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of R. Todd Noden, Executive Vice President and Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of R. Todd Noden, Executive Vice President and Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

101	Interactive Data Files for Books-A-Million, Inc.’s Quarterly Report on Form 10-Q for the period ended August 2, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKS-A-MILLION, INC.

Date: September 11, 2014	By:	/s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President (Principal Executive Officer)

Date: September 11, 2014	By:	/s/ R. Todd Noden
R. Todd Noden
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)