Form 10-Q
period 2014-11-01
BOOKS A MILLION INC
filed 2014-12-11
CIK 891919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
________________________
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: November 1, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of December 11, 2014 were 14,991,574 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data and share amounts)
(Unaudited)

	November 1, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$6,696	$9,926
Accounts receivable	3,798	3,656
Related party receivables (Note 4)	191	87
Inventories (Note 6)	219,030	199,584
Prepayments and other assets	7,581	6,292
Total current assets	237,296	219,545
Property and equipment:
Gross property and equipment	280,686	268,529
Less accumulated depreciation and amortization	(197,182)	(191,133)
Property and equipment, net	83,504	77,396
Deferred income taxes (Note 10)	55	—
Equity method investments (Note 13)	2,253	2,139
Other assets	3,851	3,652
Total assets	$326,959	$302,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$92,568	$84,411
Related party accounts payable (Note 4)	4,990	2,131
Accrued expenses	36,674	39,570
Accrued income taxes payable	9	—
Deferred income taxes (Note 10)	20,266	18,807
Short-term borrowings and current portion of long-term debt (Note 9)	45,236	19,107
Total current liabilities	199,743	164,026
Long-term debt (Note 9)	23,954	16,300
Related party note payable (Note 4 and Note 9)	542	600
Deferred rent	6,946	7,444
Deferred income taxes (Note 10)	—	406
Liability for uncertain tax positions	104	412
Long-term capital lease obligation	1,295	1,554
Total non-current liabilities	32,841	26,716
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 22,992,008 and 22,348,072 shares issued and 14,991,574 and 15,339,007 shares outstanding at November 1, 2014 and February 1, 2014, respectively	230	223
Additional paid-in capital	96,726	96,072
Treasury stock, at cost, 8,000,434 and 7,009,065 shares repurchased at November 1, 2014 and February 1, 2014, respectively	(54,970)	(52,840)
Retained earnings	49,813	65,360
Accumulated other comprehensive income	42	104
Total Books-A-Million stockholders’ equity	91,841	108,919
Noncontrolling interest	2,534	3,071
Total equity	94,375	111,990
Total liabilities and stockholders’ equity	$326,959	$302,732
See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Revenues
Net sales	$100,374	$99,543	$311,104	$311,146
Other revenue	812	451	2,200	1,274
Total revenues	101,186	99,994	313,304	312,420
Cost of products sold, including warehouse distribution and store occupancy costs	74,369	73,839	227,051	226,794
Gross profit	26,817	26,155	86,253	85,626
Operating, selling and administrative expenses	29,577	28,602	88,173	87,107
Depreciation and amortization	4,303	4,764	13,120	13,483
Operating loss from continuing operations	(7,063)	(7,211)	(15,040)	(14,964)
Interest expense, net	478	620	1,603	1,512
Loss from continuing operations, before income taxes	(7,541)	(7,831)	(16,643)	(16,476)
Income tax expense (benefit) (Note 10)	(476)	(590)	(442)	3,485
Net loss from continuing operations before equity method investments	(7,065)	(7,241)	(16,201)	(19,961)
Net income on equity method investments	10	113	177	112
Net loss from continuing operations	(7,055)	(7,128)	(16,024)	(19,849)
Loss from discontinued operations	—	(9)	—	(123)
Net loss	(7,055)	(7,137)	(16,024)	(19,972)
Less: net loss attributable to noncontrolling interest	(164)	(197)	(537)	(218)
Net loss attributable to Books-A-Million	$(6,891)	$(6,940)	$(15,487)	$(19,754)
Net loss per share attributable to Books-A-Million:
Basic and Diluted
Net loss from continuing operations	$(0.50)	$(0.47)	$(1.08)	$(1.33)
Net loss from discontinued operations	—	—	—	(0.01)
Net loss per common share	$(0.50)	$(0.47)	$(1.08)	$(1.34)
Weighted average number of shares outstanding	13,912	14,657	14,315	14,725
See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net loss	$(7,055)	$(7,137)	$(16,024)	$(19,972)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(112)	81	(62)	43
Total other comprehensive income (loss), net of tax	(112)	81	(62)	43
Total comprehensive loss	(7,167)	(7,056)	(16,086)	(19,929)
Comprehensive loss attributable to noncontrolling interest	(164)	(197)	(537)	(218)
Comprehensive loss attributable to Books-A-Million	$(7,003)	$(6,859)	$(15,549)	$(19,711)
See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013
Cash Flows from Operating Activities:
Net loss	$(16,024)	$(19,972)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,120	13,483
Amortization of debt issuance costs	227	197
Amortization of lease rights	100	167
Stock-based compensation	606	594
Loss on impairment of assets	436	251
Loss (gain) on disposal of property and equipment	723	(116)
Deferred income taxes	958	3,517
Excess tax expense from stock-based compensation	—	16
Bad debt expense	33	58
Net income on equity method investment	(177)	(112)
(Increase) decrease in assets, net of acquisition:
Accounts receivable	(175)	(1,725)
Related party receivables	(104)	51
Inventories	(19,446)	(30,667)
Prepayments and other assets	(1,289)	(2,526)
Noncurrent assets	2	—
Increase (decrease) in liabilities, net of acquisition:
Trade accounts payable	8,157	(2,037)
Related party accounts payable	2,859	(282)
Accrued income taxes	(3)	(520)
Accrued expenses and deferred rent	(4,033)	(6,925)
Total adjustments	1,994	(26,576)
Net cash used in operating activities	(14,030)	(46,548)
Cash Flows from Investing Activities:
Capital expenditures	(20,480)	(23,119)
Proceeds from disposal of property and equipment	592	836
Acquisition of equity method investment	—	(1,819)
Acquisition of controlling interest in Yogurt Mountain Holding, LLC, net of cash acquired	—	(48)
Net cash used in investing activities	(19,888)	(24,150)
Cash Flows from Financing Activities:
Short-term borrowings	149,880	205,542
Repayments of short-term borrowings	(123,952)	(141,157)
Proceeds from the issuance of long-term debt	8,215	13,211
Debt issuance costs	(563)	(892)
Principal payments on debt	(419)	(72)
Principal payments on capital lease obligations	(393)	(204)
Proceeds from the issuance of common stock under employee stock purchase plan	55	62
Purchase of treasury stock	(2,130)	(975)
Excess tax benefit (expense) from stock-based compensation	40	(16)
Dividends paid	(45)	—
Net cash provided by financing activities	30,688	75,499
Net increase (decrease) in Cash and Cash Equivalents	(3,230)	4,801
Cash and Cash Equivalents at Beginning of Period	9,926	4,988
Cash and Cash Equivalents at End of Period	$6,696	$9,789
Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$1,380	$1,228
Net income taxes (refunds)	$(390)	$(1,388)
Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$1,014	$837
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
Like many retailers, the Company's retail trade and electronic commerce segments are seasonal, with a large portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. Thus, the quarterly results of operations are not necessarily indicative of annual results.
Certain reclassifications for discontinued operations and other insignificant reclassifications of amounts included in this report for prior periods were necessary to conform to the presentation of the thirteen and thirty-nine weeks ended November 1, 2014.
Stock-Based Compensation
The Company’s pre-tax compensation cost for stock-based employee compensation was approximately $0.2 million for each of the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively. The Company’s pre-tax compensation cost for stock-based employee compensation was approximately $0.6 million for each of the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.
2005 Incentive Award Plan
During 2005, the Company adopted and the Company’s stockholders approved the Books-A-Million, Inc. 2005 Incentive Award Plan (as amended, the "2005 Plan"). On May 30, 2014, the stockholders of the Company approved an additional 1,500,000 shares available for issuance under the 2005 Plan and an extension of the expiration date of the 2005 Plan from June 1, 2015 to June 1, 2018. An aggregate of 3,500,000 shares of common stock may be awarded under the 2005 Plan. From June 1, 2005 through November 1, 2014, equity awards under the 2005 Plan have consisted solely of awards of restricted stock. As of November 1, 2014, the number of shares of common stock reserved for issuance under the 2005 Plan for outstanding stock-based awards was 1,225,240 shares.

A summary of the status of unvested restricted stock grants to employees and directors under the 2005 Plan for the thirty-nine weeks ended November 1, 2014 is as follows (shares in thousands):

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Thirty-nine Weeks Ended November 1, 2014
	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	551	$3.39
Shares granted	645	2.05
Shares vested	(104)	2.94
Shares forfeited	(26)	2.38
Shares at end of period	1,066	$2.65
The Company’s unvested restricted stock participates in any dividends declared and retains voting rights for the granted shares.
Other Information
As of November 1, 2014, the Company had approximately $1.4 million of total unrecognized compensation cost related to unvested awards granted under the 2005 Plan, which it expects to recognize over the following fiscal years:

Fiscal Year	Unrecognized Stock-Based Compensation Expense (in thousands)
2015	$250
2016	776
2017	310
2018	62
Total	$1,398
The Company maintains an employee stock purchase plan (as amended, the "Amended and Restated Employee Stock Purchase Plan") under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. Since its inception, an aggregate total of 600,000 shares have been made available for issuance under the Amended and Restated Employee Stock Purchase Plan. As of November 1, 2014, 476,041 shares have been issued. The Company received cash proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during each of the thirty-nine weeks ended November 1, 2014 and November 2, 2013 of $0.1 million. The impact of these cash receipts is included in financing activities in the accompanying condensed consolidated statements of cash flows.

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Adoption of New Accounting Standards

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Under the new guidance, disclosures are required when conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: (1) identify the contract with a customer; (2) identify the separate performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the separate performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within that year. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption through a cumulative adjustment. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08, among other things, raises the threshold for disposals to qualify as discontinued operations. Under ASU 2014-08, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. ASU 2014-08 also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This ASU is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year. Early adoption of ASU 2014-08 is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. As a result of ASU 2014-08, the Company will no longer be required to present individual store closures as discontinued operations. The Company reviews the profitability trends and prospects of its existing stores and closes or relocates under-performing stores as part of its retail strategy. For this reason, a store closure does not represent a strategic shift that will have a major effect on the Company's operations and financial results, as defined by ASU 2014-08. The Company elected to early adopt ASU 2014-08 in the first quarter of fiscal year 2015. The Company will continue to present discontinued operations for all stores as previously presented in the Company's fiscal 2014 Annual Report on Form 10-K. During the thirty-nine weeks ended November 1, 2014, there were no stores closed that would be considered discontinued operations.
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. ASU 2013-11 provides guidance related to the financial statement presentation of uncertain tax positions (FIN 48) when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted ASU 2013-11 in the first quarter of fiscal year 2015. There was no material impact to the Company's financial statements resulting from the adoption of ASU 2013-11.

3. Net Loss Per Common Share
Basic net loss per common share attributable to the Company is computed by dividing net loss, exclusive of noncontrolling interest, by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution, using the treasury stock method, that could occur if share based payments are

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

exercised. In periods of profitability, diluted net loss per common share has been computed based on the weighted average number of shares outstanding, including the effect of outstanding share based payments, if dilutive.
For the thirteen and thirty-nine weeks periods ended November 1, 2014 and November 2, 2013, certain share based payments were outstanding but were excluded from the computation of diluted weighted average shares outstanding because their effect would have been anti-dilutive due to the net loss in all periods presented.
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
The Company purchases a portion of its in-store merchandise from a subsidiary of Anderson Media Corporation ("Anderson Media"), an affiliate of the Company through common ownership. During the thirty-nine weeks ended November 1, 2014 and November 2, 2013, purchases of these items from Anderson Media totaled $15.7 million and $14.4 million, respectively. Amounts payable to Anderson Media at November 1, 2014 and February 1, 2014 were $4.5 million and $1.3 million, respectively. Amounts receivable from Anderson Media related to retail display allowances and shipping costs as of November 1, 2014 and February 1, 2014 were $0.2 million and $0.1 million, respectively. The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. ("Anderson Press"), an affiliate of the Company through common ownership. During each of the thirty-nine weeks ended November 1, 2014 and November 2, 2013, such purchases from Anderson Press totaled $0.3 million. Amounts payable to Anderson Press at November 1, 2014 and February 1, 2014 were $0.1 million and $0.2 million, respectively. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD ("Anco Far East"), an affiliate of the Company through common ownership. The total amount paid to Anco Far East was $1.7 million and $1.3 million during the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. These amounts paid to Anco Far East included the actual cost of the product, as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $0.1 million during each of the thirty-nine weeks ended November 1, 2014 and November 2, 2013. Amounts payable to Anco Far East were $0.2 million at both November 1, 2014 and February 1, 2014.
The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. The lease was amended in the second quarter of fiscal 2015 to extend the term 10 years ending on May 31, 2024. During each of the thirty-nine weeks ended November 1, 2014 and November 2, 2013, the Company paid rent of $0.1 million to the trust under this lease. Anderson & Anderson LLC ("A&A"), an affiliate of the Company through common ownership, also leases two buildings to the Company. The Company’s leases with A&A expire on February 28, 2017. During each of the thirty-nine weeks ended November 1, 2014 and November 2, 2013, the Company paid A&A a total of $0.3 million in connection with such leases. The total of minimum future rental payments under all of these related party leases was $1.8 million at November 1, 2014. The Company also subleases a portion of its leased corporate office space in Birmingham, Alabama to Anderson Growth Partners, LLC ("Anderson Growth Partners"), an affiliate of the Company through common ownership. The sublease with Anderson Growth Partners will expire on May 23, 2020. During the thirty-nine weeks ended November 1, 2014 and November 2, 2013, the Company received approximately $74,000 and $49,000 respectively, in rental payments from Anderson Growth Partners. The total of minimum future rental payments to the Company under this lease was $0.6 million at November 1, 2014.
The Company leases property to Hibbett Sports, Inc. ("Hibbett"), a sporting goods retailer in the United States. The Company’s lease on the property with Hibbett expires in February 2017. Albert C. Johnson, who served as a director of the Company until May 30, 2014, and Terrance G. Finley, Chief Executive Officer and President of the Company, are members of Hibbett’s Board of Directors. During each of the thirty-nine weeks ended November 1, 2014 and November 2, 2013, the Company received $0.1 million in rent payments from Hibbett. The total of minimum future rental payments under this related party lease was $0.3 million at November 1, 2014.
The Company, A&A, American Promotional Events, Inc., Anderson Growth Partners and Anderson Press (collectively the "Co-ownership Group") co-own two airplanes that are used by the Company in its business. The Company owns a 19.7% interest in these airplanes. During the thirty-nine weeks ended November 1, 2014 and November 2, 2013, the

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company was billed $0.3 million and $0.5 million, respectively, by the Co-ownership Group under a cost sharing arrangement for the Company’s use of the airplanes. The expenses that the Company pays for airplane use cover all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs. Additionally, in conjunction with the acquisition of one of the previously mentioned airplanes, on July 31, 2013, the Company, along with other members of the Co-ownership Group, entered into a promissory note with Aircraft SPE 2013, LLC for the purpose of repaying the indebtedness incurred by Aircraft SPE 2013, LLC for the acquisition of the airplane. The principal amount of the Company’s note is $0.6 million and matures on September 1, 2018. The note bears interest equal to the thirty-day LIBOR rate plus 2.75%. The Company is required to make periodic payments of principal and interest over the term of the loan, with interest calculated as if the loan were outstanding over a 15 years term, with a balloon payment for any remaining principal and interest balance at the September 1, 2018 maturity date. The outstanding balance of the note at November 1, 2014 was $0.6 million.
The Company and Anderson Private Capital Partners I, L.P. ("APCP") each holds a 50% ownership interest in Yogurt Mountain Holding, LLC ("Yogurt Mountain"). APCP is an affiliate of the Company through common ownership. Upon the Company’s and APCP’s acquisition of an equity interest in Yogurt Mountain, APCP and the Company entered into a line of credit agreement (the "Line of Credit") with Yogurt Mountain pursuant to which the Company and APCP each committed to provide up to $1.5 million to Yogurt Mountain under a non-revolving line of credit through March 2015, bearing interest at 9.0%. Yogurt Mountain must pay an annual commitment fee of 0.25% on the unused portion of the commitment. The proceeds from the Line of Credit must be used by Yogurt Mountain for the purpose of new store growth capital requirements. Effective November 14, 2011, the Company and APCP entered into a Forbearance Agreement with Yogurt Mountain, raising the interest rate to 11.0% and limiting the borrowings under the line of credit to $1.0 million each. The Company and APCP entered into an Amendment to the Line of Credit Loan Agreement (the "Amended Loan Agreement") effective March 25, 2013. The Amended Loan Agreement allows Yogurt Mountain to use the remaining availability of $0.5 million from each of the Company and APCP’s Line of Credit to finance capital expenditures, or such other purposes as approved by the Company and APCP. During December 2013, the Company and APCP entered into an agreement with Yogurt Mountain to settle the debt and accrued interest that Yogurt Mountain owed the two entities under the Line of Credit. The agreement stipulated that the debt owed, $1.0 million due to APCP and $1.0 million due to the Company, as of the date of the agreement, be converted to capital contributions to Yogurt Mountain, fully satisfying the obligations. At February 1, 2014, the Company’s equity interest in Yogurt Mountain has been eliminated for the purposes of financial reporting, and the conversion to equity in Yogurt Mountant of APCP’s $1.0 million portion owed to it under the Line of Credit is shown as an increase to noncontrolling interest. See Note 14, "Variable Interest Entities," for additional information regarding the Company’s ownership interest in Yogurt Mountain. All related party transactions between the Company and Yogurt Mountain subsequent to the Company’s consolidation of Yogurt Mountain have been eliminated for the thirty-nine weeks ended November 1, 2014.
The Company and Anco Far East have equity interests in That Company Called IF, Limited ("IF") of 25% and 45%, respectively. See Note 13, "Equity Method Investments," for additional information regarding the Company’s investment in IF. During the thirty-nine weeks ended November 1, 2014 and November 2, 2013, the Company purchased items from IF in the amount of $0.9 million and $0.4 million, respectively. The Company had amounts payable to IF of $42,000 at November 1, 2014 and $39,000 at February 1, 2014.
During the fourth quarter of fiscal 2014, the Company sold 100 units of limited liability company interest of its Preferred Growth Properties subsidiary to four related party investors, three of whom serve as executive officers of the Company, Terrance G. Finley, Chief Executive Officer and President, R. Todd Noden, Executive Vice President and Chief Financial Officer, and James F. Turner, Executive Vice President/Real Estate and Business Development. The units were valued at $10,000 each. 40 units were purchased by Mr. Finley for $0.4 million, 20 units were purchased by Mr. Noden for $0.2 million, 20 units were purchased by Mr. Turner for $0.2 million, and 20 units were purchased by a non-executive employee for $0.2 million. The 100 units equated to a 5.1% interest in PGP, with the Company owning the remaining 94.9% of PGP units. The equity of PGP owned by the four investors is presented as a component of noncontrolling interest within the condensed consolidated financial statements. During the thirty-nine weeks ended November 1, 2014, a dividend was paid to PGP unit holders, representing dividends for the first, second and third quarters of fiscal 2015. The related party investors collectively received $45,000 with respect to this dividend payment. The Company also had dividends payable to these related party investors of $15,000 collectively at November 1, 2014.

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Commitments and Contingencies
The Company is a party to various legal proceedings incidental to its business. The Company accrues for costs related to these matters when a loss is probable and the amount of the ultimate liability can be reasonably estimated. In the opinion of management, after consultation with legal counsel, there were no matters that required an accrual as of November 1, 2014 or February 1, 2014, nor were there any asserted or unasserted claims for which material losses are reasonably possible.
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
The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of possible obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at November 1, 2014 or February 1, 2014, as such potential liabilities were not probable at such dates.
6. Inventories
The Company utilizes the last-in, first-out ("LIFO") method of accounting for inventories. An actual valuation under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. The cumulative difference between the first-in, first-out ("FIFO") cost and the stated LIFO cost was $4.9 million and $4.6 million as of November 1, 2014 and February 1, 2014, respectively. Inventory balances at November 1, 2014 and February 1, 2014 were as follows (dollars in thousands):

	November 1, 2014	February 1, 2014
Inventories (at FIFO)	$223,899	$204,220
LIFO reserve	(4,869)	(4,636)
Net inventories	$219,030	$199,584

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
The Company’s three reportable segments are three distinct business units: a traditional retailer of book and related merchandise, a seller of book and related merchandise primarily over the Internet, and a real estate business that owns, develops and leases commercial retail real estate. The retail trade segment makes up the majority of the Company’s sales and includes the bookstore locations and its distribution center operations, as well as Yogurt Mountain owned stores and franchises. These businesses all share similar economic characteristics and, therefore, have been aggregated into the retail trade segment. Through the distribution center operations, the Company also sells books and general merchandise to outside parties on a wholesale basis. These wholesale sales are not material. The electronic commerce trade segment is managed separately from the retail trade segment due to divergent technology and marketing requirements. Both the retail trade segment and the electronic commerce trade segment derive revenues primarily from the sale of books, magazines and general merchandise, including gifts, cards, games, toys, collectibles, music, DVDs, electronic devices and accessories. The real estate development and management segment is managed separately from the retail trade and electronic commerce trade segments, with a focus on deriving revenues through developing and leasing commercial retail real estate for the purpose of earning rental income. Currently, the Company owns and operates four shopping centers located in Florence, Alabama, Gardendale, Alabama, Fayetteville, North Carolina and Jacksonville, Florida, comprised of an aggregate total of 316,000 square feet. The Jacksonville, Florida property was purchased in July 2014 for $5.3 million.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Segment Information (in thousands)
Total Revenues
Retail Trade	$99,358	$97,744	$307,418	$305,276
Electronic Commerce Trade	5,437	5,682	14,759	16,926
Real Estate Development and Management	812	593	2,128	1,367
Intersegment Sales Elimination	(4,421)	(4,025)	(11,001)	(11,149)
Total Revenues	$101,186	$99,994	$313,304	$312,420
Operating Gain (Loss) from Continuing Operations
Retail Trade	$(6,783)	$(6,969)	$(15,151)	$(14,629)
Electronic Commerce Trade	(126)	(250)	101	(100)
Real Estate Development and Management	241	227	843	435
Intersegment Elimination of Certain Costs	(395)	(219)	(833)	(670)
Total Operating Loss from Continuing Operations	$(7,063)	$(7,211)	$(15,040)	$(14,964)

	November 1, 2014	February 1, 2014
Assets
Retail Trade	$284,975	$271,406
Electronic Commerce Trade	858	1,501
Real Estate Development and Management	41,126	29,825
Total Assets	$326,959	$302,732
A reconciliation of operating loss from reportable segments to loss from continuing operations before income taxes in the condensed consolidated financial statements is as follows:

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Reportable segments operating loss	$(7,063)	$(7,211)	$(15,040)	$(14,964)
Interest expense, net	478	620	1,603	1,512
Consolidated loss from continuing operations before income taxes	$(7,541)	$(7,831)	$(16,643)	$(16,476)
For the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively, sales by merchandise category related to our retail trade and electronic commerce trade segments, as a percentage of total net sales, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Books and magazines	70.6%	71.4%	71.0%	73.5%
General merchandise	12.9%	11.7%	12.7%	11.9%
Café and yogurt	5.7%	6.3%	5.7%	5.3%
Electronics, eBooks and accessories	1.1%	1.7%	1.2%	2.0%
Media	4.5%	3.5%	4.2%	3.2%
Other	5.2%	5.4%	5.2%	4.1%
Total	100.0%	100.0%	100.0%	100.0%
General merchandise consists of gifts, cards, games, toys, collectibles and similar types of products. Café and yogurt consists of coffee, tea, yogurt and other edible products, as well as gift items related to our Joe Muggs cafés. Media includes music, videos and software.
8. Discontinued Operations
The Company early adopted ASU 2014-08 for the thirteen weeks ended May 3, 2014 and as such no longer includes closed stores as discontinued operations. See Note 2, "Adoption of New Accounting Standards." For the thirty-nine weeks ended November 1, 2014 and November 2, 2013, the Company has presented discontinued operations for four stores previously presented as discontinued operations in the Company's fiscal 2014 Annual Report on Form 10-K. For the thirteen weeks ended November 1, 2014 and November 2, 2013, the closed stores had sales of zero and $0.4 million, respectively, and a net loss of zero and $9,000, respectively. For the thirty-nine weeks ended November 1, 2014 and November 2, 2013, the closed stores had sales of zero and $3.1 million, respectively, and a net loss of zero and $123,000, respectively.

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Short-term Borrowing and Long-term Debt
The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. On March 21, 2011, the Company entered into a credit agreement (the "Credit Agreement") for a revolving credit facility (the "Credit Facility") with Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which was originally scheduled to mature on March 21, 2016. On June 28, 2013, the Company entered into an Amended and Restated Credit Agreement with Bank of America whereby the parties agreed, among other things, (i) to extend the maturity date of the Credit Agreement to June 27, 2018, (ii) to lower the applicable margin to 1.50% - 2.00% for LIBOR loans and 0.50% - 1.00% on prime rate loans, and (iii) to lower the fee imposed on the unused portion of the loan to 0.25%. As of November 1, 2014, the maximum principal amount available under the Credit Facility was $144.1 million, based on the calculated borrowing base availability at that time. Interest on borrowings under the Credit Facility is determined based upon the LIBOR rate plus an applicable margin (as specified in the Amended and Restated Credit Agreement). Pursuant to the Amended and Restated Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company. Under the Amended and Restated Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit. The obligations of the Company under the Amended and Restated Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders. Additionally, the Amended and Restated Credit Agreement contains certain non-financial covenants. The Company was in compliance with these covenants at November 1, 2014.
As of November 1, 2014, there were outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) of $44.6 million, which bear interest at variable rates (with a weighted average of 1.87% as of November 1, 2014 based on the 7-day LIBOR rate plus the applicable margin as of such date on $44.0 million, and 3.25% as of November 1, 2014 based on the prime rate plus the applicable margin as of such date on $0.6 million). The Company had $18.7 million in borrowings outstanding under the Credit Facility (excluding the face amount of letters of credit issued thereunder) as of February 1, 2014. The face amount of letters of credit issued under the Credit Facility as of both November 1, 2014 and February 1, 2014 was $6.8 million. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the thirty-nine weeks ended November 1, 2014 were $51.0 million and $42.3 million, respectively.
During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the "Bond"). As of both November 1, 2014 and February 1, 2014, there was $4.3 million outstanding under the Bond, which bears interest at a variable rate. The interest rate on the Bond was 1.25% at both November 1, 2014 and February 1, 2014. The bond is held by Wells Fargo Bank, National Association ("Wells Fargo"). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc. ("American Wholesale"), and Wells Fargo agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including booksamillion.com, inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally, and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which was $4.3 million and included in the aggregate letters of credit mentioned above as of November 1, 2014, for the benefit of Wells Fargo. The Company is obligated to repurchase the Bond on March 13, 2016 unless Wells Fargo exercises the option to extend the Bond’s maturity date up to December 1, 2019.
On July 18, 2013, the Company, through its subsidiary PGP Florence, LLC ("PGP Florence"), entered into a $12.6 million loan agreement with Protective Life Insurance Company for the purpose of financing PGP Florence's real estate development and leasing operations. The loan matures on August 1, 2033 and bears a fixed interest rate of 4.0%. The Company is required to make periodic payments of principal and interest over the term of the loan. The loan is secured by PGP Florence's real estate property, the Renaissance City Center located in Florence, Alabama. The loan agreement contains certain non-financial covenants. The Company was in compliance with these covenants at November 1, 2014. As of November 1, 2014, the outstanding balance of the loan was $12.1 million, of which $0.4 million was classified as short-term borrowings.

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 30, 2014, PGP Gardendale, LLC, a subsidiary of the Company ("PGP Gardendale"), entered into a $17.3 million loan agreement with Protective Life Insurance Company for the purpose of financing PGP Gardendale's real estate development and leasing operations. The loan is funded in increments with a first funding, as of May 30, 2014, in the principal amount of $5.0 million. The loan included a Holdback Agreement that provided for additional funding up to $12.3 million based on the scope of the project. During the quarter ended November 1, 2014, the scope of the project was revised to qualify for the Reduced Holdback Amount of $10.0 million. Subsequent funding of the remaining $10.0 million balance is subject to PGP Gardendale's satisfaction of the lender's disbursement conditions. The loan matures on June 1, 2034 and bears a fixed interest rate of 5.0%. The Company is required to make periodic payments of principal and interest over the term of the loan beginning on July 1, 2015. The loan is secured by PGP Gardendale’s real estate property, the Magnolia City Place located in Gardendale, Alabama. As of November 1, 2014, the outstanding balance of the loan was $5.0 million and was classified as long-term debt.

On August 18, 2014, PGP Fayetteville, LLC ("PGP Fayetteville"), a wholly owned subsidiary of the Company, entered into a $3.2 million loan agreement with Protective Life Insurance Company for the purpose of financing PGP Fayetteville's real estate development and leasing operations. The loan matures on September 1, 2029 and bears a fixed interest rate of 4.625%. The Company is required to make periodic payments of principal and interest over the term of the loan beginning on October 1, 2014. The loan is secured by PGP Fayetteville’s real estate property, the La Fayette City Place located in Fayetteville, North Carolina. As of November 1, 2014, the outstanding balance of the loan was $3.2 million, of which $0.2 million was classified as short-term borrowings.

10. Income Taxes
The Company’s income tax benefit during the thirteen week period ended November 1, 2014 was $0.5 million on a pretax loss from continuing operations (inclusive of equity method investment income/loss) of $7.5 million, representing an effective tax rate of 6.3%. In comparison, the Company’s income tax benefit during the thirteen week period ended November 2, 2013 was $0.6 million on a pretax loss from continuing operations (inclusive of equity method investment income/loss) of $7.7 million, representing an effective tax rate of 7.7%.
During the thirty-nine week period ended November 1, 2014, the Company's income tax benefit was $0.4 million on a pretax loss from continuing operations (inclusive of equity method investment income/loss) of $16.5 million, representing an effective tax rate of 2.7%. In comparison, the Company’s income tax expense during the thirty-nine week period ended November 2, 2013 was $3.5 million on a pretax loss from continuing operations (inclusive of equity method investment income/loss) of $16.3 million, representing an effective tax rate of (21.0)%.
The effective tax rate of 6.3% and 2.7% during the thirteen and thirty-nine week periods ended November 1, 2014, respectively, primarily resulted from tax benefits recognized as a result of a net operating loss carryback and the expiration of uncertain tax positions, offset in part by increases in deferred tax liabilities with indefinite reversal patterns. No income tax benefit was recognized for a net increase in deferred tax assets (exclusive of deferred tax liabilities with indefinite reversal patterns) because the valuation allowance against the Company’s deferred tax assets was increased by $2.1 million and $5.1 million in the thirteen and thirty-nine week periods ended November 1, 2014. Such increases in the valuation allowance resulted in a full valuation allowance against net deferred tax assets (exclusive of deferred tax liabilities with indefinite reversal patterns). The valuation allowance was increased because the Company had determined, based on the weight of all available positive and negative evidence, that it was not more likely than not that such deferred assets will be realized in the future.
The effective tax rate of 7.7% during the thirteen week period ended November 2, 2013 primarily resulted from the decrease in income tax contingencies during the period. The effective tax rate of (21.0)% during the thirty-nine week period ended November 2, 2013 primarily resulted from the establishment of a valuation allowance against a portion of the Company’s deferred tax assets in the second quarter of fiscal year 2014. Such valuation allowance was established because the Company had determined, based on the weight of all available positive and negative evidence, that it was not more likely than not that such deferred assets would be realized in the future.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to fiscal 2012. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years prior to fiscal 2011.
As of November 1, 2014, the gross amount of unrecognized tax benefits, inclusive of estimated interest and penalties, due to uncertain tax positions was $0.1 million, all of which would affect the effective tax rate if recognized. The

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company recognizes accrued estimated interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $56,000 in estimated interest and penalties related to unrecognized tax benefits accrued as of November 1, 2014.
11. Fair Value Measurements
The carrying amounts of other financial instruments reported on the balance sheet for current assets and current liabilities, excluding our short-term borrowings consisting of amounts outstanding under the Credit Facility as discussed below, approximate their fair values because of the short maturity of these instruments.
At November 1, 2014, there was $44.6 million outstanding under the Credit Facility (excluding the face amount of letters of credit issued under the Amended and Restated Credit Agreement), $12.1 million outstanding under the PGP Florence commercial real estate debt, $5.0 million outstanding under the PGP Gardendale commercial real estate debt, $3.2 million outstanding under the PGP Fayetteville commercial real estate debt, $0.6 million outstanding in related party debt, and $4.3 million outstanding under the Bond. Fair value approximates the carrying amount for the Credit Facility, the Bond and the related party debt, as the variable interest rates re-price frequently at observable current market rates, and as such their fair values are categorized as Level 2 (quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active) within the fair value hierarchy. The PGP Florence commercial real estate debt, the PGP Gardendale commercial real estate debt and the PGP Fayetteville commercial real estate debt had estimated fair values of $12.1 million, $5.0 million and $3.2 million, respectively, at November 1, 2014. These estimated fair values are based on similar transactions and yields in an active market for similarly rated debt, thus categorized as a Level 2 within the fair value hierarchy.
12. Gift Card Revenue Recognition
The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote based on historical trends (gift card breakage), and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Breakage income for each of the thirteen weeks ended November 1, 2014 and November 2, 2013 was $0.1 million. Breakage income for each of the thirty-nine weeks ended November 1, 2014 and November 2, 2013 was $0.5 million.
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
14. Variable Interest Entities
The Company increased its ownership percentage in Yogurt Mountain on July 19, 2013 from 40% to 50%, with the remaining 50% ownership held by APCP (see Note 4, "Related Party Transactions"). The Company’s investment in Yogurt

BOOKS-A MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Mountain was previously accounted for as an equity method investment. In connection with the increase in ownership percentage, the Company applied ASC 810-10 and determined that Yogurt Mountain was a variable interest entity ("VIE"). An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result of the increase in the Company’s ownership of Yogurt Mountain, the Company determined that both the Company and APCP hold an equal 50% interest in Yogurt Mountain and that both parties equally share in the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE. However, the existence of the related party relationship between the Company and APCP required the Company to evaluate which entity was more closely associated with Yogurt Mountain. The Company determined that, due to the similarity of its business with that of Yogurt Mountain’s, as well as its involvement with the management of the business, the Company was more closely associated with Yogurt Mountain than APCP and, therefore, was required to consolidate Yogurt Mountain. The Company’s investment in Yogurt Mountain, plus any guarantees related to Yogurt Mountain, totaled approximately $3.1 million at November 1, 2014, representing the Company’s maximum exposure to loss. The assets and liabilities of Yogurt Mountain were not material to the Company’s consolidated financial statements at November 1, 2014. Creditors of Yogurt Mountain do not have recourse against the general credit of the Company.

15. Subsequent Events

In connection with the preparation of its financial statements for the thirteen and thirty-nine weeks ended November 1, 2014, the Company has evaluated events that occurred subsequent to November 1, 2014 through the date these financial statements were available to be issued, to determine whether any of these events required disclosure in the financial statements. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

16. Accumulated Other Comprehensive Income
The following table presents the changes in accumulated other comprehensive income by component for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, net of tax (in thousands).

	Foreign Currency Translation Adjustment	Total
Beginning balance as of February 2, 2013	$—	$—
Other comprehensive income before reclassifications	$43	$43
Net current-period other comprehensive income	$43	$43
Ending balance as of November 2, 2013	$43	$43

Beginning balance as of February 1, 2014	$104	$104
Other comprehensive income before reclassifications	(62)	(62)
Net current-period other comprehensive income	(62)	(62)
Ending balance as of November 1, 2014	$42	$42

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

General
The Company, founded in 1917, is principally a retailer of books, media and general merchandise through both its physical operations and its online store, booksamillion.com. As of November 1, 2014, the Company operated 260 retail book stores, including 196 superstores, concentrated in the eastern United States. Also included in the Company’s retail operations is the operation of Yogurt Mountain, a retailer and franchisor of self-serve frozen yogurt stores with 44 locations. The Company also develops and manages commercial retail real estate. Currently, the Company owns and operates four shopping centers located in Florence, Alabama, Gardendale, Alabama, Fayetteville, North Carolina and Jacksonville, Florida, comprised of an aggregate total of 316,000 square feet.
The Company has three reportable operating segments: retail trade; electronic commerce trade; and real estate development and management. The Company's retail strategy consists of expanding product offerings and opening stores in new and existing market areas. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats. From November 2, 2013 to November 1, 2014, we opened 12 stores, closed 9 stores, converted 4 stores and relocated 4 stores, increasing our store count to 260. The strategy of our electronic commerce trade segment focuses on expanding the Company’s product offerings and increasing traffic to the Company’s online website through effective marketing programs and promotional activities. Our real estate strategy consists of developing and managing real estate to generate rental income.
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
Results of Operations
Total revenue
The following table sets forth net revenue data by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 1, 2014	% of Revenue	November 2, 2013	% of Revenue	November 1, 2014	% of Revenue	November 2, 2013	% of Revenue
Retail Trade	$99,358	98.2%	$97,744	97.7%	$307,418	98.1%	$305,276	97.7%
Electronic Commerce Trade	5,437	5.4%	5,682	5.7%	14,759	4.7%	16,926	5.4%
Real Estate Development and Management	812	0.8%	593	0.6%	2,128	0.7%	1,367	0.4%
Intersegment Sales Elimination	(4,421)	(4.4)%	(4,025)	(4.0)%	(11,001)	(3.5)%	(11,149)	(3.6)%
Total Revenues	$101,186	100.0%	$99,994	100.0%	$313,304	100.0%	$312,420	100.0%
During the thirteen weeks ended November 1, 2014, total revenue increased $1.2 million, or 1.2%, to $101.2 million from $100.0 million during the thirteen weeks ended November 2, 2013. Total revenue increased $0.9 million, or 0.3%, to $313.3 million during the thirty-nine weeks ended November 1, 2014 from $312.4 million during the thirty-nine weeks ended November 2, 2013. The changes by segments were as follows:

•
Retail trade revenue for the thirteen weeks ended November 1, 2014 increased $1.7 million, or 1.7%, to $99.4 million from $97.7 million during the same period a year ago and accounted for 98.2% of the Company’s total revenue. The increase was primarily due to an increase in sales at comparable stores and the addition of new stores. Comparable store sales for the retail trade segment for the thirteen weeks ended November 1, 2014 increased 2.2% when compared to the same thirteen week period for the prior year. The increase in comparable store sales for the thirteen week period ended November 1, 2014 was primarily due to improvement in our core book business and general merchandise, offset by decreased sales of electronic accessories and discount books. Retail trade revenue for the thirty-nine weeks ended November 1, 2014 increased $2.1 million, or 0.7%, to $307.4 million from $305.3 million during the same period a year ago and accounted for 98.1% of the Company’s total revenue. The increase was primarily due to inclusion of sales of Yogurt Mountain as a result of the Company’s consolidation of the entity upon its acquisition of a controlling interest on July 19, 2013, offset by lower comparable store sales. Yogurt Mountain sales for the thirty-nine weeks ended November 1, 2014 were $5.0 million, compared to $2.6 million for the post-consolidation period last year. Comparable store sales for the retail trade segment for the thirty-nine weeks ended November 1, 2014 increased 0.3% when compared to the same thirty-nine weeks period for the prior year. The increase in comparable store sales for the thirty-nine weeks ended November 1, 2014 was primarily due to increased sales of media and general merchandise, slightly offset by a decrease in electronic accessories and magazines.

•
Electronic commerce trade revenue for the thirteen weeks ended November 1, 2014 decreased $0.3 million, or 5.3%, to $5.4 million from $5.7 million during the same period a year ago and accounted for 5.4% of the Company’s total revenue. The decrease was due primarily to lower sales of eReader devices, as well as decreases in traditional Internet book sales. Electronic commerce trade revenue for the thirty-nine weeks ended November 1, 2014 decreased $2.1 million, or 12.4%, to $14.8 million from $16.9 million during the same period a year ago and accounted for 4.7% of the Company’s total revenue. The decrease was due primarily to lower sales of eReader devices.

•
Real estate development and management revenue for the thirteen weeks ended November 1, 2014 increased $0.2 million, or 33.3%, to $0.8 million from $0.6 million during the same period a year ago and accounted for 0.8% of the Company’s total revenue. The increase during this period was primarily due to an increase in rental revenue as a result of the Company's purchase of a shopping center in Fayetteville, North Carolina in the first quarter of fiscal 2015, the purchase of a shopping center in Jacksonville, Florida in the second quarter of fiscal 2015 and the purchase of a shopping center in Gardendale, Alabama in the second quarter of fiscal 2014. Real estate development and management revenue for the thirty-nine weeks ended November 1, 2014 increased $0.7 million, or 50.0%, to $2.1 million from $1.4 million during the same period a year ago and accounted for 0.7% of the Company’s total revenue. The increase during this period was primarily due to an increase in rental revenue as a result of the Company's purchase of a shopping center in Fayetteville, North Carolina in the first quarter of fiscal 2015, the purchase of a shopping center in Jacksonville, Florida in the second quarter of fiscal 2015 and the purchase of a shopping center in Gardendale, Alabama in the second quarter of fiscal 2014.

•	The intersegment sales elimination primarily represents sales from retail trade to electronic commerce trade and other revenue from real estate properties to retail trade.
Gross profit
The following table sets forth gross profit data by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 1, 2014	% of Revenue	November 2, 2013	% of Revenue	November 1, 2014	% of Revenue	November 2, 2013	% of Revenue
Retail Trade	$25,693	25.9%	$25,555	26.1%	$83,489	27.2%	$83,389	27.3%
Electronic Commerce Trade	1,020	18.8%	537	9.5%	2,182	14.8%	2,032	12.0%
Real Estate Development and Management	594	73.2%	387	65.3%	1,703	80.0%	1,160	84.9%
Intersegment Sales Elimination	(490)	11.1%	(324)	8.0%	(1,121)	10.2%	(955)	8.6%
Gross Profit	$26,817	26.5%	$26,155	26.2%	$86,253	27.5%	$85,626	27.4%
During the thirteen weeks ended November 1, 2014, total gross profit increased $0.6 million, or 2.3%, to $26.8 million from $26.2 million during the thirteen weeks ended November 2, 2013. For the thirteen weeks ended November 1, 2014, gross profit as a percentage of revenue increased to 26.5% from 26.2% during the same period a year ago. Gross profit increased $0.7 million, or 0.8%, to $86.3 million during the thirty-nine weeks ended November 1, 2014 from $85.6 million during the thirty-nine weeks ended November 2, 2013. Gross profit as a percentage of revenue increased to 27.5% from 27.4% during the same period a year ago. The changes by segments were as follows:

•
Retail trade gross profit for the thirteen weeks ended November 1, 2014 increased $0.1 million, or 0.4%, to $25.7 million from $25.6 million during the same period a year ago. For the thirteen weeks ended November 1, 2014, retail trade gross profit as a percentage of revenue decreased to 25.9% from 26.1% during the same period a year ago. The decrease in gross profit rate was a result of higher occupancy costs, offset by lower warehouse costs. Retail trade gross profit for the thirty-nine weeks ended November 1, 2014 increased $0.1 million, or 0.1%, to $83.5 million from $83.4 million during the same period a year ago. Retail trade gross profit as a percentage of revenue decreased to 27.2% from 27.3% during the same period a year ago. The decrease in gross profit rate was primarily the result of higher occupancy costs, partially offset by lower warehouse costs.

•
Electronic commerce trade gross profit for the thirteen weeks ended November 1, 2014 increased $0.5 million, or 100.0%, to $1.0 million from $0.5 million during the same period a year ago. Electronic commerce trade gross profit as a percentage of revenue increased to 18.8% from 9.5% during the same period a year ago. The increase in gross profit as a percentage of revenue was due to lower shipping costs and lower average product costs. Electronic commerce trade gross profit for the thirty-nine weeks ended November 1, 2014 increased $0.2 million, or 10.0%, to $2.2 million from $2.0 million during the same period a year ago. Electronic commerce trade gross profit as a percentage of revenue increased to 14.8% from 12.0% during the same period a year ago. The increase in gross profit as a percentage of revenue was due to lower net shipping costs.

•
Real estate development and management gross profit for the thirteen weeks ended November 1, 2014 increased $0.2 million, or 50.0%, to $0.6 million from $0.4 million during the same period a year ago. The increase in gross profit was due to a net increase in revenue (as discussed above). Real estate development and management gross profit for the thirty-nine weeks ended November 1, 2014 increased $0.5 million, or 41.7%, to $1.7 million from $1.2 million during the same period a year ago. The increase in gross profit was due to a net increase in revenue (as discussed above).

Operating, selling and administrative expenses
The following table sets forth operating, selling and administrative expense data for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 1, 2014	% of Revenue	November 2, 2013	% of Revenue	November 1, 2014	% of Revenue	November 2, 2013	% of Revenue
Operating, selling and administrative expenses	$29,577	29.2%	$28,602	28.6%	$88,173	28.1%	$87,107	27.9%
Operating, selling and administrative expenses were $29.6 million for the thirteen weeks ended November 1, 2014, compared to $28.6 million during the same period last year, an increase of 3.5%. The increase in operating, selling and administrative expenses was primarily due to higher store repair and maintenance costs. Operating, selling and administrative expenses as a percentage of net revenue for the thirteen weeks ended November 1, 2014 increased to 29.2% from 28.6% during the same period last year due to store preventive maintenance and repair expense, partially offset by lower retail selling expense. Operating, selling and administrative expenses were $88.2 million for the thirty-nine weeks ended November 1, 2014, compared to $87.1 million during the same period last year, an increase of 1.3%. The increase in operating, selling and administrative expenses was primarily due to higher store repair and maintenance costs and the consolidation of Yogurt Mountain’s operations, partially offset by a reduction in salaries and lower health insurance costs. Operating, selling and administrative expenses as a percentage of net revenue for the thirty-nine weeks ended November 1, 2014 increased to 28.1% from 27.9% during the same period last year driven by the higher repair and maintenance costs at stores.
Depreciation and amortization
The following table sets forth depreciation and amortization data by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 1, 2014	% of Revenue	November 2, 2013	% of Revenue	November 1, 2014	% of Revenue	November 2, 2013	% of Revenue
Retail Trade	$4,071	4.1%	$4,545	4.6%	$12,446	4.0%	$12,876	4.2%
Electronic Commerce Trade	62	1.1%	87	1.5%	214	1.4%	266	1.6%
Real Estate Development and Management	170	20.9%	132	22.3%	460	21.6%	341	24.9%
Depreciation and amortization	$4,303	4.3%	$4,764	4.8%	$13,120	4.2%	$13,483	4.3%

Depreciation and amortization expense was $4.3 million for the thirteen weeks ended November 1, 2014, compared to $4.8 million for the thirteen weeks ended November 2, 2013. The decrease was primarily due to lower depreciation for Yogurt Mountain, LLC as stores have been converted to franchise locations since this same period last year and lower depreciation as a result of closed book store locations. Depreciation and amortization expense was $13.1 million for the thirty-nine weeks ended November 1, 2014, compared to $13.5 million for the thirty-nine weeks ended November 2, 2013. The decrease was primarily due to lower depreciation for Yogurt Mountain, LLC as stores have been converted to franchise locations since this same period last year and lower depreciation as a result of closed book store locations. Depreciation and amortization expense as a percentage of net revenue for the thirty-nine weeks ended November 1, 2014 and November 2, 2013 totaled 4.2% and 4.3%, respectively.

Operating loss from continuing operations
The following table sets forth operating loss from continuing operations by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 1, 2014	% of Revenue	November 2, 2013	% of Revenue	November 1, 2014	% of Revenue	November 2, 2013	% of Revenue
Retail Trade	$(6,783)	(6.8)%	$(6,969)	(7.1)%	$(15,151)	(4.9)%	$(14,629)	(4.8)%
Electronic Commerce Trade	(126)	(2.3)%	(250)	(4.4)%	101	0.7%	(100)	(0.6)%
Real Estate Development and Management	241	29.7%	227	38.3%	843	39.6%	435	31.8%
Intersegment Sales Elimination	(395)	8.9%	(219)	5.4%	(833)	7.6%	(670)	6.0%
Operating loss	$(7,063)	(7.0)%	$(7,211)	(7.2)%	$(15,040)	(4.8)%	$(14,964)	(4.8)%
The Company’s consolidated operating loss from continuing operations for the thirteen weeks ended November 1, 2014 decreased $0.1 million, or 1.4%, to an operating loss of $7.1 million from $7.2 million for the same period a year ago. The decrease in operating loss was primarily due to growth in Real Estate Development and Management segment revenue, lower warehouse operating costs and a reduction in depreciation expense, partially offset by higher store repair and maintenance costs. The Company’s consolidated operating loss from continuing operations was $15.0 million for each of the thirty-nine weeks ended November 1, 2014 and November 2, 2013. Operating loss was flat when compared to last year primarily due to an increase in Real Estate Development and Management segment revenue, offset by higher store repair and maintenance costs and higher occupancy costs.
Interest expense, net
The following table sets forth interest expense data for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 1, 2014	% of Revenue	November 2, 2013	% of Revenue	November 1, 2014	% of Revenue	November 2, 2013	% of Revenue
Interest expense	$478	0.5%	$620	0.6%	$1,603	0.5%	$1,512	0.5%
Net interest expense was $0.5 million, or 0.5% of net revenue, for the thirteen weeks ended November 1, 2014, compared to $0.6 million, or 0.6% of net revenue, for the same period last year. The decrease in interest expense for the thirteen weeks ended November 1, 2014 was primarily due to a lower average revolver balance resulting from lower working capital needs due to improved inventory management and BAM superstore closures. Net interest expense was $1.6 million, or 0.5% of net revenue, for the thirty-nine weeks ended November 1, 2014, compared to $1.5 million, or 0.5% of net revenue, for the same period last year. The increase in interest expense for the thirty-nine weeks ended November 1, 2014 was due to the Company entering into a $12.6 million loan agreement during the second quarter of fiscal 2014, entering into a $5.0 million loan agreement during the second quarter of fiscal 2015, and also entering into a $3.2 million loan agreement during the third quarter of fiscal 2015, each for the purpose of financing its real estate development and management operations.
Income tax expense (benefit)
The following table sets forth income tax expense data for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 1, 2014	% of Revenue	November 2, 2013	% of Revenue	November 1, 2014	% of Revenue	November 2, 2013	% of Revenue
Income tax expense (benefit)	$(476)	(0.5)%	$(590)	(0.6)%	$(442)	(0.1)%	$3,485	1.1%
Income tax benefit was $0.5 million, or (0.5)% of net revenue, for the thirteen weeks ended November 1, 2014, compared to an income tax benefit of $0.6 million, or (0.6)% of net revenue, for the same period last year. The decrease in income tax benefit for the thirteen weeks ended November 1, 2014 compared to the same period in the prior year was primarily due to the expiration of the reserve for uncertain tax positions. Income tax benefit was $0.4 million, or (0.1)% of net revenue, for the thirty-nine weeks ended November 1, 2014, compared to an income tax expense of $3.5 million, or 1.1% of net revenue, for the same period last year. The decrease in income tax expense for the thirty-nine week period ended November 1, 2014 compared to the same period in the prior year was primarily due to the recording of a non-cash valuation allowance and the reversal of previously recorded income tax benefits during the 2013 thirty-nine week period (see Note 10, "Income Taxes").
Net Loss from continuing operations
The following table sets forth net loss from continuing operations for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	November 1, 2014	% of Revenue	November 2, 2013	% of Revenue	November 1, 2014	% of Revenue	November 2, 2013	% of Revenue
Net loss from continuing operations	$(7,055)	(7.0)%	$(7,128)	(7.1)%	$(16,024)	(5.1)%	$(19,849)	(6.4)%
As a result of the factors discussed above, the Company reported consolidated net loss from continuing operations of $7.1 million, or (7.0)% of net revenue, for the thirteen weeks ended November 1, 2014, compared to a loss of $7.1 million, or (7.1)% of net revenue, for the same period last year. The Company reported consolidated net loss from continuing operations of $16.0 million, or (5.1)% of net revenue, for the thirty-nine weeks ended November 1, 2014, compared to $19.8 million, or (6.4)% of net revenue, for the same period last year.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our Credit Facility, as described in Note 9, "Short-term Borrowing and Long-term Debt," to the condensed consolidated financial statements. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the thirty-nine weeks ended November 1, 2014 and November 2, 2013 were $51.0 million and $42.3 million, respectively.
Cash Flows
Operating activities used cash of $14.0 million and $46.5 million in the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively, and included the following:

•
Cash provided by trade and related party accounts payable in the thirty-nine weeks ended November 1, 2014 was $11.0 million, compared to $2.3 million of cash used in the thirty-nine weeks ended November 2, 2013, an increase of $13.3 million of cash provided year over year. The change from the prior year was primarily the result of the timing of vendor payments for inventory.

•
Cash used by inventories in the thirty-nine weeks ended November 1, 2014 was $19.4 million, compared to $30.7 million of cash used by inventories in the thirty-nine weeks ended November 2, 2013, a decrease of $11.2 million of cash used year over year. The $11.2 million decrease in cash used by inventories was primarily due to changes in inventory levels from proactive inventory management and shift towards store formats that require less inventory.

•
Cash used by prepayments and other assets in the thirty-nine weeks ended November 1, 2014 was $1.3 million, compared to $2.5 million of cash used in the thirty-nine weeks ended November 2, 2013, a decrease of $1.2 million in cash used by prepayments and other assets year over year. The change from the prior year was primarily the result of a decrease in prepaid rent as a result of the timing of rent payments.

Cash used in investing activities reflected a $19.9 million and $24.2 million net use of cash for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. Cash used in the thirty-nine weeks ended November 1, 2014 primarily related to capital expenditures for the development of commercial real estate, the acquisition of commercial real estate, the opening of new stores and the remodeling of existing stores and other improvements. The acquisition of commercial real estate was related to the Company's purchase of shopping centers in Fayetteville, North Carolina for $2.9 million in March 2014 and in Jacksonville, Florida for $5.3 million in July 2014. Cash used in the thirty-nine weeks ended November 2, 2013 included the opening of new stores, purchase of corporate office space that had previously been leased for $1.1 million, the acquisition of a minority interest in IF (see Note 13, "Equity Method Investments") for $1.8 million and the purchase and development of a shopping center in Gardendale, Alabama for $8.4 million. The decrease in cash used in investing activities year over year was primarily due to less capital spending on new stores and the changes in other investments as noted.

Cash flows from financing activities generally consist of borrowings and repayments related to our short-term and long-term debt. Financing activities provided cash of $30.7 million and $75.5 million for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. The change from the prior year was primarily due to a decrease in short-term borrowings (net of repayments) driven by lower inventory levels in the current year.
Financial Position
Inventory balances were $219.0 million as of November 1, 2014, compared to $199.6 million as of February 1, 2014. The increase in inventory of 9.7% was primarily due to changes in inventory levels in preparation for the holiday season. Trade and related party accounts payable balances were $97.6 million as of November 1, 2014, compared to $86.5 million as of February 1, 2014. The increase in trade and related party accounts payable was due to the timing of vendor payments for inventory. Accrued expenses were $36.7 million as of November 1, 2014, compared to $39.6 million as of February 1, 2014. The decrease in accrued expenses was primarily due to a reduction in accrued salary expense, gift card liability and timing of ACH expense payables.
Future Commitments
The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments of the Company at November 1, 2014 (in thousands):

	Payments Due Under Contractual Obligations(1)
	Total	FY 2015	FY 2016	FY 2017	FY 2018	FY 2019	Thereafter
Short-term borrowings(2)	$44,608	$44,608	$—	$—	$—	$—	$—
Industrial revenue bond	4,300	—	—	4,300	—	—	—
PGP Florence, PGP Gardendale and PGP Fayetteville commercial real estate debt	20,248	146	699	779	815	851	16,958
Related party debt(3)	575	8	34	35	36	462	—
Subtotal of debt	69,731	44,762	733	5,114	851	1,313	16,958
Interest(4)	9,564	248	940	858	816	772	5,930
Operating leases(5)	153,623	10,191	37,766	32,314	25,795	18,781	28,776
Capital leases	1,880	146	535	525	502	172	—
Total of obligations	$234,798	$55,347	$39,974	$38,811	$27,964	$21,038	$51,664

(1)
This table excludes any amounts related to the payment of the $0.1 million of income tax uncertainties, as the Company cannot make a reasonable estimate of the periods of cash settlements with the respective taxing authorities.

(2)	Short-term borrowings represent borrowings under the $150.0 million Credit Facility (see Note 9, "Short-term Borrowing and Long-term Debt") that are due in 12 months or less.

(3)	See Note 4, "Related Party Transactions."

(4)	Interest represents interest related to revolver loans, the Bond, the PGP Florence, PGP Gardendale and PGP Fayetteville commercial real estate debt and related party debt.

(5)	Excludes obligations under store leases for insurance, taxes and other maintenance costs.
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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of possible obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities had been recorded for these obligations on the Company’s balance sheet at November 1, 2014 or February 1, 2014, as such potential liabilities were considered not probable at such dates.
Related Party Activities
See Note 4, "Related Party Transactions," to the condensed consolidated financial statements for information regarding related party activities.
Critical Accounting Policies
A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the thirty-nine weeks ended November 1, 2014.
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

3.1(a)
Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 33-52256), originally filed September 21, 1992).

3.1(b)
Certificate Regarding Amendment of the Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012).

3.2	Amended and Restated By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated August 20, 2009).

31.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of R. Todd Noden, Executive Vice President and Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of R. Todd Noden, Executive Vice President and Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

101	Interactive Data Files for Books-A-Million, Inc.’s Quarterly Report on Form 10-Q for the period ended November 1, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKS-A-MILLION, INC.

Date: December 11, 2014	By:	/s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President (Principal Executive Officer)

Date: December 11, 2014	By:	/s/ R. Todd Noden
R. Todd Noden
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)