Form 10-K
period 2015-01-31
BOOKS A MILLION INC
filed 2015-04-17
CIK 891919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the Registrant) as of August 2, 2014, was approximately $11.5 million.
The number of shares outstanding of the Registrant’s Common Stock as of April 15, 2015 was 15,442,042.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2015 are incorporated by reference into Part III of this report.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
10-K INDEX

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
This document contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. A number of factors could cause the actual results, performance or achievements of Books-A-Million, Inc. (the “Company”) or the results of its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company’s specific market areas; inflation or deflation; economic conditions in general and in the Company’s specific market areas; the number of store openings and closings; the profitability of certain product lines, capital expenditure and future liquidity; liability and other claims asserted against the Company; the impact of electronic books and e-content; uncertainties related to the internet and the Company’s internet operations; the ability of the Company to protect against data risks; the successful development of the properties held by the Company in connection with the Company’s real estate development and management segment; the Company’s ability to lease the properties; the factors described in ITEM 1A. RISK FACTORS herein; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

ITEM 1.	BUSINESS
General
Books-A-Million, Inc. is a leading book retailer primarily located in the eastern United States and operates both superstores and traditional bookstores. Superstores, the first of which was opened in 1987, range in size from 8,000 to 39,000 square feet and operate under the names “Books-A-Million,” “BAM!,” “Books and Co.” and “2nd & Charles.” Traditional bookstores are smaller stores operated under the names “Bookland,” “Books-A-Million” and “BAM!.” These stores range in size from 2,000 to 10,300 square feet and are located primarily in enclosed malls. All store formats generally offer an extensive selection of best sellers and other hardcover and paperback books, magazines, toys, games, electronics and gifts. In addition to these retail store formats, we offer our products over the internet at Booksamillion.com. Our retail operations also include the operation of Yogurt Mountain Holding, LLC, a retailer and franchisor of self-serve frozen yogurt stores. We also develop and manage commercial real estate investments through our subsidiary Preferred Growth Properties, LLC.
We were founded in 1917, originally incorporated under the laws of the State of Alabama in 1964 and reincorporated in Delaware in September 1992. Our principal executive offices are located at 402 Industrial Lane, Birmingham, Alabama 35211, and our telephone number is (205) 942-3737. Unless the context otherwise requires, references to “we,” “our,” “us” or “the Company” include our consolidated subsidiaries, American Wholesale Book Company, Inc. (“American Wholesale”), booksamillion.com, inc., BAM Card Services, LLC, Preferred Growth Properties, LLC (“PGP”), PGP Florence, LLC, PGP Gardendale, LLC, PGP Fayetteville, LLC, PGP Jacksonville, LLC, Pickering Partners, LLC and Yogurt Mountain Holding, LLC.
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

Business Segments
We have three reportable operating segments: retail trade; electronic commerce trade; and real estate development and management. In the retail trade segment, we are primarily engaged in the retail sale of books, magazines and general merchandise, including gifts, cards, games, toys, collectibles, music, DVDs, electronic devices and accessories at our retail stores. The retail trade segment includes our distribution center operations, which predominantly supply merchandise to our retail stores, as well as Yogurt Mountain owned stores and franchises. In the electronic commerce trade segment, we are engaged in the retail sale of books and general merchandise over the internet. This segment is managed separately due to divergent technology and marketing requirements. The real estate development and management segment is managed separately from the retail trade and electronic commerce trade segments, with a focus on deriving revenues through developing and leasing commercial retail real estate for purposes of earning rental income. For additional information on our reportable business segments, see Note 9, “Business Segments,” in the Notes to Consolidated Financial Statements contained herein.
Retail Stores
We developed superstores to capitalize on the growing consumer demand for the convenience, selection and value associated with the superstore retailing format. Each superstore is designed to be a receptive and open environment conducive to browsing, reading and shopping and includes ample space for promotional events open to the public, including book autograph sessions and children’s storytelling. We operated 196 superstores as of January 31, 2015.
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
Our traditional stores are tailored to the size, demographics and competitive conditions of the particular market area. Traditional stores are located primarily in enclosed malls and generally feature a wide selection of books, magazines, gifts and other products. We operated 60 traditional stores as of January 31, 2015.
Our Yogurt Mountain locations offer self serve frozen yogurt and toppings. Yogurt Mountain stores are typically located in strip shopping centers, although some are located within our superstore locations. Our locations are broken down into owned locations and franchise locations. As of January 31, 2015, there were 25 owned locations, of which 14 were located within our superstores. We also manage 17 franchise locations.
Merchandising
We employ several value-oriented merchandising strategies. Books on our best-seller list, which list is developed by us based on the sales and customer demand in our stores, are generally sold in our superstores at or below publishers’ suggested retail prices. In addition, customers can join the Millionaire’s Club, which is a loyalty program for our customers, and save a minimum of 10% on almost all purchases in any of our retail stores, including already discounted best-sellers. Our point-of-sale computer system provides data designed to enable us to anticipate consumer demand and customize store inventory selection to reflect local customer interest.

Marketing
We promote our bookstores principally through the use of traditional direct mail, e-mail and online advertising, as well as through point-of-sale materials posted and distributed in our stores. In certain markets, radio and newspaper advertising is also used on a selective basis. We also arrange for special appearances and book autograph sessions with recognized authors to attract customers and to build and reinforce customer awareness of our stores. A substantial portion of our advertising expenses are reimbursed from publishers through their cooperative advertising programs.
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
Real Estate Development and Management Operations
The real estate development and management segment of our business is focused on developing and leasing commercial real estate properties in order to generate rental income. The success of this segment is dependent on our ability to identify undervalued properties for acquisition and successfully develop these properties in order to maximize their value. Additionally, we manage our own properties, which enables us to better control our operating expenses and establish and maintain long-term relationships with our tenants. As of January 31, 2015, we owned four commercial real estate properties. At that time, our properties in Florence, Alabama and Fayettville, North Carolina were fully operational and our properties in Gardendale, Alabama and Jacksonville, Florida were partially operational and under development.
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
We purchase merchandise from over 3,000 vendors. We purchase the majority of our collectors’ supplies from Anderson Press, Inc. and substantially all of our magazines from Anderson Media Corporation, each of which is a related party. See Note 7, “Related Party Transactions,” in the Notes to Consolidated Financial Statements, contained herein. During the fiscal years ended January 31, 2015 and February 1, 2014, our top 5 vendors accounted for approximately 49.1% and 46.6%, respectively, of our overall merchandise purchases, with no one vendor accounting for more than 16.1% in fiscal 2015 or 13.3% in fiscal 2014 of such purchases. As of January 31, 2015 approximately 70.4% of our inventory may be returned to the vendors for credit, which substantially reduces our risk of inventory obsolescence.

Distribution Capabilities
Our subsidiary, American Wholesale, receives a substantial portion of our inventory shipments, including substantially all of our books, at its two facilities located in Florence, Alabama and Tuscumbia, Alabama. Orders from our bookstores are processed by computer and assembled for delivery to our stores on pre-determined weekly schedules. Substantially all deliveries of inventory from American Wholesale facilities are made by a dedicated transportation fleet. At the time at which deliveries are made to each of our stores, returns of slow moving or obsolete products are picked up and returned to the American Wholesale returns processing center. American Wholesale then returns these products to vendors for credit, if credit is available.
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
Our internet operations also face competition from online retailers such as Amazon.com, Barnes & Noble and Wal-Mart, as well as online marketplaces. The competition within this segment is largely based on price and availability of products. Many of our current and potential competitors for our internet operations have greater resources, longer histories, more customers and greater brand recognition than we do. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to technology, infrastructure, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.
Seasonality
Similar to many retailers, our business is seasonal, with the highest retail sales, gross profit and net income historically occurring in our fourth fiscal quarter. This seasonal pattern reflects the increased demand for books and gifts during the year-end holiday selling season. Working capital requirements are generally at their highest during the third fiscal quarter and the early part of the fourth fiscal quarter due to the seasonality of our business. Consequently, our results of operations depend significantly upon net sales generated during the fourth fiscal quarter, and any significant adverse trend in the net sales of such period would likely have a material adverse effect on our results of operations for the full year. In addition to seasonality, our results of operations may fluctuate from quarter to quarter as a result of the amount and timing of sales and profits contributed by new stores, the impact of closed stores, as well as other factors. Accordingly, the addition of a large number of new stores, or closure of stores in a particular fiscal quarter could adversely affect our results of operations for that quarter.
Trademarks
The primary trademarks of the Company are: “Books-A-Million,” “BAM!,” “BAM! Books-A-Million,” “Bookland,” “Books & Co.,” “2nd & Charles,” “Books are Just the Beginning,” “Millionaire’s Club,” “Sweet Water Press,” “Thanks-A-Million,” “Up All Night Reader,” “Read & Save Rebate,” “Readables Accessories for Readers,” “Kids-A-Million,” “Toys-A-Million,” “Teachers First,” “The Write Price,” “Bambeanos,” “Hold That Thought,” “Book$mart,” “BAMM,” “BAMM.com,” “BOOKSAMILLION.com,” “BAM.com", "BOOKSAMILLION.COM,” “Chillatte,” “Joe Muggs Newsstand,” “Page Pets,” “JOEMUGGS.com,” “FAITHPOINT,” “Joe Muggs,” “Snow Joe,” “Summer Says,” “On the John University,” “OTJU,” “American Wholesale Book Company,” “AWBC”, "PROTECTIT" and “NetCentral.”

Employees
As of January 31, 2015, we employed approximately 2,400 full-time associates and 3,000 part-time associates. The number of part-time associates employed fluctuates based upon seasonal needs. None of our associates is covered by a collective bargaining agreement. We believe that relations with our associates are good.

ITEM 1A.	RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.
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
Our business is highly seasonal.
Our business is highly seasonal, with sales and earnings generally highest in the fourth fiscal quarter and lowest in the first fiscal quarter. Our results of operations depend significantly upon the holiday selling season in the fourth fiscal quarter. During the fiscal year ended January 31, 2015, approximately 33.9% of our sales were generated in the fourth fiscal quarter. If we do not stock popular products in sufficient amounts, or if we fail to have sources to timely restock popular products during the busy holiday period such that we fail to meet customer demand, our revenue, our earnings and our future growth could be significantly impacted. In addition, if we experience less than satisfactory net sales during a fourth fiscal quarter, we may not be able to sufficiently compensate for any losses that may have been incurred during the first three quarters of that fiscal year.

Our business has been and may continue to be adversely affected by economic conditions.
The Company believes that the recovery of the United States and global economies is moderate and that the overall economic environment continues to be challenging. As this situation persists, the Company believes that these conditions have had and may continue to have an adverse impact on spending by the Company’s current retail customer base and potential new customers. Because of these significant challenges, we are continuously reviewing and adjusting our business activities to address the changing economic environment. We are carefully managing our inventory and liquidity and enforcing expense controls while working diligently and prudently to grow our business. However, our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including reduced availability of credit, increased unemployment levels, increased health care costs, higher energy and fuel costs, rising interest rates, high household debt costs, financial market volatility and long-term economic downturn. These conditions could have a negative impact on the earnings, liquidity and capital resources of the Company.
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
The Company opened 8 new stores during the 2015 fiscal year. There can be no assurance that we will be able to integrate these new stores successfully, which could have a negative impact on the earnings, liquidity and capital resources of the Company.

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
As part of our operating strategy for the real estate development and management segment, we intend to continue to develop new properties and to expand and/or redevelop existing properties as market conditions warrant. In addition to the risks associated with real estate investments in general, there are significant risks associated with development activities. For example:

•
We may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs and/or lower than expected leases.

•
We may incur development costs for a property that exceed original estimates due to increased materials, labor or other costs, changes in development plans or unforeseen environmental conditions, which could make completion of the property more costly or uneconomical.

•	Land, insurance and construction costs may be higher than expected in our markets; therefore, we may be unable to attract rents that compensate for these increases in costs.

•	We may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring any such opportunities.

•	Rental rates and occupancy levels may be lower than anticipated.

•	Changes in applicable zoning and land use laws may require us to abandon projects prior to their completion, resulting in the loss of development costs incurred up to the time of abandonment.

•	We may experience delays in completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals, or other factors outside of our control.
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
We rely heavily upon our suppliers to provide us with new products as quickly as possible. The loss of any of our suppliers could reduce our product offerings, which could cause us to be at a competitive disadvantage. In addition, we depend upon the business terms that we can obtain from suppliers, including competitive prices, unsold product return policies, new release title quantity allocations, advertising and market development allowances, freight charges and payment terms. Our failure to maintain favorable business terms with our suppliers could adversely affect our ability to offer products to consumers at competitive prices. As suppliers merge and consolidate, our ability to negotiate favorable prices and terms may decline. To the extent that our suppliers rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions in the form of tariffs or quotas and currency fluctuations, could hurt our business.

Our vendor relationships subject us to a number of risks, and we rely on certain vendors that are related parties.
Strong vendor relationships are a key driver to our success. Although we purchase merchandise from over 3,000 vendors, we have significant vendors that are important to us. During the fiscal year ended January 31, 2015 and fiscal year ended February 1, 2014, our top 5 vendors accounted for approximately 49.1% and 46.6%, respectively, of our overall merchandise purchases, with no one vendor accounting for more than 16.1% in fiscal 2015 or 13.3% in fiscal 2014 of such purchases. Consolidation of vendors could have a negative impact on our results as it could hamper our ability to negotiate pricing and terms as well as cooperative advertising arrangements. If our current vendors were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms. We have entered into and may, in the future, enter into various transactions and agreements with entities wholly or partially owned by certain stockholders or directors (including certain officers) of the Company, including one such entity that serves as our primary magazine vendor and another that serves as our primary provider of collectors’ supplies, as further described in Note 7, “Related Party Transactions,” in the Notes to Consolidated Financial Statements, contained herein. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable to us as could reasonably have been obtained at such time from unrelated third parties.
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

The Company accepts payment cards from customers and processes them electronically. The Company also receives and maintains certain personal information about customers and employees. A number of retailers have experienced security breaches in which payment card and personal information has been stolen or compromised. While the Company has taken significant steps to prevent the occurrence of security breaches in this respect, the Company may, in the future, become subject to claims for purportedly fraudulent transactions arising out of the theft or compromise of payment card and personal information, and may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Any such proceeding could be a distraction to the Company and cause significant unplanned losses and expenses. Additionally, if the Company is unable to support chip processing for its credit and debit card transactions by October 1, 2015, it may be financially liable for any card present fraud losses. If the Company’s security and information systems are compromised, if computer and mobile communications equipment is lost or stolen, if employees and other authorized agents of the Company fail to comply with the Company's corporate policies and procedures, or applicable laws and regulations, or if payment card or personal information is obtained by unauthorized persons or used inappropriately or illegally, it could adversely affect the Company’s reputation, as well as results of operations, and could result in litigation, the imposition of penalties or significant  expenditures to remediate any damage to persons whose payment card and personal information has been compromised. The Company is continuously working to install new and upgrade existing security and information systems to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches. However, there is no guarantee that the Company will not be affected by cyber risks or security breaches or that the protections and insurance coverage that the Company has in place will be sufficient in the event of a significant cyber attack.
We are subject to a number of risks related to payments that we accept.
We accept payments by a variety of methods, including credit card, debit card, gift card, direct debit from a customer’s bank account, physical bank checks and cash. For certain payment transactions, including credit and debit cards, we pay interchange and other fees, which may increase over time, raising our operating costs and lowering our profit margins. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers or facilitate other types of online payments, and our business and operating results could be adversely affected. If any of our agreements with third parties providing for these payment methods are terminated, and we are unable to replace them on similar terms, or at all, it could adversely affect our operating results. In addition, as we offer new payment options to our customers, we may be subject to additional regulations and compliance requirements.

A major failure of technology and information systems could adversely affect the Company’s business.

The effective and efficient operation of our business is dependent on our technology and information systems. We rely heavily on our information systems to manage all key aspects of our business including: point of sale processing, merchandise planning, purchasing, supply chain management, website and mobile applications, financial management, and safeguarding critical and sensitive information. The failure of our information systems to perform as we anticipate, or to meet the continuously evolving needs of our business, could significantly disrupt our business and cause, for example, higher costs and lost revenues and could threaten our ability to remain in operation. We also expect to continue to make technology investments in the future, which are key to our business. There are inherent risks associated with these system changes, and we may be unable to successfully implement these system changes. Our failure to successfully implement these system changes could have a material adverse effect on our business or results of operations. Additionally, there is no assurance that successful implementation of these system changes will deliver value to us.
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
The Executive Chairman of the Company’s Board of Directors, Clyde B. Anderson, and his brother, Terry C. Anderson, who is a director of the Company, together with their family members and affiliates, were the beneficial owners of an aggregate of approximately 57.5% of the Company’s outstanding common stock as of April 6, 2015. This concentrated ownership may limit the ability of the Company’s other stockholders to influence corporate matters, and, as a result, the Company may take actions with which our other stockholders do not agree. In addition, there may be risks related to the relationships that members of the Anderson family have with the various entities with which the Company has related party transactions.

The Company has received a going private proposal, which proposal, and any related Special Committee process, could materially and adversely affect the Company’s business and financial results.
On January 29, 2015, the Company announced the receipt of a non-binding proposal from Clyde B. Anderson, Executive Chairman of the Company, on behalf of the Anderson family, to acquire certain outstanding shares of the common stock of Books-A-Million, Inc., at a cash purchase price of $2.75 per share.  The Company’s Board of Directors has established a Special Committee of independent directors, comprised of Edward W. Wilhelm and Ronald J. Domanico, to review and consider the proposal. The Special Committee, which has engaged independent financial and legal advisors, is also authorized to consider other proposals and strategic alternatives. The proposal and any related processes undertaken by the Special Committee could cause distractions and disruptions in our business. Further, the costs associated with the evaluation of the proposal and any related processes may be considerable, regardless of whether any transaction is consummated. All of the foregoing could materially and adversely affect our business and financial results and create volatility in the market for shares of our common stock. Further, there is no assurance that a definitive offer for a going private transaction will be made, or, if made, that such a transaction will be consummated. If a going private transaction does not occur, the price of our common stock could decline to the extent that the current market price of our common stock reflects an expectation that a transaction will be completed.

Any of these events may cause our stock price to rise or fall and may adversely affect our financial condition or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our bookstores are generally located either in enclosed malls or strip shopping centers. Our Yogurt Mountain stores are typically located in strip shopping centers as well, but some are located within our superstore locations. Substantially all of our stores are leased. Generally, these leases have terms ranging from three to ten years and require that we pay a fixed minimum rental fee and/or a rental fee based on a percentage of net sales together with certain customary costs (such as property taxes, common area maintenance and insurance). The Company owns the land and related property at the location of two of our retail stores.

The following table presents the number of stores located in each state and the District of Columbia as of January 31, 2015:

State	Number of Superstores	Number of Traditional Book Stores	Number of Yogurt Mountain Stores
Florida	30	1	11
Alabama	20	—	9
Pennsylvania	6	13	—
Georgia	14	3	1
Tennessee	15	1	5
Virginia	12	3	—
North Carolina	11	3	2
South Carolina	11	1	5
Ohio	7	5	1
Texas	8	2	1
Louisiana	9	1	1
Mississippi	6	3	1
West Virginia	5	4	1
Maryland	4	4	2
Kentucky	3	3	1
Indiana	5	1	—
Illinois	3	2	—
Michigan	3	1	—
New Jersey	1	3	—
Arkansas	3	—	1
Iowa	3	—	—
Missouri	3	—	—
Maine	2	1	—
New Hampshire	2	1	—
Wisconsin	1	2	—
Connecticut	1	1	—
Kansas	1	1	—
Colorado	2	—	—
Washington, DC	1	—	—
Nebraska	1	—	—
Oklahoma	1	—	—
South Dakota	1	—	—
Delaware	1	—	—
Total	196	60	42

American Wholesale owns a wholesale distribution center located in an approximately 308,000 square foot facility in Florence, Alabama. In addition, we lease the tractor fleet operated by American Wholesale, which tractors pull the Company-owned and leased trailers and comprise our transportation fleet.
American Wholesale operates a facility located in Tuscumbia, Alabama that serves as a distribution facility and a facility used to refurbish store fixtures for use in our current stores. The square footage of the distribution facility is 178,000 square feet. The square footage of the fixture facility is 56,600 square feet. The distribution facility is leased on a ten year term ending on February 28, 2017. The fixture facility is leased on a five year term ending on December 31, 2019. Our principal executive offices are located in a 20,550 square-foot building located in Birmingham, Alabama that is leased on a ten year term ending on May 31, 2024. Each of these three leases involves related parties. See Note 7, “Related Party Transactions,” in the Notes to Consolidated Financial Statements contained herein.
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
The Company, through its PGP subsidiary, also owns shopping centers in Florence, Alabama, Gardendale, Alabama, Fayetteville, North Carolina and Jacksonville, Florida that it leases to tenants. The four properties combined encompass approximately 364,000 square feet.
We consider our existing properties to be adequate for our present needs and believe that our existing leases are reasonable and appropriate based on location.

ITEM 3.	LEGAL PROCEEDINGS
See Note 10, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements contained herein and incorporated in this Item 3 by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of Books-A-Million, Inc. is traded on the NASDAQ Global Select Market under the symbol “BAMM.” The chart below sets forth the high and low sales prices for the Company’s common stock for each quarter of the fiscal years ended January 31, 2015 and February 1, 2014. We did not declare any dividends during these periods.

Fiscal Quarter Ended	High	Low
January 31, 2015	$2.52	$1.40
November 1, 2014	2.15	1.42
August 2, 2014	2.32	2.02
May 3, 2014	2.47	2.22
February 1, 2014	$2.58	$2.19
November 2, 2013	2.52	2.21
August 3, 2013	3.20	2.39
May 4, 2013	2.79	2.30

The closing price for the Company’s common stock on April 15, 2015 was $2.82. As of April 6, 2015, Books-A-Million, Inc. had approximately 1,188 stockholders of record.

Issuer Purchases of Equity Securities
The Company’s Board of Directors approved a stock repurchase plan on August 21, 2012 (the “2012 Repurchase Program”), under which the Company was authorized to purchase up to $5.0 million of our common stock on the open market or through private transactions from time to time dependent upon market conditions. The 2012 Repurchase Program expired on March 31, 2014. The 2012 Repurchase Program did not obligate the Company to repurchase any specific number of shares. There were no common stock repurchases under the 2012 Repurchase Program during the fifty-two weeks ended January 31, 2015.

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
Overview
The Company, founded in 1917, is principally a retailer of books, media and general merchandise through both its physical operations and its online store, booksamillion.com. As of January 31, 2015, the Company operated 256 retail book stores, including 196 superstores, concentrated in the eastern United States. Also included in the Company’s retail operations is the operation of Yogurt Mountain, a retailer and franchisor of self-serve frozen yogurt stores totaling 42 locations, of which 25 are owned locations. The Company also develops and manages commercial retail real estate. As of January 31, 2015, the Company owned and operated four shopping centers located in Florence, Alabama, Gardendale, Alabama, Fayetteville, North Carolina and Jacksonville, Alabama comprised of a total of approximately 364,000 square feet.
The Company has three reportable operating segments: retail trade; electronic commerce trade; and real estate development and management.
Our retail strategy consists of expanding product offerings and opening stores in new and existing market areas. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats. During fiscal 2015, the Company opened 8 stores, closed 13 underperforming stores, converted 3 stores and relocated 2 stores, decreasing our store count from 261 at February 1, 2014 to 256 in 32 states and the District of Columbia at January 31, 2015. The strategy of our electronic commerce trade segment focuses on expanding the Company’s product offerings and increasing traffic to the Company’s online website through effective marketing programs and promotional activities. Our real estate strategy consists of developing and managing real estate to generate rental income.

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
Anderson Family Proposal

On January 29, 2015, the Company announced the receipt of a non-binding proposal from Clyde B. Anderson, Executive Chairman of the Company, on behalf of the Anderson family, to acquire certain outstanding shares of the common stock of Books-A-Million, Inc., at a cash purchase price of $2.75 per share.  In the proposed potential transaction, the Anderson family would acquire all of the outstanding shares of common stock of the Company not currently owned by the Anderson family through a merger of the Company with a newly formed acquisition vehicle that the Anderson family would control.  The Company’s Board of Directors (the “Board”) has established a Special Committee of independent directors, comprised of Edward W. Wilhelm and Ronald J. Domanico, to review and consider the Anderson family proposal, and any other proposal received by the Board relating to a proposed transaction, with a view to making a recommendation to the Board as to whether such proposed transaction (with such changes and recommendations thereto as the Special Committee may, upon advice of legal, financial and other independent advisors, deem necessary or advisable) is fair to the Company and its stockholders and is advisable and in the best interest of the Company and its stockholders. The Special Committee has engaged independent financial and legal advisors to assist in evaluating the proposal. At this time, however, no decision has been made with respect to the Company’s response to the proposal.

Results of Operations
The following is a highlight of our financial results for the last two fiscal years:

	Fiscal 2015	Fiscal 2014
	52 weeks	52 weeks
Total revenues (in millions)	$474.1	$470.4
Operating income (loss), percentage to total revenue	1.0%	(0.3)%
Comparable store sales increase(decrease)	0.4%	(6.8)%
Net income (loss) from continuing operations (in millions)	$2.9	$(8.2)
Diluted earnings (loss) per share	$0.23	$(0.52)
The overall inventory level decreased approximately $11.6 million in fiscal 2015 compared to fiscal 2014, and inventory turnover increased for fiscal 2015 compared to fiscal 2014, primarily due to higher sales volumes in fiscal 2015 compared to fiscal 2014. We ended fiscal 2015 with $5.8 million of available cash and cash equivalents on the consolidated balance sheet and $99.7 million availability under the Credit Facility, as defined in Note 4, “Short-term Borrowing and Long-term Debt,” in the Notes to Consolidated Financial Statements contained herein.
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
The Company derives the majority of its sales and cash flow through its retail trade segment. The Company continues to generate a substantial portion of our sales through our book business. During the fourth quarter of fiscal 2015, sales in our book business was relatively unchanged versus last year. Our general merchandise categories have also performed well, showing strong year over year growth, due in large part to expanded offerings of toys, games, puzzles and novelty items. The Company offered eReader devices through its retail trade and electronic commerce trade segments; however, sales of these devices experienced significant declines during the year as a result of increased competition for devices and eBook formats.
The Company has also adjusted its strategy by expanding the Company’s real estate development and management operations, an area that management believes can provide future growth opportunities for the Company. During fiscal 2015, the Company generated rental revenue through its fully occupied shopping centers in Florence, Alabama, and Fayetteville, North Carolina, as well as through its shopping centers in Gardendale, Alabama and Jacksonville, Florida that were under development.
Fiscal 2015 Compared to Fiscal 2014

Total revenue

	52 weeks ended		52 weeks ended
(in thousands)	January 31, 2015	% of Revenue	February 1, 2014	% of Revenue
Retail Trade	$465,656	98.2%	$460,499	97.9%
Electronic Commerce Trade	21,736	4.6%	23,426	5.0%
Real Estate Development and Management	3,054	0.6%	1,947	0.4%
Intersegment Sales Elimination	(16,362)	(3.4)%	(15,502)	(3.3)%
Total Revenue	$474,084	100.0%	$470,370	100.0%
During the 52-week period ended January 31, 2015, total revenue increased $3.7 million, or 0.8%, to $474.1 million from $470.4 million during the 52-week period ended February 1, 2014. The changes by segments were as follows:

•
Retail trade revenue for the 52-week period ended January 31, 2015 increased $5.2 million, or 1.1%, to $465.7 million from $460.5 million during the 52-week period ended February 1, 2014 and accounted for 98.2% of the Company’s total revenue. The increase resulted from higher comparable store sales and an increase in sales from new stores. Comparable store sales for the retail trade segment for the 52-week period ended January 31, 2015 increased 0.9% when compared to the comparable 52-week period ended February 1, 2014. The increase in comparable store sales for the 52-week period ended January 31, 2015 was due to increased sales of full price and bargain books and general merchandise, partially offset by decreases in magazine sales and electronic accessories.

•
Electronic commerce trade revenue for the 52-week period ended January 31, 2015 decreased $1.7 million, or 7.3%, to $21.7 million from $23.4 million during the 52-week period ended February 1, 2014 and accounted for 4.6% of the Company’s total revenue. The decrease was due primarily to lower sales of eReader devices, offset by increases in traditional internet book sales.

•
Real estate development and management revenue for the 52-week period ended January 31, 2015 increased $1.2 million, or 63.2%, to $3.1 million from $1.9 million during the same period a year ago and accounted for 0.6% of the Company’s total revenue. The increase in revenue was primarily due to 100% occupancy and a full year of rental revenue at the Company’s shopping centers in Florence, Alabama, and Fayetteville, North Carolina, an increase in rental revenue at the Gardendale, Alabama location as a result of more than 95% occupancy at year end and an increase in rental revenue due to the Company’s purchase of a shopping center in Jacksonville, Florida during the second quarter of fiscal 2015.

•
The intersegment sales elimination primarily represents sales from retail trade to electronic commerce trade and increased in the 52-week period ended January 31, 2015 due to increases in traditional internet book sales as discussed above. Also included in the intersegment sales elimination is rent income derived by the real estate development and management segment from stores of the retail trade segment located in Florence, Alabama and Fayetteville, North Carolina shopping centers.

Gross profit

	52 weeks ended		52 weeks ended
(in thousands)	January 31, 2015	% of Revenue	February 1, 2014	% of Revenue
Retail Trade	$136,147	29.2%	$133,268	28.9%
Electronic Commerce Trade	3,250	15.0%	2,375	10.1%
Real Estate Development and Management	2,401	78.6%	1,633	83.9%
Intersegment Sales Elimination	(1,378)	8.4%	(931)	6.0%
Gross Profit	$140,420	29.6%	$136,345	29.0%
During the 52-week period ended January 31, 2015, total gross profit increased $4.1 million, or 3.0%, to $140.4 million from $136.3 million during the 52-week period ended February 1, 2014. Gross profit as a percentage of revenue increased to 29.6% from 29.0% during fiscal 2015 as compared to fiscal 2014. The changes by segments were as follows:

•
Retail trade gross profit for the 52-week period ended January 31, 2015 increased $2.8 million, or 2.1%, to $136.1 million from $133.3 million during the 52-week period ended February 1, 2014. Retail gross profit as a percentage of net revenue increased to 29.2% during fiscal 2015 from 28.9% during fiscal 2014. The increase in gross profit was due to the net increase in revenue (as discussed above). The increase in gross profit as a percentage of net revenue for the 52-week period ended January 31, 2015 was primarily a result of a more favorable mix of sales.

•
Electronic commerce trade gross profit for the 52-week period ended January 31, 2015 increased $0.9 million, or 37.5%, to $3.3 million from $2.4 million during the 52-week period ended February 1, 2014. Electronic commerce trade gross profit as a percentage of revenue increased to 15.0% during fiscal 2015 from 10.1% during fiscal 2014. The increase in gross profit as a percentage of revenue was primarily due to lower net shipping costs and a more favorable mix of sales.

•
Real estate development and management gross profit for the 52-week period ended January 31, 2015 increased $0.8 million, or 50.0%, to $2.4 million from $1.6 million during the 52-week period ended February 1, 2014. The increase in gross profit was due to a net increase in real estate development and management revenue (as discussed above).

Operating, selling and administrative expenses

	52 weeks ended		52 weeks ended
(in thousands)	January 31, 2015	% of Revenue	February 1, 2014	% of Revenue
Operating, selling and administrative expenses	$118,940	25.1%	$118,744	25.2%
Operating, selling and administrative expenses were $118.9 million for the 52-week period ended January 31, 2015, compared to $118.7 million for the 52-week period ended February 1, 2014. The increase in operating, selling and administrative expenses was primarily due to increases in repair and maintenance spending in stores. Operating, selling and administrative expenses as a percentage of net revenue for the 52-week period ended January 31, 2015 decreased to 25.1% from 25.2% from fiscal 2014 due to higher sales volume in fiscal 2015 compared to fiscal 2014.

Depreciation and amortization

	52 weeks ended		52 weeks ended
(in thousands)	January 31, 2015	% of Revenue	February 1, 2014	% of Revenue
Retail Trade	$15,494	3.3%	$17,532	3.8%
Electronic Commerce Trade	271	1.2%	346	1.5%
Real Estate Development and Management	660	21.6%	473	24.3%
Depreciation and amortization	$16,425	3.5%	$18,351	3.9%
Depreciation and amortization expenses decreased 10.9% to $16.4 million in the 52-week period ended January 31, 2015 compared to the 52-week period ended February 1, 2014. The decrease in retail trade depreciation expense was primarily due to historical reduction of capital spending on new superstores, partially offset by an increase in depreciation from real estate due to acquisition and development of properties. Depreciation and amortization expenses as a percentage of net revenue for the 52-week period ended January 31, 2015 totaled 3.5%, which was 0.4% lower than the 52-week period ended February 1, 2014.
Operating income (loss) from continuing operations

	52 weeks ended		52 weeks ended
(in thousands)	January 31, 2015	% of Revenue	February 1, 2014	% of Revenue
Retail Trade	$3,953	0.8%	$(1,165)	(0.3)%
Electronic Commerce Trade	445	2.0%	(548)	(2.3)%
Real Estate Development and Management	1,167	38.2%	694	35.6%
Intersegment Sales Elimination	(946)	5.8%	(460)	3.0%
Operating income (loss) from continuing operations	$4,619	1.0%	$(1,479)	(0.3)%
The Company’s consolidated operating income (loss) from continuing operations for the 52-week period ended January 31, 2015 increased $6.1 million to an operating income of $4.6 million from an operating loss of $1.5 million for the 52-week period ended February 1, 2014. This increase in operating income (loss) was primarily due to higher sales and resulting higher gross profit "as discussed above."
Interest expense, net

	52 weeks ended		52 weeks ended
(in thousands)	January 31, 2015	% of Revenue	February 1, 2014	% of Revenue
Interest expense, net	$2,194	0.5%	$2,079	0.4%
Net interest expense was $2.2 million, or 0.5% of net revenue, during the 52-week period ended January 31, 2015, compared to $2.1 million, or 0.4% of net revenue, during the 52-week period ended February 1, 2014. The increase in interest expense for the 52-week period ended January 31, 2015 resulted from loan agreements entered into by the Company totaling $8.0 million during fiscal 2015 for the purpose of financing its real estate development and management operations, which raised interest expense in fiscal 2015 compared to the prior year. Interest expense in fiscal 2015 was also impacted by the Company having a lower average revolver debt of $41.0 million in fiscal 2015, compared to $49.6 million in fiscal 2014. The lower average revolver debt resulted from higher profitability in the fiscal 2015.

Income tax expense

	52 weeks ended		52 weeks ended
(in thousands)	January 31, 2015	% of Revenue	February 1, 2014	% of Revenue
Income tax (benefit)/expense	$(242)	(0.1)%	$4,832	1.0%
Income tax benefit was $0.2 million, or (0.1)% of net revenue, for fiscal 2015, compared to income tax expense of $4.8 million, or 1.0% of net revenue, during fiscal 2014. The reduction in income tax expense during fiscal 2015 compared to fiscal 2014 was primarily due to a reduction in the noncash valuation allowance against all but a certain portion of the Company's deferred tax assets during fiscal 2015, as compared with an increase in such valuation allowance during fiscal 2014.

Net income (loss) from continuing operations

	52 weeks ended		52 weeks ended
(in thousands)	January 31, 2015	% of Revenue	February 1, 2014	% of Revenue
Net income (loss) from continuing operations	$2,908	0.6%	$(8,233)	(1.8)%
As a result of the factors discussed above, the Company reported consolidated net income from continuing operations of $2.9 million, or 0.6% of total revenue, during fiscal 2015, compared to net loss from continuing operations of $8.2 million, or (1.8)% of total revenue, during fiscal 2014.

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
Property and Equipment
Property and equipment are recorded at cost. Depreciation on equipment and furniture and fixtures is provided on the straight-line method over the estimated service lives, which range from two to ten years. Depreciation of buildings and amortization of leasehold improvements, including remodels, is provided on the straight-line basis over the lesser of the assets’ estimated useful lives (ranging from 2 to 40 years) or, if applicable, the periods of the leases. Determination of useful asset life is based on several factors requiring judgment by management and adherence to generally accepted accounting principles for depreciable periods. Judgment used by management in the determination of useful asset life could relate to any of the following factors: expected use of the asset; expected useful life of similar assets; any legal, regulatory or contractual provisions that may limit the useful life; and other factors that may impair the economic useful life of the asset. Maintenance and repairs are charged to expense as incurred. Improvement costs are capitalized to property accounts and depreciated using applicable annual rates. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the accounts, and the related gain or loss is credited or charged to income. At January 31, 2015, the Company had $84.8 million of property and equipment, net of accumulated depreciation, accounting for approximately 28.8% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Impairment losses, excluding goodwill impairment, totaled $0.4 million and $0.7 million in fiscal 2015 and 2014, respectively. For both years presented, the impairment losses related to the retail trade business segment.
Goodwill
ASC 350, Goodwill and Other Intangible Assets, requires that goodwill and other unamortizable intangible assets be tested for impairment at least annually, or earlier if there are impairment indicators. The goodwill impairment analysis first consists of the Company performing a qualitative analysis about the likelihood of goodwill impairment to determine whether a calculation of the fair value of a reporting unit is necessary. If it is determined that, based on the results of the qualitative analysis, goodwill is more likely than not impaired, the Company performs the two-step impairment test of goodwill as required by ASC 350. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount.

Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The Company completed its latest annual impairment test on goodwill during the fourth quarter of fiscal 2015. No goodwill impairment charges were recorded in fiscal 2015 or fiscal 2014. For further information on the goodwill impairment, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements contained herein.
Closed Store Expenses
Management considers several factors in determining when to close or relocate a store. These factors include: decreases in store sales from the prior year; decreases in store sales from the current year budget; annual measurement of individual store pre-tax future net cash flows; indications that an asset no longer has an economically useful life; remaining term of an individual store lease; or other factors that would indicate that a store in the current location cannot be profitable.
When the Company closes or relocates a store, the Company charges unrecoverable costs to expense. Such costs include the net book value of abandoned fixtures and leasehold improvements, lease termination costs, costs to transfer inventory and usable fixtures, other costs in connection with vacating the leased location and a provision for future lease obligations, net of expected sublease recoveries. Costs associated with store closings and relocations, including costs related to store closings included in discontinued operations, were $0.6 million and $0.5 million, during fiscal 2015 and fiscal 2014, respectively.
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
The Company utilizes the last-in, first-out (LIFO) method of accounting for inventories. The cumulative difference between replacement and current cost of inventory over stated LIFO value was $4.6 million as of January 31, 2015 and February 1, 2014. The estimated replacement cost of inventory at January 31, 2015 was the current first-in, first out (FIFO) value of $188.0 million.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under the Credit Facility, as described in Note 4, “Short Term Borrowing and Long-term Debt,” in the Notes to Consolidated Financial Statements contained herein. The maximum and average outstanding borrowings under the Credit Facility (including the face amount of letters of credit issued thereunder) during the 52-week period ended January 31, 2015 were $65.6 million and $41.0 million, respectively.
The Company’s capital expenditures totaled $24.9 million and $27.5 million in fiscal 2015 and fiscal 2014, respectively. These expenditures were used for new store openings, renovation and improvements to existing stores, purchasing and developing shopping centers in Fayetteville, North Carolina and Jacksonville, Florida and further completing development of a shopping center in Gardendale, Alabama.

Cash Flows
Operating activities provided cash of $24.7 million and $4.4 million in fiscal 2015 and fiscal 2014, respectively, and included the following effects:

•
Net income increased $11.3 million to net income of $2.9 million in fiscal 2015 from net loss of $8.4 million in fiscal 2014. The increase was primarily a result of higher revenue due to higher comparable stores sales and additional real estate related income, higher gross profit % and lower operating expenses.

•
Cash provided by inventories in fiscal year 2015 was $11.6 million compared to $2.1 million in fiscal year 2014. The increase of $9.5 million was primarily due to intentional reductions in inventory levels and higher sales in fiscal 2015 as compared to fiscal 2014.

•
Cash used for accounts payable (including related party payables) in fiscal 2015 was $5.8 million, compared to cash used for accounts payable (including related party payables) in fiscal 2014 of $13.6 million. The decrease of $7.8 million was primarily due to the timing of vendor payments for inventory and a reduction in inventory levels.

•
Cash used by accrued expenses was $3.5 million in fiscal 2015, compared to cash used by accrued expenses of $0.7 million in fiscal 2014. Cash used by accrued expenses was driven primarily by reductions in deferred rent and reductions in capital spending.

Cash used in investing activities in fiscal 2015 and fiscal 2014 reflected a net use of cash of $23.7 million and $28.5 million, respectively. Cash used was primarily related to capital expenditures due to the acquisition and development of commercial real estate property, the opening of new stores, the remodeling of existing stores and other improvements.
Financing activities used cash of $5.2 million in fiscal 2015, primarily as a result of a decrease in short-term borrowings (net of repayments), the purchase of common stock from a single stockholder, the payment of debt issuances fees and principal payments on capital lease obligations and other debt. Financing activities provided cash of $29.0 million in fiscal 2014, primarily as a result of an increase in short-term borrowing (net of repayments).

Future Commitments
The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments of the Company at January 31, 2015 (in thousands):

	Payments Due Under Contractual Obligations(1)
(in thousands)	Total	FY 2016	FY 2017	FY 2018	FY 2019	FY 2020	Thereafter
Short-term borrowings(2)	$9,750	$9,750	$—	$—	$—	$—	$—
Industrial revenue bond	3,740	—	3,740	—	—	—	—
PGP commercial real estate debt	20,102	699	780	814	850	888	16,071
Related party debt(3)	567	34	35	36	462	—	—
Subtotal of debt	34,159	10,483	4,555	850	1,312	888	16,071
Interest(4)	9,309	934	858	816	771	720	5,210
Operating leases(5)	144,894	38,133	32,608	26,281	19,570	12,537	15,765
Capital leases	1,655	508	498	477	172	—	—
Total of obligations	$190,017	$50,058	$38,519	$28,424	$21,825	$14,145	$37,046

(1)
This table excludes any amounts related to the payment of $0.1 million of income tax uncertainties, as the Company cannot make a reasonable estimate of the periods of cash settlements with the respective taxing authorities.

(2)
Short-term borrowings represent borrowings under the $150.0 million Credit Facility (see Note 4, “Short-term Borrowings and Long-term Debt,” in the Notes to Consolidated Financial Statements contained herein) that are due in 12 months or less.

(3)	See Note 7, “Related Party Transactions,” in the Notes to Consolidated Financial Statements contained herein.

(4)	Interest represents interest related to revolver loans, the industrial revenue bond, the PGP commercial real estate debt and related party debt.

(5)	Excludes obligations under store leases for insurance, taxes and other maintenance costs.
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
The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities were recorded for these obligations on the Company’s balance sheet at January 31, 2015 or February 1, 2014, as such liabilities are considered de minimis.

Dividends
The Company, through its PGP subsidiary, paid dividends in fiscal 2015 to outside related party PGP unit holders in the amount of $61,000 and paid no dividends fiscal 2014.
Impact of Recent Accounting Pronouncements
See Note 2, “Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements contained herein for information regarding recent accounting pronouncements.
Related Party Activities
See Note 7, “Related Party Transactions,” in the Notes to Consolidated Financial Statements contained herein for information regarding related party activities.

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
We have audited the accompanying consolidated balance sheets of Books-A-Million Inc. and subsidiaries (the “Company”) as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Books-A-Million Inc. and subsidiaries as of January 31, 2015 and February 1, 2014 and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Atlanta, Georgia
April 17, 2015

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

	January 31, 2015	February 1, 2014
Assets
Current Assets:
Cash and cash equivalents	$5,757	$9,926
Accounts receivable, net	3,464	3,656
Related party receivables	31	87
Inventories	187,960	199,584
Prepayments and other	6,390	6,292
Total Current Assets	203,602	219,545

Property and Equipment, net	84,757	77,396
Equity Method Investment	2,194	2,139
Other Assets:
Goodwill	1,224	1,224
Other	2,474	2,428
Total Other Assets	3,698	3,652
Total Assets	$294,251	$302,732
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$74,151	$84,411
Related party accounts payable	6,639	2,131
Accrued expenses	38,858	39,570
Deferred income taxes	18,692	18,807
Short-term borrowings and current portion of long term debt	10,483	19,140
Total Current Liabilities	148,823	164,059
Non-current Liabilities:
Long-term debt	23,143	16,300
Related party note payable	533	567
Deferred rent	6,039	7,444
Deferred income taxes	1,223	406
Long term capital lease obligation	1,120	1,554
Liability for uncertain tax positions	106	412
Total Non-current Liabilities	32,164	26,683
Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized, 23,006,826 and 22,348,072 shares issued and 14,958,856 and 15,339,007 shares outstanding at January 31, 2015 and February 1, 2014, respectively	230	223
Additional paid-in capital	96,976	96,072
Treasury stock at cost, 8,047,970 and 7,009,065 shares at January 31, 2015 and February 1, 2014, respectively	(55,089)	(52,840)
Retained earnings	68,825	65,360
Accumulated other comprehensive income	(82)	104
Total Books-A-Million Stockholders’ Equity	110,860	108,919
Noncontrolling interest	2,404	3,071
Total Equity	113,264	111,990
Total Liabilities and Stockholders’ Equity	$294,251	$302,732
The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014
	52 weeks	52 weeks
Revenue
Net sales	$470,971	$468,489
Other Revenue	3,113	1,881
Total Revenues	474,084	470,370
Cost of products sold, including warehouse distribution and store occupancy costs (excluding depreciation and amortization)	333,664	334,025
Gross profit	140,420	136,345
Operating, selling and administrative expenses	118,940	118,744
Impairment charges	436	729
Depreciation and amortization	16,425	18,351
Operating income (loss) from continuing operations	4,619	(1,479)
Interest expense, net	2,194	2,079
Income (loss) from continuing operations before income taxes	2,425	(3,558)
Income tax (benefit) expense	(242)	4,832
Net income (loss) from continuing operations before equity method investment	2,667	(8,390)
Net income on equity method investment	241	157
Net income (loss) from continuing operations	2,908	(8,233)
Loss from discontinued operations	—	(130)
Net income (loss)	2,908	(8,363)
Less net loss attributable to noncontrolling interest	(630)	(779)
Net income (loss) attributable to Books-A-Million	$3,538	$(7,584)
Net income (loss) per share attributable to Books-A-Million:
Basic
Net income (loss) from continuing operations	$0.23	$(0.51)
Loss from discontinued operations	—	(0.01)
Net income (loss) per common share	$0.23	$(0.52)
Weighted average number of shares outstanding—basic	14,218	14,708
Diluted
Net income (loss) from continuing operations	$0.23	$(0.51)
Loss from discontinued operations	—	(0.01)
Net income (loss) per common share	$0.23	$(0.52)
Weighted average number of shares outstanding—diluted	14,218	14,708

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014
	52 Weeks	52 Weeks
Net income (loss)	$2,908	$(8,363)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(186)	104
Total other comprehensive income, net of tax	(186)	104
Total comprehensive income (loss)	2,722	(8,259)
Comprehensive loss attributable to noncontrolling interest	(630)	(779)
Comprehensive income (loss) attributable to Books-A-Million	$3,352	$(7,480)

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock			Treasury Stock		Retained Earnings	Accumulated other comprehensive income	Non- controlling interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Shares	Amount
Balance, February 2, 2013	22,071,507	$221	$95,181	6,625,526	$(51,829)	$72,944	$—	$—	$116,517
Net loss	—	—	—	—	—	(7,584)		(779)	(8,363)
Proceeds from sale of minority interest in PGP	—	—	213	—	—	—	—	787	1,000
Consolidation of noncontrolling interest in Yogurt Mountain Holding, LLC	—	—	—	—	—	—	—	1,941	1,941
Conversion of noncontrolling interest note payable to equity	—	—	—	—	—	—	—	1,122	1,122
Accumulated other comprehensive income	—	—	—	—	—	—	104		104
Purchase of treasury stock, at cost	—	—	—	383,539	(1,011)	—		—	(1,011)
Issuance of restricted stock	282,673	2	808	—	—	—		—	810
Forfeiture of restricted stock	(30,884)	—	(7)	—	—	—		—	(7)
Issuance of stock for employee stock purchase plan	24,776	—	62	—	—	—		—	62
Exercise of stock options	—	—	—	—	—	—		—	—
Tax decrement from stock-based compensation	—	—	(185)	—	—	—		—	(185)
Balance at February 1, 2014	22,348,072	$223	$96,072	7,009,065	$(52,840)	$65,360	$104	$3,071	$111,990
Net income (loss)	—	—	—	—	—	3,538	—	(630)	2,908
Consolidation of noncontrolling interest in Yogurt Mountain Holding, LLC	—	—	(4)	—	—	—	—	—	(4)
Conversion of noncontrolling interest note payable to equity	—	—	37	—	—	(12)	—	(37)	(12)
Accumulated other comprehensive income	—	—	—	—	—	—	(186)	—	(186)
Purchase of treasury stock, at cost	—	—	—	1,038,905	(2,249)	—	—	—	(2,249)
Issuance of restricted stock	669,894	6	879	—	—	—	—	—	885
Forfeiture of restricted stock	(35,267)	—	(27)	—	—	—	—	—	(27)
Issuance of stock for employee stock purchase plan	24,127	1	55	—	—	—	—	—	56
Dividends Paid	—	—	—	—	—	(61)	—	—	(61)
Tax decrement from stock-based compensation	—	—	(36)	—	—	—	—	—	(36)
Balance at January 31, 2015	23,006,826	$230	$96,976	8,047,970	$(55,089)	$68,825	$(82)	$2,404	$113,264

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014
	52 Weeks	52 Weeks
Cash Flows from Operating Activities:
Net income (loss)	$2,908	$(8,363)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,425	18,351
Amortization of debt issuance costs	306	270
Amortization of lease rights	132	170
Stock-based compensation	859	803
Loss on impairment of assets	436	729
Loss (gain) on disposal of property and equipment	446	(108)
Deferred income taxes and valuation allowance	702	5,970
Excess tax decrement of stock-based compensation	36	185
Bad debt expense	24	25
Net (income) in equity method investment	(241)	(157)
(Increase) decrease in assets:
Accounts receivable	168	(694)
Related party receivables	56	311
Inventories	11,624	2,087
Prepayments and other	(98)	(195)
Noncurrent assets (excluding amortization)	1	38
Increase (decrease) in liabilities:
Accounts payable	(10,260)	(11,864)
Related party payables	4,508	(1,742)
Accrued income taxes	194	(682)
Accrued expenses	(3,488)	(691)
Total adjustments	21,830	12,806
Net cash provided by operating activities	24,738	4,443
Cash Flows from Investing Activities:
Capital expenditures	(24,880)	(27,498)
Proceeds from disposal of property and equipment	1,177	861
Acquisition of equity method investment	—	(1,819)
Acquisition of controlling interest in Yogurt Mountain Holding, LLC, net of cash acquired	(5)	(48)
Net cash used in investing activities	(23,708)	(28,504)
Cash Flows from Financing Activities:
Borrowings under credit facilities	196,205	233,869
Repayments under credit facilities	(205,135)	(215,929)
Proceeds from issuance of long term debt	8,220	13,211
Debt issuance costs	(532)	(898)
Dividends paid to PGP investors	(61)	—
Principal payments on debt	(1,138)	(804)
Principal payments on capital lease obligations	(529)	(316)
Proceeds from sale of minority interest in PGP	—	1,000
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	56	62
Purchase of treasury stock	(2,249)	(1,011)
Excess tax decrement from stock-based compensation	(36)	(185)
Net cash provided by (used in) financing activities	(5,199)	28,999
Net Increase (Decrease) in Cash and Cash Equivalents	(4,169)	4,938
Cash and Cash Equivalents at Beginning of Year	9,926	4,988
Cash and Cash Equivalents at End of Year	$5,757	$9,926
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$1,895	$1,564
Net income taxes (refunds)	$(2,569)	$(1,220)
Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$1,470	$749
Property and equipment additions under capital leases	$202	$1,066

The accompanying notes are an integral part of these consolidated statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Business
Books-A-Million, Inc. and its subsidiaries (the “Company”) are principally engaged in the sale of books, magazines and general merchandise, including gifts, cards, games, toys, collectibles, music, DVDs, electronic devices and accessories and related items, through a chain of retail bookstores. As of January 31, 2015, the Company operated 256 bookstores in 32 states, which are predominantly located in the eastern United States and the District of Columbia. The Company also operates a retail internet website. The Company presently consists of Books-A-Million, Inc. and its ten consolidated subsidiaries: American Wholesale Book Company, Inc., booksamillion.com, inc., BAM Card Services, LLC, Preferred Growth Properties, LLC ("PGP"), PGP Florence, LLC, PGP Gardendale, LLC, PGP Fayetteville, LLC, PGP Jacksonville, LLC, Yogurt Mountain and Pickering Partners, LLC. The consolidated financial statements include the accounts of all wholly and majority owned subsidiaries. On December 23, 2014, the Company acquired an additional ownership interest of 0.001% in Yogurt Mountain Holding, LLC (“Yogurt Mountain”), increasing its total ownership to 50.001%. The Company has determined that its interest in Yogurt Mountain represents a controlling interest and, therefore, has consolidated the financial statements of Yogurt Mountain and has presented a noncontrolling interest for the portion not owned by the Company (see Note 14, “Variable Interest Entities”). All inter-company balances and transactions have been eliminated in consolidation. For a discussion of the Company’s business segments, see Note 9, “Business Segments.”
Fiscal Year
The Company operates on a 52-week- or 53-week year, with the fiscal year ending on the Saturday closest to January 31. Both fiscal year 2015 and fiscal year 2014 were 52-week periods.
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
Reclassifications
The results for the 52 weeks ended February 1, 2014 contain insignificant reclassifications necessary to conform to the presentation of the 52 weeks ended January 31, 2015.
Revenue Recognition
The Company recognizes revenue from the sale of merchandise at the time at which the merchandise is sold and the customer takes delivery. Returns are recognized at the time the merchandise is returned and processed. At each period end, an estimate of sales returns is recorded. Sales return reserves are based on historical returns as a percentage of sales activity. The historical returns percentage is applied to the sales for which returns are projected to be received after period end. Sales tax collected is recorded net, is not recognized as revenue or cost and is included on the consolidated balance sheets in accrued expenses.
The Company sells (for a non-refundable fee) its Millionaire’s Club Card, which entitles the customer to receive a minimum discount of 10% on all purchases made during the twelve months membership period. The Company recognizes this revenue over the twelve months membership period, as this represents the expected consumption of benefits based upon historical customer usage patterns. Related deferred revenue is included in accrued expenses.

The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage), and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. The Company has a gift card subsidiary, BAM Card Services, LLC, to administer the Company’s gift card program. The Company recognized $1.5 million and $1.6 million of gift card breakage income in fiscal 2015 and fiscal 2014, respectively. Gift card breakage income is included in net sales in the consolidated statements of operations.
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

Vendor Concentration
The Company purchases merchandise from over 3,000 vendors. During the fiscal years ended January 31, 2015 and February 1, 2014, our top 5 vendors accounted for approximately 49.1% and 46.6%, respectively, of our overall merchandise purchases, with no one vendor accounting for more than 16.1% in fiscal 2015 or 13.3% in fiscal 2014 of such purchases.
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
The Company currently utilizes the last-in, first-out (LIFO) method of accounting for inventories. The cumulative difference between replacement and current cost of inventory over stated LIFO value was $4.6 million as of January 31, 2015 and February 1, 2014. The estimated replacement cost of inventory is the current first-in, first-out (FIFO) value of $192.6 million as of January 31, 2015.
Physical inventory counts are taken throughout the course of the fiscal year and reconciled to the Company’s records. Accruals for inventory shortages are estimated based upon historical shortage results. As of January 31, 2015 and February 1, 2014, the accrual was $5.6 million and $5.4 million, respectively.
As of January 31, 2015 and February 1, 2014 inventories were as follows:

(In thousands)	January 31, 2015	February 1, 2014
Inventories (at FIFO)	$192,605	$204,220
LIFO reserve	(4,645)	(4,636)
Net inventories	$187,960	$199,584

Property and Equipment
Property and equipment are recorded at cost. Depreciation of equipment and furniture and fixtures is provided on the straight-line method over the estimated service lives, which range from two to ten years. Amortization of capital lease assets is included in depreciation expense. Depreciation of buildings and amortization of leasehold improvements, including remodels, is provided on the straight-line basis over the lesser of the assets’ estimated useful lives (ranging from 2 to 40 years) or, if applicable, the periods of the leases. Determination of useful asset life is based on several factors requiring judgment by management and adherence to generally accepted accounting principles for depreciable periods. Judgment used by management in the determination of useful asset life could relate to any of the following factors: expected use of the asset; expected useful life of similar assets; any legal, regulatory or contractual provisions that may limit the useful life; and other factors that may impair the economic useful life of the asset. Maintenance and repairs are charged to expense as incurred. Improvement costs, which extend the useful life of an asset, are capitalized to property accounts and depreciated over the asset’s expected remaining life. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the accounts, and the related gain or loss is credited or charged to income. Depreciation expense was $16.4 million and $18.4 million in fiscal 2015 and fiscal 2014, respectively.
The table below lists our property and equipment by class for fiscal 2015 and fiscal 2014:

(In thousands)	January 31, 2015	February 1, 2014
Land	$8,477	$5,688
Buildings	38,647	25,509
Equipment	96,878	97,700
Furniture and fixtures	57,996	59,624
Leasehold improvements	76,693	77,960
Construction in process	3,144	2,048
Gross Property and Equipment	281,835	268,529
Less accumulated depreciation and amortization	197,078	191,133
Property and Equipment, net	$84,757	$77,396
Long-Lived Assets
The Company’s long-lived assets consist of property and equipment, which includes leasehold improvements. At January 31, 2015, the Company had $84.8 million of property and equipment, net of accumulated depreciation, accounting for approximately 28.8% of the Company’s total assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual store’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss calculation is prepared. The fair values used in the impairment calculation are considered to be level 3 within the fair value hierarchy. The impairment loss calculation compares the carrying amount of the assets to the individual store’s fair value based on its estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. Impairment losses totaled $0.4 million and $0.7 million in fiscal 2015 and fiscal 2014, respectively, and were recorded in impairment charges in the consolidated statements of operations. For all years presented, the impairment losses related to the retail trade business segment.
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

Gross goodwill at January 31, 2015 was $1.2 million and was generated upon the Company’s acquisition of a controlling interest in Yogurt Mountain during fiscal 2014. The Company completed its latest annual impairment test on goodwill during the fourth quarter of fiscal 2015. No goodwill impairment charges were recorded for fiscal 2015.
Deferred Rent
The Company recognizes rent expense by the straight-line method over the lease term, including lease renewal option periods that can be reasonably assured at the inception of the lease. The lease term commences on the date on which the Company takes possession and has the right to control use of the leased premises. Also, funds received from the lessor intended to reimburse the Company for the cost of leasehold improvements are recorded as a deferred credit resulting from a lease incentive and are amortized over the lease term as a reduction of rent expense. As of January 31, 2015, deferred rent, including both long-term and short-term amounts, totaled $7.7 million, compared to $9.2 million as of February 1, 2014.
Discontinued Operations

The Company early adopted Accounting Standards Update ("ASU") No. 2014-08 for the thirteen weeks ended May 3, 2014 and as such no longer includes closed stores as discontinued operations. See Note 2, "Recent Accounting Pronouncements." For the fifty-two weeks ended January 31, 2015 and February 1, 2014 presented herein, the Company has presented discontinued operations for four stores previously presented as discontinued operations in the Company's fiscal 2014 Annual Report on Form 10-K.
Store Opening Costs
Non-capital expenditures incurred in preparation for opening new retail stores are expensed as incurred.
Store Closing Costs
The Company continually evaluates the profitability of its stores. When the Company closes or relocates a store, the Company incurs unrecoverable costs, including net book value of abandoned fixtures and leasehold improvements, lease termination payments, costs to transfer inventory and usable fixtures and other costs of vacating the leased location. Such costs are expensed as incurred and are included in operating, selling and administrative expenses in the consolidated statements of operations. During fiscal 2015 and fiscal 2014, the Company recognized store closing and relocation costs of $0.6 million and $0.5 million, respectively.
Advertising Costs
The costs of advertising are expensed as incurred. Advertising costs, net of applicable vendor reimbursements of $2.5 million and $1.1 million for fiscal 2015 and fiscal 2014, were charged to operating, selling and administrative expenses and totaled $3.2 million and $4.3 million for fiscal 2015 and fiscal 2014, respectively.

Insurance Accruals
The Company is subject to large deductibles under its workers’ compensation and health insurance policies. Amounts are accrued currently for the estimated cost of claims incurred, both reported and unreported.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that result in temporary differences between the amounts recorded in its financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred income tax asset. To the extent that recovery is not more likely than not, a valuation allowance is established against the deferred income tax asset, increasing the Company's income tax expense in the year in which such determination is made. The Company accounts for the recognition, measurement, presentation and disclosure of uncertain tax positions in accordance with the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. The Company evaluates these unrecognized tax benefits each reporting period.

Accounts Receivable and Allowance for Doubtful Accounts
Receivables represent customer, landlord and other receivables due within one year and are net of any allowance for doubtful accounts. Net receivables, including related party receivables, were $3.5 million and $3.7 million as of January 31, 2015 and February 1, 2014, respectively. Trade accounts receivable are stated at the amount that the Company expects to collect and do not bear interest. The collectability of trade receivable balances is regularly evaluated based on a combination of factors, such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting the customer's business, a specific accrual for doubtful accounts is recorded to reduce the related receivable to the amount expected to be recovered.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company places its cash and cash equivalents in high credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent that the amount recorded on the consolidated balance sheet exceeds Federal Deposit Insurance Corporation (FDIC) deposit limits per institution. Amounts due from third-party credit card processors for the settlement of debit card, credit card and electronic check transactions are included as cash equivalents, as they are generally collected within 3 business days. Cash equivalents related to debit card, credit card and electronic check transactions at January 31, 2015 and February 1, 2014 were $3.0 million and $2.7 million, respectively.

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
Stockholders’ Equity
Basic net income (loss) per common share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. The Company’s unvested restricted stock contains non-forfeitable rights to dividends and are therefore considered participating securities for purposes of computing EPS pursuant to the two-class method. Net income allocated to participating securities was $0.2 million in fiscal 2015. Net losses are not allocated to participating securities in periods in which the Company incurs a net loss. Diluted EPS has been computed based on the average number of shares outstanding, including the effect of non-participating outstanding stock options, if dilutive, in each respective year. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

	January 31, 2015	February 1, 2014
Weighted average shares outstanding:
Basic	14,218	14,708
Dilutive effect of stock options outstanding	—	—
Diluted	14,218	14,708
The Board of Directors of Books-A-Million, Inc. (the “Board”) approved a stock repurchase plan on August 21, 2012 (the “2012 Repurchase Program”), under which the Company was authorized to purchase up to $5.0 million of the Company's common stock. The 2012 Repurchase Program replaced other repurchase programs that expired in April 2011. Pursuant to the 2012 Repurchase Plan, stock could be purchased on the open market or through private transactions from time to time, dependent upon market conditions. The 2012 Repurchase Program did not obligate the Company to repurchase any specific number of shares. The 2012 Repurchase Plan expired on March 31, 2014. The Company repurchased no shares during fiscal 2015 and repurchased 384,000 shares during fiscal 2014 at a cost of $1.0 million.

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
The Company’s pre-tax compensation cost for stock-based compensation was $0.9 million ($0.5 million net of taxes) and $0.8 million ($0.5 million net of taxes) for the years ended January 31, 2015 and February 1, 2014, respectively, which costs were recorded in operating, selling and administrative expenses in the consolidated statements of operations.
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
2. Recent Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) issues ASUs to amend the authoritative literature in the ASC. There have been a number of ASUs issued to date that amend the original text of the ASC. Those issued to date either (i) provide supplemental guidance or (ii) are technical corrections. Additionally, there were various other accounting standards and interpretations issued that the Company has not yet been required to adopt, none of which is expected to have a material impact on the Company’s consolidated financial statements and the notes thereto going forward.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Under the new guidance, disclosures are required when conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: (1) identify the contract with a customer; (2) identify the separate performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the separate performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within that year. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption through a cumulative adjustment. The Company is in the process of determining the method of adoption but does not expect it to have a material impact on the Company's financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. ASU 2013-11 provides guidance related to the financial statement presentation of uncertain tax positions (FIN 48) when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The Company adopted ASU 2013-11 in the first quarter of fiscal year 2015. There was no material impact to the Company's financial statements resulting from the adoption of ASU 2013-11.

3. Income Taxes
A summary of the components of the income tax provision is as follows (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014
Current:
Federal	$(704)	$(618)
State	(165)	(391)
	$(869)	$(1,009)
Deferred:
Federal	$572	$5,111
State	55	730
	$627	$5,841
(Benefit) Provision for income taxes	$(242)	$4,832
Income tax provision is included in the financial statements as follows (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014
Continuing Operations	$(242)	$4,832
Discontinued Operations	—	(66)
(Benefit) Provision for income taxes	$(242)	$4,766

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014
Federal statutory income tax rate	34.0%	34.0%
State and local income tax provision	4.8%	(23.0)%
Change in valuation allowance	(49.0)%	(166.4)%
Nondeductible meals and entertainment expense	5.8%	(1.2)%
Other-permanent items	5.7%	(2.6)%
Rate differential	10.9%	4.7%
Uncertain tax benefit adjustment	(11.5)%	13.8%
Federal tax credits	(9.8)%	6.4%
Effective income tax rate	(9.1)%	(134.3)%
The effective rate for income tax purposes was (9.1)% for fiscal 2015 and (134.3)% for fiscal 2014. The net decrease in the effective tax rate was due to a number of factors, most of which were not directly associated with fiscal 2015 earnings. The primary factor causing the decreased tax rate is a fiscal 2015 reduction in the required valuation allowance recorded against deferred tax assets, as compared to an increase in such valuation allowance in fiscal 2014. Other items, including reductions in uncertain tax benefits and federal income tax credits, impacted the effective tax rate in both fiscal 2015 and fiscal 2014.

Temporary differences that created deferred tax assets (liabilities) at January 31, 2015 and February 1, 2014 were as follows (in thousands):

	As of January 31, 2015		As of February 1, 2014
	Current	Noncurrent	Current	Noncurrent
Property & Equipment	$—	$(2,094)	$—	$(830)
Accruals	2,751	—	1,944	—
Inventory	(17,182)	—	(16,030)	—
State net operating loss carry forwards	—	960	—	1,585
Deferred rent	647	1,891	685	1,237
Prepaids	(1,123)	—	(801)	—
Intangible Assets	—	8	—	593
Allowance for bad debts	36	—	26	—
State and local tax	—	(67)	—	(67)
Effect of flow-through entity	126	—	—	2
Stock compensation	—	228	—	326
Equity Investment	—	(176)	—	—
Deferred tax asset (liability)	(14,745)	750	(14,176)	2,846
Less: Valuation allowance	(3,947)	(1,973)	(4,631)	(3,252)
Deferred tax (liability), net	$(18,692)	$(1,223)	$(18,807)	$(406)
The Company’s consolidated balance sheet as of January 31, 2015 includes deferred tax assets of $9.7 million related primarily to timing differences and a deferred tax asset of $1.0 million that was derived from state net operating loss carry forwards of $31.4 million that expire beginning in fiscal 2016 through fiscal 2035. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company takes into account such factors as prior earnings history, future taxable income in the form of existing temporary differences, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of a realization of a deferred income tax asset. To the extent that recovery is not more likely than not, a valuation allowance is established against the deferred income tax asset, increasing income tax expense in the year in which such determination is made. The Company has concluded, based on the weight of all available positive and negative evidence, that $4.8 million of these tax benefits are more likely than not to not be realized in the future. During fiscal 2015, the Company decreased its valuation allowance by $2.0 million. During fiscal 2014, the Company increased its valuation allowance by $6.8 million.
The Company accounts for the recognition, measurement, presentation and disclosure of uncertain tax positions in accordance with the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The Company evaluates these unrecognized tax benefits each reporting period. As of January 31, 2015 and February 1, 2014, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.1 million and $0.4 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	January 31, 2015	February 1, 2014
Balance at beginning of year	$204	$514
Additions based on tax positions related to current year	—	—
Additions based on tax positions related to prior period	—	—
Reductions for tax positions of previous year	(155)	(310)
Balance at end of year	$49	$204
The Company and its subsidiaries are subject to United States Federal income tax as well as income tax of multiple state jurisdictions. These uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company has operations in various state jurisdictions and is not currently under audit in any of them. With few exceptions, the Company is no longer subject to United States Federal, state or local income tax examinations for years prior to 2010.
It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months. These changes may be the result of new federal, state or local audits. It is also expected that the statute of limitations for certain unrecognized tax benefits will expire in the next 12 months, resulting in a reduction of the liability for unrecognized tax benefits of $0.1 million. The balance of the unrecognized tax benefits is primarily related to uncertain tax positions for which there are no current ongoing federal or state audits, and, therefore, an estimate of the range of the reasonably possible outcomes cannot be made.
The Company’s policy is to record interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were $0.1 million and $0.2 million as of January 31, 2015 and February 1, 2014, respectively, and are recorded as a component of accrued expenses on the consolidated balance sheet. During fiscal 2015 and fiscal 2014, the Company recognized $0.1 million and $0.2 million, respectively, of interest and penalties.
4. Short-term Borrowing and Long-term Debt
The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility, described below. On March 21, 2011, the Company entered into a credit agreement (the “Credit Agreement”) for a revolving credit facility (as amended, the “Credit Facility”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions, under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which was scheduled to mature on March 21, 2016. On June 28, 2013, the Company entered into an Amended and Restated Credit Agreement with Bank of America whereby the parties agreed, among other things, (i) to extend the maturity date of the Credit Agreement to June 27, 2018, (ii) to lower the applicable margin to 1.50%-2.00% for LIBOR loans and 0.50%-1.00% on prime rate loans, and (iii) to lower the fee imposed on the unused portion of the loan to 0.25%. As of January 31, 2015, the maximum principal amount available under the Credit Facility was $115.6 million, based on the calculated borrowing base availability at that time. Interest on borrowings under the Credit Facility is determined based upon the LIBOR rate plus an applicable margin (as specified in the Amended and Restated Credit Agreement). Pursuant to the Amended and Restated Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company. Under the Amended and Restated Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit. The obligations of the Company under the Amended and Restated Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company pursuant to the terms of a security agreement with Bank of America and the other lenders. Additionally, the Amended and Restated Credit Agreement contains certain non-financial covenants. The Company was in compliance with these covenants at January 31, 2015.
As of January 31, 2015, there were outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) of $9.8 million, which bear interest at variable rates (weighted average of 2.60% as of January 31, 2015 based on the 7-day LIBOR rate plus the applicable spread as of such date). The Company had $18.7 million in borrowings outstanding under the Credit Facility (excluding the face amount of letters of credit issued thereunder) as of February 1, 2014. The face amount of letters of credit issued under the Credit Facility as of January 31, 2015 and February 1, 2014 was $5.6 million and $6.8 million, respectively. At January 31, 2015 the Company had $29.4 million in unused letters of credit. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the fifty-two weeks ended January 31, 2015 were $65.6 million and $41.0 million, respectively.
During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the “Bond”). As of January 31, 2015 and February 1, 2014, there was $3.7 million and $4.3 million, respectively, outstanding under the Bond, which bears interest at a variable rate. The interest rate on the Bond was 1.25% at both January 31, 2015 and February 1, 2014. The bond is held by Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc. (“American Wholesale”), and Wells Fargo agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including booksamillion.com, inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally, and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which was $3.7 million and included in the aggregate letters of credit mentioned above as of January 31, 2015, for the benefit of Wells Fargo. The Company is obligated to repurchase the Bond on March 13, 2016, unless Wells Fargo exercises the option to extend the Bond’s maturity date up to December 1, 2019.
On July 18, 2013, the Company, through its subsidiary PGP Florence, LLC (“PGP Florence”), entered into a $12.6 million loan agreement for the purpose of financing its real estate development and leasing operations. The loan matures on August 1, 2033 and bears a fixed interest rate of 4.0%. The Company is required to make periodic payment of principal and interest over the term of the loan. The loan is secured by PGP Florence’s real estate property, the Renaissance City Center located in Florence, Alabama. The loan agreement contains certain non-financial covenants, all of which the Company was in compliance with as of January 31, 2015. As of January 31, 2015, the outstanding balance of the loan was $12.0 million, of which $0.4 million was classified as short-term borrowings.

On May 30, 2014, PGP Gardendale, LLC, a subsidiary of the Company ("PGP Gardendale"), entered into a $17.3 million loan agreement for the purpose of financing PGP Gardendale's real estate development and leasing operations. The loan is funded in increments with a first funding, as of May 30, 2014, in the principal amount of $5.0 million. The loan included a Holdback Agreement that provided for additional funding up to $12.3 million based on the scope of the real estate development project. During the quarter ended November 1, 2014, the scope of the project was revised to qualify for the Reduced Holdback Amount of $10.0 million. Subsequent funding of the remaining $10.0 million balance is subject to PGP Gardendale's satisfaction of the lender's disbursement conditions. The loan matures on June 1, 2034 and bears a fixed interest rate of 5.0%. The Company is required to make periodic payments of principal and interest over the term of the loan beginning on July 1, 2015. The loan is secured by PGP Gardendale’s real estate property, the Magnolia City Place located in Gardendale, Alabama. As of January 31, 2015, the outstanding balance of the loan was $5.0 million, of which $0.1 million was classified as short-term borrowings.
On August 18, 2014, PGP Fayetteville, LLC ("PGP Fayetteville"), a wholly owned subsidiary of the Company, entered into a $3.2 million loan agreement for the purpose of financing PGP Fayetteville's real estate development and leasing operations. The loan matures on September 1, 2029 and bears a fixed interest rate of 4.625%. The Company is required to make periodic payments of principal and interest over the term of the loan beginning on October 1, 2014. The loan is secured by PGP Fayetteville’s real estate property, the La Fayette City Place located in Fayetteville, North Carolina. As of January 31, 2015, the outstanding balance of the loan was $3.1 million, of which $0.2 million was classified as short-term borrowings.
5. Leases
The Company leases the premises for its retail bookstores under operating leases, which expire in various years through the year 2027. Many of these leases contain renewal options and require the Company to pay executory costs (such as property taxes, maintenance and insurance). In addition to fixed minimum rentals, some of the Company’s leases require contingent rentals based on a percentage of sales. The Company also has minimal operating and capital leases for equipment.

Minimum future rental payments under non-cancelable leases having remaining terms in excess of one year as of January 31, 2015 were as follows (in thousands):

	Future Minimum Rent
Fiscal Year	Capital Leases	Operating Leases
2016	$508	$38,133
2017	498	32,608
2018	477	26,281
2019	172	19,570
2020	—	12,537
Subsequent years	—	15,765
Total minimum lease payments	1,655	$144,894
Less: Amount representing interest	68
Present value of net minimum capital lease payments	1,587
Less: Current installments of obligations under capital leases	467
Obligations under capital leases, excluding current installments	$1,120

The current portion of the capital lease obligation is recorded in accrued expenses, and the long-term portion of the capital lease obligation is recorded in long term capital lease obligation on the consolidated balance sheets. Assets recognized under capital leases and the accumulated amortization thereunder was $2.4 million and $0.8 million, respectively, in fiscal 2015. Assets recognized under capital leases and the accumulated amortization thereunder was $2.3 million and $0.8 million, respectively, in fiscal 2014.
Rental expense for all leases consisted of the following (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014
Minimum rentals	$40,795	$41,595
Contingent rentals	3,832	3,597
Total	$44,627	$45,192
6. Employee Benefit Plans
401(k) Profit-Sharing Plan
The Company and its subsidiaries maintain a 401(k) plan covering all employees who have completed six months of service and who are at least 21 years of age and permit participants to make contributions not to exceed 15% of their eligible compensation. Participants over 50 years of age are allowed to make catch-up contributions. Limits to contributions by employees are established by the Internal Revenue Code. Company matching and supplemental contributions are made at management’s discretion. The Company matched 50% on employee contributions up to a maximum of 3% of the employee’s salary for fiscal 2015 and fiscal 2014. The expense under this plan was $0.4 million in fiscal 2015 and fiscal 2014.
2005 Incentive Award Plan
During 2005, the Company adopted and the Company’s stockholders approved the Books-A-Million, Inc. 2005 Incentive Award Plan (the “2005 Plan”). On May 30, 2014, the stockholders of the Company approved an additional 1,500,000 shares available for issuance under the 2005 Plan, bringing the aggregate number of shares that may be awarded under the 2005 Plan to 3,500,000. Equity awards under the 2005 Plan have consisted solely of awards of restricted stock. Each year, the Board makes awards to the Company’s officers and key employees pursuant to the terms of the 2005 Plan. In addition, directors are eligible for awards when they are appointed and after serving on the Board for eleven consecutive months. The compensation expense related to these grants is expensed over the vesting period for the individual grants. Shares granted under the 2005 Plan were 669,894 and 282,673 in fiscal 2015 and fiscal 2014, respectively. The Company recorded $0.9 million and $0.8 million of stock-based compensation for the restricted stock grants in fiscal 2015 and fiscal 2014, respectively.

There are two types of restricted stock awards to employees. The first type of restricted stock award is “career based shares.” Career based shares are completely unvested until the last day of the third fiscal year after the date of the grant, whereupon such career based shares vest in full if the employee who received the grant is then employed by the Company. The compensation expense for these shares is recognized ratably over the requisite 3 years service period. The second type of restricted stock award is “performance based shares.” Performance based shares are earned and issued based on the achievement of certain performance goals for the fiscal year in which they are awarded. If the performance goals are met, the performance based shares then vest in 50% increments at the end of the first and second fiscal years after the fiscal year in which they were issued, if the employee who received the grant is then employed by the Company. Compensation expense for these shares is recognized ratably over the period beginning on the date on which the Company determines that it is probable that the performance goals will be achieved and ending on the last day of the vesting period.

Additionally, there are annual restricted stock grants to directors. Each director is, on the first day he serves as a director, granted an initial restricted stock grant, which shares of restricted stock vest in one-third increments on each of the first, second and third anniversaries of the grant date. Additionally, each director who has served at least eleven consecutive months as of the Company’s annual meeting of stockholders receives a restricted stock grant, which shares of restricted stock vest in one-third increments on each of the first, second and third anniversaries of the grant date. The expense related to the directors’ grants is recognized ratably over the 3 years vesting period.
Restricted Stock Table
A combined summary of the status of restricted stock grants to employees and directors under the 2005 Plan is as follows:

	Fiscal Year Ended
	January 31, 2015		February 1, 2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	551,169	$3.39	458,130	$4.37
Shares granted	669,894	2.03	282,673	2.75
Shares vested	(394,343)	2.99	(158,750)	5.16
Shares forfeited	(35,267)	2.44	(30,884)	3.01
Shares at end of period	791,453	$2.48	551,169	$3.39

As of January 31, 2015, the Company had $1.2 million of total unrecognized compensation cost related to non-vested awards granted under our share-based plans, which it expects to recognize over the following fiscal years (in thousands):

Fiscal Year	Unrecognized Stock-based Compensation Expense
2016	$781
2017	320
2018	72

Total	$1,173

The Company recognized tax benefits (decrement) related to restricted stock shares in the amount of $(36) thousand and recognized ($185) thousand in fiscal 2015 and fiscal 2014, respectively. The tax benefits (decrement) were recorded in paid-in capital in the respective years.
The number of shares of common stock reserved under the 2005 Plan for stock-based compensation awards as of January 31, 2015 was 1,185,917 shares.

Stock Option Plan
In April 1999, the Company adopted the 1999 Amended and Restated Employee Stock Option Plan (the “Stock Option Plan”), which provided for option grants to executive officers, directors and key employees. Upon the approval of the 2005 Plan by the Company’s stockholders at the Company’s annual meeting held in June 2005, the Board determined that no more awards would be made under the Stock Option Plan. All options granted prior to January 9, 2001 vested over a three years period and expired on the sixth anniversary of the date of grant, and all options granted on and after January 9, 2001 vested over a three years period and expired on the Tenth Anniversaries of the date of grant. All options had exercise prices equal to the fair market value of the common stock on the date of grant. A summary of the status of the options granted under the Stock Option Plan is as follows:

	Fiscal Year Ended
	January 31, 2015		February 1, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,334	$9.44	21,177	$7.34
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(6,334)	9.44	(14,843)	6.44
Outstanding at end of year	—	$—	6,334	$9.44
Exercisable at end of year	—	$—	6,334	$9.44
There are no stock options outstanding as of January 31, 2015. The aggregate intrinsic value of outstanding options and exercisable options under the Stock Option Plan at February 1, 2014 was not material.
Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. On May 20, 2010, the stockholders of the Company approved an additional 200,000 shares available for issuance under the plan, bringing the aggregate number of shares that may be awarded to 600,000. Of the total reserved shares, 476,041 and 451,914 shares had been purchased as of January 31, 2015 and February 1, 2014, respectively.
Executives’ Deferred Compensation Plan
During fiscal 2006, the Board adopted the Books-A-Million, Inc. Executives’ Deferred Compensation Plan (the “Executives’ Deferred Compensation Plan”). The Executives’ Deferred Compensation Plan provides a select group of management or highly compensated employees of the Company and certain of its subsidiaries (the "Participants") with the opportunity to defer the receipt of certain cash compensation. Each Participant may elect to defer under the Executives’ Deferred Compensation Plan a portion of his or her cash compensation that may otherwise be payable in a calendar year. A Participant’s compensation deferrals are credited to the Participant’s bookkeeping account (“Account”) maintained under the Executives’ Deferred Compensation Plan. Each Participant’s Account is credited with a deemed rate of interest and/or earnings or losses depending upon the investment performance of the deemed investment option. There was no cash compensation deferred under the Executives’ Deferred Compensation Plan as of the end of fiscal 2015 or fiscal 2014.
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
Directors’ Deferred Compensation Plan
During fiscal 2006, the Board adopted the Books-A-Million, Inc. Directors’ Deferred Compensation Plan (the “Directors’ Deferred Compensation Plan”). The Directors’ Deferred Compensation Plan provides the Non-Employee Directors with the opportunity to defer the receipt of certain amounts payable for serving as a member of the Board (the “Fees”). A Non-

Employee Director’s Fee deferrals are credited to the Non-Employee Director’s bookkeeping account (“Account”) maintained under the Directors’ Deferred Compensation Plan. Each participating Non-Employee Director’s Account is credited with a deemed rate of interest and/or earnings or losses depending upon the investment performance of the deemed investment option. There was no cash compensation deferred under the Directors’ Deferred Compensation Plan as of the end of fiscal 2015 or 2014.
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
The Company purchases a portion of its in-store merchandise from a subsidiary of Anderson Media Corporation (“Anderson Media”), an affiliate of the Company through common ownership. During fiscal 2015 and fiscal 2014, purchases of these items from Anderson Media totaled $19.5 million and $17.5 million, respectively. Amounts payable to Anderson Media at January 31, 2015 and February 1, 2014 were $6.2 million and $1.3 million, respectively. Amounts receivable from Anderson Media at January 31, 2015 and February 1, 2014 were $31,000 and $66,000, respectively. The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. (“Anderson Press”), an affiliate of the Company through common ownership. During fiscal 2015 and fiscal 2014, such purchases from Anderson Press totaled $0.4 million and $0.5 million, respectively. Amounts payable to Anderson Press at January 31, 2015 and February 1, 2014 were $0.2 million. The Company utilizes import sourcing and consolidation services from Anco Far East Importers Limited (“Anco Far East”), an affiliate of the Company through common ownership. The total amount paid to Anco Far East was $1.9 million and $1.6 million for fiscal 2015 and fiscal 2014, respectively. These amounts paid to Anco Far East included the actual cost of the product, as well as fees for sourcing and consolidation services. All other costs, other than the sourcing and consolidation service fees, were passed through from other vendors. Anco Far East fees, net of the passed-through costs, for fiscal 2015 and fiscal 2014 were $0.1 million in each year. Amounts payable to Anco Far East at January 31, 2015 and February 1, 2014 were $0.1 million and $0.2 million, respectively.
The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Mr. Charles C. Anderson, Chairman Emeritus and a former director of the Company. The lease was renewed on June 1, 2014 and will end on May 31, 2024. During fiscal year 2015, the Company paid annual rent of approximately $0.1 million to the trust under this lease and paid rent of approximately $0.2 million in fiscal 2014. Anderson & Anderson LLC (“A&A”), which is an affiliate of the Company through common ownership, also leases two buildings to the Company. During each of fiscal 2015 and fiscal 2014, the Company paid A&A a total of $0.4 million in connection with such leases. The total of minimum future rental payments under all of these related party leases was $2.0 million at January 31, 2015. The Company also subleases a portion of its leased corporate office space in Birmingham, Alabama to Anderson Growth Partners, an affiliate of the Company through common ownership. During fiscal 2015 and fiscal 2014 the Company received approximately $0.1 million in rental payments from Anderson Growth Partners. Total future minimum rent payments to the Company under this lease were $0.7 million as of January 31, 2015. The Company leases certain property to Hibbett Sports, Inc. (“Hibbett”), a sporting goods retailer in the United States. The Company’s lease on the property with Hibbett expires in February 1, 2017. Terrance G. Finley, the Company’s Chief Executive Officer and President, is a member of Hibbett’s board of directors. During fiscal 2015 and 2014, the Company received approximately $0.1 million in rental payments from Hibbett. Total future minimum rent payments to the Company under this lease were $0.2 million as of January 31, 2015.

Until December 2014, the Company, A&A, American Promotional Events, Inc., Anderson Growth Partners and Anderson Press (collectively the “Co-ownership Group”) co-owned two airplanes that were used by the Company in its business, with the Company owning a 19.7% interest in each of the airplanes. During fiscal 2015 (through December 2014) and fiscal 2014, the Company was billed $0.4 million and $0.5 million, respectively, by the Co-ownership Group under a cost sharing arrangement for the Company’s use of the airplanes. The expenses that the Company paid for airplane use covered all of the variable costs attributable to the Company’s use of the airplanes and a portion of the fixed costs. Additionally, in conjunction with the acquisition of one of the previously mentioned, on July 31, 2013, the Company, along with other members of the Co-ownership group, entered into a promissory note with Aircraft SPE 2013, LLC for the purpose of repaying the indebtedness incurred by Aircraft SPE 2013, LLC for the acquisition of the airplane. The principal amount of the Company's note is $0.6 million and matures on September 1, 2018. The note bears interest equal to the thirty-day LIBOR rate plus 2.75%. The Company is required to make periodic payments of principal and interest over the term of the loan, which is amortized over fifteen years an includes a balloon payment for the remaining principal balance at the end of the term. The outstanding balance of the note at January 31, 2015 was approximately $0.6 million. In December 2014, the Co-ownership Group determined to sell the two airplanes. One was sold by the Co-ownership Group in December 2014; the second remains for sale. On January 26, 2015, the Co-ownership Group entered into a reverse 1031 exchange transaction, whereby the Co-ownership Group used the airplane sale proceeds and additional proceeds contributed by A&A to purchase a new airplane. The Company currently has a note payable to A&A in the amount of $1,022,173 in connection with the additional proceeds contributed by A&A for the new airplane purchase, which note will be satisfied upon the sale of the second airplane and the completion of the 1031 exchange transaction, expected to occur in the next 180 days. Upon completion, the Company will own a 20.892% interest in the new airplane.
The Company and Anderson Private Capital Partners I, L.P. (“APCP”) each held a 50% ownership interest in Yogurt Mountain as of February 1, 2014. On December 23, 2014 the Company acquired an additional .001% of Yogurt Mountain from APCP. APCP is an affiliate of the Company through common ownership. See Note 14, “Variable Interest Entities,” for additional information regarding the Company’s ownership interest in Yogurt Mountain. All related party transactions between the Company and Yogurt Mountain subsequent to the Company’s consolidation of Yogurt Mountain have been eliminated for the fifty-two weeks ended January 31, 2015.
The Company and Anco Far East have equity interests in IF of 25% and 45%, respectively. See Note 13, “Equity Method Investment,” for additional information regarding the Company’s investment in IF. During fiscal 2015 and fiscal 2014, the Company had purchased items from IF in the amount of $1.0 million and $0.5 million, respectively. The Company had amounts payable to IF of $73,000 at January 31, 2015 and $39,000 at February 1, 2014.
During the fourth quarter of fiscal 2014, the Company sold units of limited liability company interests (“units”) of its PGP subsidiary to four investors, three of whom serve as executive officers of the Company, Terrance G. Finley, Chief Executive Officer and President, R. Todd Noden, Executive Vice President and Chief Financial Officer, and James F. Turner, Executive Vice President/Real Estate and Business Development. A total of 100 units, valued at $10,000 each, were sold to the four investors, 40 units purchased by Mr. Finley for $0.4 million, 20 units purchased by Mr. Noden for $0.2 million, 20 units purchased by Mr. Turner for $0.2 million, and 20 units purchased by a non-executive employee for $0.2 million. The 100 units equated to a 5.1% interest in PGP, with the Company owning the remaining 94.9% of PGP. The equity of PGP owned by the four investors is presented as a component of noncontrolling interest within the consolidated financial statements. During fiscal 2015 a total of $61,000 was paid in dividends to these four private investors.
8. Discontinued Operations

The Company early adopted ASU 2014-08 for the thirteen weeks ended May 3, 2014 and as such no longer includes closed stores as discontinued operations. See Note 2, "Adoption of New Accounting Standards." For the fifty-two weeks ended February 1, 2014, the Company has presented discontinued operations for four stores previously presented as discontinued operations in the Company's fiscal 2014 Annual Report on Form 10-K. For the fifty-two weeks ended February 1, 2014 the closed stores had sales of $3.5 million and a net loss of $0.1 million.
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
The Company’s three reportable segments are three distinct business units: a traditional retailer of book and related merchandise, a seller of book and related merchandise primarily over the internet and a real estate business that owns, develops and leases commercial retail real estate. The retail trade segment makes up the majority of the Company’s sales and includes the bookstore locations and its distribution center operations, as well as Yogurt Mountain owned stores and franchises. These businesses all share similar economic characteristics and, therefore, have been aggregated into the retail trade segment. Through the distribution center operations, the Company also sells books to outside parties on a wholesale basis. These wholesale sales are not material. The electronic commerce trade segment is managed separately from the retail trade segment due to divergent technology and marketing requirements. Both the retail trade segment and the electronic commerce trade segment derive revenues primarily from the sale of books, magazines and general merchandise, including gifts, cards, games, toys, collectibles, music, DVDs, electronic devices and accessories. The real estate development and management segment is managed separately from the retail trade and electronic commerce trade segments, with a focus on deriving revenues through developing and leasing commercial retail real estate for purposes of earning rental income.

	Fiscal Year Ended
Segment information (in thousands)	January 31, 2015	February 1, 2014
Net Revenue
Retail Trade	$465,656	$460,499
Electronic Commerce Trade	21,736	23,426
Real estate management and development	3,054	1,947
Intersegment Sales Elimination	(16,362)	(15,502)
Net Sales	$474,084	$470,370
Operating Profit (Loss)
Retail Trade	$3,953	$(1,165)
Electronic Commerce Trade	445	(548)
Real estate management and development	1,167	694
Intersegment Elimination of Certain Costs	(946)	(460)
Total Operating Profit (Loss)	$4,619	$(1,479)
Depreciation
Retail Trade	$15,494	$17,532
Electronic Commerce Trade	271	346
Real estate management and development	660	473
Total Depreciation	$16,425	$18,351
Capital Expenditures
Retail Trade	$8,680	$18,036
Electronic Commerce Trade	182	—
Real estate management and development	16,018	9,462
Total Capital Expenditures	$24,880	$27,498
Assets
Retail Trade	$252,546	$271,406
Electronic Commerce Trade	1,043	1,501
Real estate management and development	40,662	29,825
Total Assets	$294,251	$302,732

A reconciliation of operating profit from reportable segments to income (loss) from continuing operations before income taxes in the consolidated financial statements is as follows:

(in thousands)	January 31, 2015	February 1, 2014
Reportable segments operating income (loss)	4,619	(1,479)
Interest expense, net	$2,194	$2,079
Income (loss) from continuing operations before income taxes	2,425	(3,558)

Sales as a percentage of net sales by merchandise category is as follows:

(in thousands)	January 31, 2015	February 1, 2014
Books and magazines	69.2%	70.5%
General merchandise	15.2%	14.0%
Café and Yogurt	5.1%	4.9%
Electronics, eBooks and accessories	1.0%	1.9%
Media	4.5%	3.5%
Other	5.0%	5.2%
Total	100.0%	100.0%
General merchandise consists of gifts, cards, games, toys, collectibles and similar types of products. Café consists of coffee, tea, yogurt and other edible products, as well as gift items related to our Joe Muggs cafés. Media includes music, video and software.
10. Commitments and Contingencies
The Company is a party to various legal proceedings incidental to its business. The Company accrues for costs related to these matters when a loss is probable and the amount of the ultimate liability can be reasonably estimated. In the opinion of management, after consultation with legal counsel, there were no matters that required an accrual as of January 31, 2015 or February 1, 2014, nor were there any asserted or unasserted claims for which material losses were reasonably possible.
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
The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities were recorded for these obligations on the Company’s balance sheet at each of January 31, 2015 and February 1, 2014, as such liabilities were not probable at such dates.

11. Accrued Expenses
Accrued expenses consist of the following (in thousands):

(in thousands)	January 31, 2015	February 1, 2014
Accrued expenses:
Giftcard liabilities to customers	$7,927	$7,877
Salaries, wages and employee benefits	8,879	7,700
Deferred club card income	7,011	6,752
Taxes, other than income	3,086	3,513
Occupancy costs	2,876	3,043
Accrued capital expenditures	1,470	749
Advertising cost	488	310
Insurance	649	574
Unclaimed property	441	491
Other	6,031	8,561
	$38,858	$39,570

12. Fair Value Measurements
The carrying amounts of other financial instruments reported on the balance sheet for current assets and current liabilities, excluding our short-term borrowings consisting of amounts outstanding under the Credit Facility as discussed below, approximate their fair values because of the short maturity of these instruments.
At January 31, 2015, there was $9.8 million outstanding under the Credit Facility (excluding the face amount of letters of credit issued under the Amended and Restated Credit Agreement), $12.0 million under the PGP Florence commercial real estate debt, $5.0 million under the PGP Gardendale commercial real estate debt, $3.1 million under the PGP Fayetteville commercial real estate debt, $0.5 million related party debt and $3.7 million outstanding under the Bond. Fair value approximates the carrying amount for the Credit Facility, the related party debt and the Bond, as the variable interest rates re-price frequently at observable current market rates, and as such their fair values are categorized as Level 2 (quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active) within the fair value hierarchy. The PGP Florence commercial real estate debt, the PGP Gardendale commercial real estate debt and the PGP Fayetteville commercial real estate debt had estimated fair values of $12.0 million , $4.9 million and $3.3 million, respectively, at January 31, 2015. These estimated fair values are based on similar transactions and yields in an active market for similarly rated debt, thus categorized as a Level 2 within the fair value hierarchy.
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
The Company increased its ownership percentage in Yogurt Mountain on December 23, 2014 from 50% to 50.001%, with the remaining 49.999% ownership held by APCP (see Note 7, “Related Party Transactions”). On July 19, 2013, the Company increased its ownership from 40% to 50%. Prior to July 19, 2013, the Company accounted for this investment as an Equity Method Investment. From July 19, 2013 to December 23, 2014, the company accounted for this investment as a variable interest entity ("VIE"). Subsequent to December 23, 2014, the Company has accounted for this investment as a voting interest entity. As both a VIE and voting interest entity, the Company has consolidated Yogurt Mountain in its results of operations.
The Company’s investment in Yogurt Mountain totaled approximately $3.1 million for the fifty-two weeks ended January 31, 2015, representing the Company’s maximum exposures to loss. The assets and liabilities of Yogurt Mountain were not material to the Company’s consolidated financial statements. Creditors of Yogurt Mountain do not have recourse against the general credit of the Company.
15. Accumulated Other Comprehensive Income
The following table presents the changes in accumulated other comprehensive income by component for fiscal 2015 and fiscal 2014, net of tax (in thousands).

	Foreign Currency Translation Adjustment January 31, 2015		Foreign Currency Translation Adjustment February 1, 2014
Beginning balance	$104		$—
Other comprehensive income before reclassifications	(186)		104
Amounts reclassified from accumulated other comprehensive income	—	(1)	—
Net current-period other comprehensive income	(186)		104
Ending Balance	$(82)		$104

(1)	Foreign currency translation adjustments are reclassified from accumulated other comprehensive loss upon sale or substantially complete liquidation of an investment in a foreign entity.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, with the participation of our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer concluded that, as of January 31, 2015, the end of the period covered by this report, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the “Internal Control-Integrated Framework (2013 Framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of January 31, 2015.
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
(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Corporate Governance
The information contained in the sections under the heading “Proposal 1-Election of Directors” entitled “Nominees for Election-Term to Expire in 2018,” “Incumbent Directors-Term to Expire in 2016,” and “Incumbent Directors-Term to Expire in 2017” of the Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2015, are incorporated herein by reference. The information under the heading “Corporate Governance and Board Matters” included in the Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2015 is incorporated herein by reference. The information under the heading “Beneficial Ownership of Common Stock” included in the Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2015 is incorporated herein by reference.
Executive Officers
All of our executive officers are elected annually by and serve at the discretion of the Board of Directors. Our current executive officers are listed below:

Name	Age	Position with the Company
Clyde B. Anderson	54	Executive Chairman of the Board
Terrance G. Finley	61	Chief Executive Officer and President
James F. Turner	51	Executive Vice President/Real Estate and Business Development
R. Todd Noden	51	Executive Vice President and Chief Financial Officer
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

Terrance G. Finley has served as the Chief Executive Officer of the Company since March 13, 2012 and as the Company’s President since August 23, 2011. He served as the Company’s Chief Operating Officer from August 23, 2011 until March 13, 2012. Prior to his promotion to the positions of President and Chief Operating Officer on August 23, 2011, Mr. Finley served as Executive Vice President and Chief Merchandising Officer of the Company beginning in August 2009 and as President, Books-A-Million, Inc. Merchandising Group beginning in October 2005. Mr. Finley served as Executive Vice President of Books-A-Million, Inc. from October 2001 to October 2005. Mr. Finley served in various other capacities in the merchandising department from April 1994 to December 1998. Mr. Finley served as the General Manager of Book$mart from February 1992 to April 1994. Prior to joining the Company, Mr. Finley served as the Vice President-Sales for Smithmark Publishers. Mr. Finley was appointed to the Board of Directors of Hibbett Sports, Inc., a sporting goods retailer, on March 14, 2008.

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
R. Todd Noden has served as Chief Financial Officer since April 25, 2012 and was promoted to Executive Vice President on March 28, 2014. Prior to joining the Company, Mr. Noden served as Chief Financial Officer and Chief Operating Officer for Dobbs Mills, LLC, a textile manufacturing company (2011-2012), Vice President of Accounting & Financial Analysis of RaceTrac Petroleum, Inc. (2006-2011) and in various management consulting roles for more than 10 years prior to 2006.

ITEM 11.	EXECUTIVE COMPENSATION
The information under the heading “Executive Compensation” included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 29, 2015 is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes certain information as of January 31, 2015 regarding the securities that have been authorized for issuance under the Company’s Amended and Restated Stock Option Plan, 2005 Incentive Award Plan and Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise prices of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders:	231,695	(1)	$—	(2)	1,309,876	(3)
Equity compensation plans not approved by stockholders:	—		—		—
Total	231,695		$—		1,309,876

(1)	Represents 231,695 shares of common stock that are issuable under the Company’s 2005 Incentive Award Plan relating to performance based restricted stock awards made with respect to fiscal 2015.

(2)	As of January 31, 2015, there are no outstanding or exercisable options under the Amended and Restated Stock Option Plan.

(3)
Includes (i) 1,185,917 shares of common stock available for future issuance under the Company’s 2005 Incentive Award Plan and (ii) 123,959 shares of common stock available for future issuance under the Company’s Employee Stock Purchase Plan. The Company’s Amended and Restated Stock Option Plan has been terminated, and no shares of common stock are available for future issuance thereunder.

Additional information under the heading “Beneficial Ownership of Common Stock” included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 29, 2015 is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the headings “Corporate Governance and Board Matters” and “Transactions with Related Persons” included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 29, 2015 is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the section under the heading “Proposal 2-Ratification of Appointment of Independent Registered Public Accounting Firm” titled “Fees and Services” included in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 29, 2015 is incorporated herein by reference.
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

3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated August 20, 2009).

4.1	—	See Exhibits 3.1(a) and (b) and 3.2 hereto incorporated herein.

10.2	—	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement).*

10.3	—	Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended January 29, 1994).*

10.4	—	1999 Amended and Restated Employee Stock Purchase Plan, as amended May 20, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 26, 2010).*

10.5	—	401(k) Plan adopted August 1, 2014, with Merrill Lynch as Trustee, attached as Exhibit 10.5 hereto *

10.6	—	Executive Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended January 28, 1995).*

10.7	—
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
Amended and Restated Credit Agreement dated as of June 28, 2013, among Books-A-Million, Inc., as Lead Borrower, the other borrowers party thereto, the guarantors party thereto from time to time, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, Regions Bank, as Documentation Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013).

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

10.10	—	2005 Incentive Award Plan, as amended on May 20, 2010 (incorporated by reference to Exhibit 10.1 on Form 8-K, dated May 26, 2010).*

10.11	—	Executives’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, dated August 22, 2005).*

10.12	—	Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, dated August 22, 2005).*

10.13	—
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
Amended and Restated Bond Purchase, Transfer and Payment Agreement, dated as of June 30, 2011, between American Wholesale Book Company, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated June 30, 2011).

10.16	—
Continuing Guaranty, dated as of June 30, 2011, delivered to Wells Fargo Bank, National Association by Books-A-Million, Inc., Booksamillioninc.com, Inc., and BAM Card Services, LLC (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K dated June 30, 2011).

10.17	—
Supply Agreement dated November 1, 2013 between MSolutions, LLC and the Company (incorporated by reference to Exhibit 10.17 to Current Report on Form 10-K dated April 18, 2014)(Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

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

32.1	—	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	—	Certification of R. Todd Noden, Executive Vice President and Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

* —	Indicates a management contract or compensatory plan or arrangement.

(c) See Item 15(a).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKS-A-MILLION, INC.

by:	/s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President
Date: April 17, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President (Principal Executive Officer)
Date: April 17, 2015

/s/ R. Todd Noden
R. Todd Noden
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 17, 2015
Directors:

/s/ Clyde B. Anderson
Clyde B. Anderson
Date: April 17, 2015

/s/ Ronald G. Bruno
Ronald G. Bruno
Date: April 17, 2015

/s/ Terry C. Anderson
Terry C. Anderson
Date: April 17, 2015

/s/ Edward W. Wilhelm
Edward W. Wilhelm
Date: April 17, 2015

/s/ Ronald J. Domanico
Ronald J. Domanico
Date: April 17, 2015