Form 10-Q
period 2015-05-02
BOOKS A MILLION INC
filed 2015-06-11
CIK 891919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
________________________
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: May 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of June 11, 2015 were 15,441,042 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data and share amounts)
(Unaudited)

	May 2, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$7,060	$5,757
Accounts receivable	2,335	3,464
Related party receivables (Note 4)	168	31
Inventories (Note 6)	196,339	187,960
Prepayments and other assets	6,533	6,390
Total current assets	212,435	203,602
Property and equipment:
Gross property and equipment	282,439	281,835
Less accumulated depreciation and amortization	(199,482)	(197,078)
Property and equipment, net	82,957	84,757
Equity method investments (Note 12)	2,231	2,194
Other assets	3,639	3,698
Total assets	$301,262	$294,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$70,511	$74,151
Related party accounts payable (Note 4)	7,214	6,639
Accrued expenses	32,183	38,858
Deferred income taxes (Note 9)	19,749	18,692
Short-term borrowings and current portion of long-term debt (Note 8)	32,740	10,483
Total current liabilities	162,397	148,823
Long-term debt (Note 8)	22,988	23,143
Related party note payable (Note 4 and Note 8)	524	533
Deferred rent	5,808	6,039
Deferred income taxes (Note 9)	165	1,223
Liability for uncertain tax positions	107	106
Long-term capital lease obligation	1,001	1,120
Total non-current liabilities	30,593	32,164
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 23,489,012 and 23,006,826 shares issued and 15,441,042 and 14,958,856 shares outstanding at May 2, 2015 and January 31, 2015, respectively	235	230
Additional paid-in capital	97,266	96,976
Treasury stock, at cost, 8,047,970 shares repurchased at May 2, 2015 and January 31, 2015	(55,089)	(55,089)
Retained earnings	63,481	68,825
Accumulated other comprehensive income	(53)	(82)
Total Books-A-Million stockholders’ equity	105,840	110,860
Noncontrolling interest	2,432	2,404
Total equity	108,272	113,264
Total liabilities and stockholders’ equity	$301,262	$294,251
See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Revenues
Net sales	$100,701	$103,159
Other revenue	1,106	619
Total revenues	101,807	103,778
Cost of products sold, including warehouse distribution and store occupancy costs	73,478	75,493
Gross profit	28,329	28,285
Operating, selling and administrative expenses	29,583	29,363
Depreciation and amortization	3,763	4,465
Operating loss	(5,017)	(5,543)
Interest expense, net	547	556
Loss before income taxes	(5,564)	(6,099)
Income tax (benefit) expense (Note 9)	(388)	17
Net loss before equity method investments	(5,176)	(6,116)
Net (loss) income on equity method investments	(79)	114
Net loss	(5,255)	(6,002)
Less: net income (loss) attributable to noncontrolling interest	28	(424)
Net loss attributable to Books-A-Million	$(5,283)	$(5,578)
Net loss per share attributable to Books-A-Million:
Basic and Diluted
Net loss per common share	$(0.37)	$(0.38)
Weighted average number of shares outstanding	14,188	14,799
See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net loss	$(5,255)	$(6,002)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	29	52
Total other comprehensive income (loss), net of tax	29	52
Total comprehensive loss	(5,226)	(5,950)
Comprehensive (loss) income attributable to noncontrolling interest	28	(424)
Comprehensive loss attributable to Books-A-Million	$(5,254)	$(5,526)
See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Cash Flows from Operating Activities:
Net loss	$(5,255)	$(6,002)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,763	4,465
Amortization of debt issuance costs	79	72
Amortization of lease rights	32	38
Stock-based compensation	242	172
Loss on impairment of assets	—	39
Loss on disposal of property and equipment	38	595
Deferred income taxes	(1)	—
Bad debt expense	(31)	22
Net loss (income) on equity method investment	79	(114)
(Increase) decrease in assets:
Accounts receivable	1,160	1,321
Related party receivables	(137)	(7)
Inventories	(8,379)	6,249
Prepayments and other assets	(143)	(879)
Noncurrent assets	—	(339)
Increase (decrease) in liabilities:
Trade accounts payable	(3,640)	(24,658)
Related party accounts payable	575	3,935
Accrued expenses and deferred rent	(5,484)	(7,924)
Total adjustments	(11,847)	(17,013)
Net cash used in operating activities	(17,102)	(23,015)
Cash Flows from Investing Activities:
Capital expenditures	(4,490)	(5,271)
Proceeds from disposal of property and equipment	1,031	493
Acquisition of equity method investment	(88)	—
Net cash used in investing activities	(3,547)	(4,778)
Cash Flows from Financing Activities:
Short-term borrowings	71,468	70,217
Repayments of short-term borrowings	(49,218)	(46,202)
Debt issuance costs	(56)	—
Principal payments on debt	(147)	(148)
Principal payments on capital lease obligations	(132)	(119)
Proceeds from the issuance of common stock under employee stock purchase plan	53	55
Dividends paid	(16)	—
Net cash provided by financing activities	21,952	23,803
Net increase (decrease) in Cash and Cash Equivalents	1,303	(3,990)
Cash and Cash Equivalents at Beginning of Period	5,757	9,926
Cash and Cash Equivalents at End of Period	$7,060	$5,936
Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$435	$420
Net income taxes (refunds)	$503	$(436)
Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$8	$294
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
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain financial information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, and the results of its operations and cash flows for the periods presented.
Like many retailers, the Company's retail trade and electronic commerce segments are seasonal, with a large portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. Thus, the quarterly results of operations are not necessarily indicative of annual results.
Certain reclassifications for insignificant amounts are included in this report for prior periods where necessary to conform to the presentation of thirteen weeks ended May 2, 2015.
Stock-Based Compensation
The Company’s pre-tax compensation cost for stock-based employee compensation was approximately $0.2 million for each of the thirteen weeks ended May 2, 2015 and May 3, 2014.
2005 Incentive Award Plan
During 2005, the Company adopted and the Company’s stockholders approved the Books-A-Million, Inc. 2005 Incentive Award Plan (as amended, the "2005 Plan"). An aggregate of 3,500,000 shares of common stock may be awarded under the 2005 Plan. From June 1, 2005 through May 2, 2015, equity awards under the 2005 Plan have consisted solely of awards of restricted stock. As of May 2, 2015, the number of shares of common stock reserved for issuance under the 2005 Plan for outstanding stock-based awards was 726,925 shares.

A summary of the status of unvested restricted stock grants to employees and directors under the 2005 Plan for the thirteen weeks ended May 2, 2015 is as follows (shares in thousands):

	Thirteen Weeks Ended May 2, 2015
	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	791	$2.48
Shares granted	459	2.65
Shares vested	(19)	2.61
Shares forfeited	—	—
Shares at end of period	1,231	$2.54

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s unvested restricted stock participates in any dividends declared and retains voting rights for the granted shares.
Other Information
As of May 2, 2015, the Company had approximately $2.1 million of total unrecognized compensation cost related to unvested awards granted under the 2005 Plan, which it expects to recognize over the following fiscal years:

Fiscal Year	Unrecognized Stock-Based Compensation Expense (in thousands)
2016	$995
2017	866
2018	283
2019	4
Total	$2,148
The Company maintains an employee stock purchase plan (as amended, the "Amended and Restated Employee Stock Purchase Plan") under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. Since its inception, an aggregate total of 600,000 shares have been made available for issuance under the Amended and Restated Employee Stock Purchase Plan. As of May 2, 2015, 499,231 shares have been issued. The Company received cash proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during each of the thirteen weeks ended May 2, 2015 and May 3, 2014 of $0.1 million. The impact of these cash receipts is included in financing activities in the accompanying condensed consolidated statements of cash flows.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Adoption of New Accounting Standards

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis (ASU 2015-02). The standard will make changes to both the variable interest model and the voting model. This standard will affect all reporting entities that have variable interests in other legal entities. In some cases, consolidation conclusions will change. In others, reporting entities will need to provide additional disclosures about entities that are not currently considered variable interest entities ("VIEs") but will be considered VIEs under the new guidance, provided that they have a variable interest in those VIEs. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption or apply the amendments retrospectively. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.

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
For the thirteen weeks periods ended May 2, 2015 and May 3, 2014, certain share based payments were outstanding but were excluded from the computation of diluted weighted average shares outstanding because their effect would have been anti-dilutive due to the net loss in all periods presented.
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
The Company purchases a portion of its in-store merchandise from a subsidiary of Anderson Media Corporation ("Anderson Media"), an affiliate of the Company through common ownership. During the thirteen weeks ended May 2, 2015 and May 3, 2014, purchases of these items from Anderson Media totaled $4.1 million and $7.0 million, respectively. Amounts payable to Anderson Media at May 2, 2015 and January 31, 2015 were $6.7 million and $5.5 million, respectively. Amounts receivable from Anderson Media related to retail display allowances and shipping costs as of May 2, 2015 and January 31, 2015 were $0.2 million and $0.1 million, respectively. The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. ("Anderson Press"), an affiliate of the Company through common ownership. During each of the thirteen weeks ended May 2, 2015 and May 3, 2014, such purchases from Anderson Press totaled $0.2 million. Amounts payable to Anderson Press at May 2, 2015 and January 31, 2015 were $0.2 million . The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD ("Anco Far East"), an affiliate of the Company through common ownership. The total amount paid to Anco Far East was $0.5 million and $0.1 million during the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. These amounts paid to Anco Far East included the actual cost of the product, as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $37 thousand and $10 thousand during the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. Amounts payable to Anco Far East were $0.2 million at May 2, 2015 and $0.1 million at January 31, 2015.
The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. During the thirteen weeks ended May 2, 2015 and May 3, 2014, the Company paid rent of $27 thousand and $39 thousand, respectively, to the trust under this lease. Anderson & Anderson LLC ("A&A"), an affiliate of the Company through common ownership, also leases two buildings to the Company. The Company’s leases with A&A expire on February 28, 2017. During each of the thirteen weeks ended May 2, 2015 and May 3, 2014, the Company paid A&A a total of $0.1 million in connection with such leases. The total of minimum future rental payments under all of these related party leases was $0.9 million at May 2, 2015. The Company also subleases a portion of its leased corporate office space in Birmingham, Alabama to Anderson Growth Partners, LLC ("Anderson Growth Partners"), an affiliate of the Company through

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

common ownership. The sublease with Anderson Growth Partners will expire on May 23, 2020. During the thirteen weeks ended May 2, 2015 and May 3, 2014, the Company received approximately $25 thousand in rental payments from Anderson Growth Partners. The total of minimum future rental payments to the Company under this lease was $0.5 million at May 2, 2015.
The Company leases property to Hibbett Sports, Inc. ("Hibbett"), a sporting goods retailer in the United States. The Company’s lease on the property with Hibbett expires in February 2017. Terrance G. Finley, Chief Executive Officer and President of the Company, is a member of Hibbett’s Board of Directors. During each of the thirteen weeks ended May 2, 2015 and May 3, 2014, the Company received $28 thousand in rent payments from Hibbett. The total of minimum future rental payments under this related party lease was $0.2 million at May 2, 2015.
Until December 2014 the Company, A&A, American Promotional Events, Inc., Anderson Growth Partners and Anderson Press (collectively the "Co-ownership Group") co-owned two airplanes that were used by the Company in its business, with the Company owning a 19.7% interest in these airplanes. During the thirteen weeks ended May 3, 2014, the Company was billed $0.1 million by the Co-ownership Group under a cost sharing arrangement for the Company’s use of the airplanes. The expenses that the Company pays for airplane use cover all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs. Additionally, in conjunction with the acquisition of one of the previously mentioned airplanes, on July 31, 2013, the Company, along with other members of the Co-ownership Group, entered into a promissory note with Aircraft SPE 2013, LLC for the purpose of repaying the indebtedness incurred by Aircraft SPE 2013, LLC for the acquisition of the airplane. The original principal amount of the Company’s note was $0.6 million that matures on September 1, 2018, and the outstanding balance as of May 2, 2015 was approximately $560 thousand. The note bears interest equal to the thirty-day LIBOR rate plus 2.75%. The Company is required to make periodic payments of principal and interest over the term of the loan, with interest calculated as if the loan were outstanding over a 15 years term, with a balloon payment for any remaining principal and interest balance at the September 1, 2018 maturity date. In December 2014, the Co-ownership Group determined to sell the two airplanes. One was sold by the Co-ownership Group in December 2014, and the second was sold in March 2015. On January 26, 2015, the Co-ownership Group entered into a reverse 1031 exchange transaction, whereby the Co-ownership Group used the airplane sale proceeds and additional proceeds contributed by A&A to purchase a new airplane. As a result of the completion of the 1031 exchange, the Company now owns a 20.892% interest in the new airplane. During the thirteen weeks ended May 2, 2015, the Company was billed $0.1 million by the Co-ownership Group under a cost sharing arrangement for the Company's use of the new airplane.
The Company and Anco Far East have equity interests in That Company Called IF, Limited ("IF") of 25% and 45%, respectively. See Note 12, "Equity Method Investments," for additional information regarding the Company’s investment in IF. During the thirteen weeks ended May 2, 2015 and May 3, 2014, the Company purchased items from IF in the amount of $0.3 million and $0.1 million, respectively. The Company had amounts payable to IF of $0.2 million at May 2, 2015 and $0.1 million at January 31, 2015.
During the fourth quarter of fiscal 2014, the Company sold 100 units of limited liability company interest of its Preferred Growth Properties, LLC ("PGP") subsidiary to four investors, three of whom serve as executive officers of the Company, Terrance G. Finley, Chief Executive Officer and President, R. Todd Noden, Executive Vice President and Chief Financial Officer, and James F. Turner, Executive Vice President/Real Estate and Business Development. The units were valued at $10,000 each. 40 units were purchased by Mr. Finley for $0.4 million, 20 units were purchased by Mr. Noden for $0.2 million, 20 units were purchased by Mr. Turner for $0.2 million, and 20 units were purchased by a non-executive employee for $0.2 million. The 100 units equated to a 5.1% interest in PGP, with the Company owning the remaining 94.9% of PGP units. The equity of PGP owned by the four investors is presented as a component of noncontrolling interest within the condensed consolidated financial statements. During the thirteen weeks ended May 2, 2015, a $16 thousand dividend was paid to PGP unit holders collectively, representing dividends for the first quarter of fiscal 2016. The Company also had dividends payable to these related party investors in the aggregate amount of $45 thousand at May 2, 2015.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Commitments and Contingencies
The Company is a party to various legal proceedings incidental to its business. The Company accrues for costs related to these matters when a loss is probable and the amount of the ultimate liability can be reasonably estimated. In the opinion of management, after consultation with legal counsel, there were no matters that required an accrual as of May 2, 2015 or January 31, 2015, nor were there any asserted or unasserted claims for which material losses are reasonably possible.
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
The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of possible obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at May 2, 2015 or January 31, 2015, as such potential liabilities were not probable at such dates.
6. Inventories
The Company utilizes the last-in, first-out ("LIFO") method of accounting for inventories. An actual valuation under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. The cumulative difference between the first-in, first-out ("FIFO") cost and the stated LIFO cost was $4.7 million and $4.6 million as of May 2, 2015 and January 31, 2015, respectively. Inventory balances at May 2, 2015 and January 31, 2015 were as follows (dollars in thousands):

	May 2, 2015	January 31, 2015
Inventories (at FIFO)	$201,061	$192,605
LIFO reserve	(4,722)	(4,645)
Net inventories	$196,339	$187,960

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

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Segment Information (in thousands)
Total Revenues
Retail Trade	$99,386	$101,854
Electronic Commerce Trade	4,769	4,920
Real Estate Development and Management	1,131	638
Intersegment Sales Elimination	(3,479)	(3,634)
Total Revenues	$101,807	$103,778
Operating Gain (Loss)
Retail Trade	$(5,353)	$(5,412)
Electronic Commerce Trade	7	(190)
Real Estate Development and Management	552	289
Intersegment Elimination of Certain Costs	(223)	(230)
Total Operating Loss from Continuing Operations	$(5,017)	$(5,543)

	May 2, 2015	January 31, 2015
Assets
Retail Trade	$259,010	$252,546
Electronic Commerce Trade	1,172	1,043
Real Estate Development and Management	41,080	40,662
Total Assets	$301,262	$294,251
A reconciliation of operating loss from reportable segments to loss from continuing operations before income taxes in the condensed consolidated financial statements is as follows:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Reportable segments operating loss	$(5,017)	$(5,543)
Interest expense, net	547	556
Consolidated loss before income taxes	$(5,564)	$(6,099)

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the thirteen weeks ended May 2, 2015 and May 3, 2014, sales by merchandise category related to our retail trade and electronic commerce trade segments, as a percentage of total net sales, were as follows:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Books and magazines	68.2%	70.9%
General merchandise	15.1%	12.8%
Café and yogurt	5.5%	5.9%
Electronics, eBooks and accessories	1.0%	1.3%
Media	5.0%	4.3%
Other	5.2%	4.8%
Total	100.0%	100.0%
General merchandise consists of gifts, cards, games, toys, collectibles and similar types of products. Café and yogurt consists of coffee, tea, yogurt and other edible products, as well as gift items related to our Joe Muggs cafés. Media includes music, videos and software.

8. Short-term Borrowing and Long-term Debt
The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. On March 21, 2011, the Company entered into a credit agreement (the "Credit Agreement") for a revolving credit facility (the "Credit Facility") with Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which was originally scheduled to mature on March 21, 2016. On June 28, 2013, the Company entered into an Amended and Restated Credit Agreement with Bank of America whereby the parties agreed, among other things, (i) to extend the maturity date of the Credit Agreement to June 27, 2018, (ii) to lower the applicable margin to 1.50% - 2.00% for LIBOR loans and 0.50% - 1.00% on prime rate loans, and (iii) to lower the fee imposed on the unused portion of the loan to 0.25%. As of May 2, 2015, the maximum principal amount available under the Credit Facility was $124.2 million, based on the calculated borrowing base availability at that time. Interest on borrowings under the Credit Facility is determined based upon the LIBOR rate plus an applicable margin (as specified in the Amended and Restated Credit Agreement). Pursuant to the Amended and Restated Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company. Under the Amended and Restated Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit. The obligations of the Company under the Amended and Restated Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders. Additionally, the Amended and Restated Credit Agreement contains certain non-financial covenants. The Company was in compliance with these covenants at May 2, 2015.
As of May 2, 2015, there were outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) of $32.0 million, which bear interest at variable rates (with a weighted average of 1.65% as of May 2, 2015 based on the 7-day LIBOR rate plus the applicable margin as of such date). The Company had $9.8 million in borrowings outstanding under the Credit Facility (excluding the face amount of letters of credit issued thereunder) as of January 31, 2015. The face amount of letters of credit issued under the Credit Facility as of both May 2, 2015 and January 31, 2015 was $5.6 million. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the thirteen weeks ended May 2, 2015 were $40.0 million and $29.0 million, respectively.
During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the "Bond"). As of both May 2, 2015 and January 31, 2015, there was $3.7 million outstanding under the Bond, which bears interest at a variable rate. The interest rate on the Bond was 1.25% at both May 2, 2015 and January 31, 2015. The Bond is held by Wells Fargo Bank, National Association ("Wells Fargo"). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc. ("American Wholesale"), and Wells Fargo agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

booksamillion.com, inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally, and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which was $3.7 million and included in the aggregate letters of credit mentioned above as of May 2, 2015, for the benefit of Wells Fargo. The Company is obligated to repurchase the Bond on March 13, 2016, unless Wells Fargo exercises the option to extend the Bond’s maturity date up to December 1, 2019.
On July 18, 2013, the Company, through its subsidiary PGP Florence, LLC ("PGP Florence"), entered into a $12.6 million loan agreement for the purpose of financing PGP Florence's real estate development and leasing operations. The loan matures on August 1, 2033 and bears a fixed interest rate of 4.0%. The Company is required to make periodic payments of principal and interest over the term of the loan. The loan is secured by PGP Florence's real estate property, the Renaissance City Center located in Florence, Alabama. The loan agreement contains certain non-financial covenants. The Company was in compliance with these covenants at May 2, 2015. As of May 2, 2015, the outstanding balance of the loan was $11.9 million, of which $0.5 million was classified as short-term borrowings.

On May 30, 2014, PGP Gardendale, LLC, a subsidiary of the Company ("PGP Gardendale"), entered into a $17.3 million loan agreement for the purpose of financing PGP Gardendale's real estate development and leasing operations. The loan is funded in increments with a first funding, as of May 30, 2014, in the principal amount of $5.0 million. The loan included a Holdback Agreement that provided for additional funding up to $12.3 million based on the scope of the project. During the quarter ended November 1, 2014, the scope of the project was revised to qualify for the Reduced Holdback Amount of $10.0 million. Subsequent funding of the remaining $10.0 million balance is subject to PGP Gardendale's satisfaction of the lender's disbursement conditions. The loan matures on June 1, 2034 and bears a fixed interest rate of 5.0%. The Company is required to make periodic payments of principal and interest over the term of the loan beginning on July 1, 2015. The loan is secured by PGP Gardendale’s real estate property, the Magnolia City Place located in Gardendale, Alabama. As of May 2, 2015, the outstanding balance of the loan was $5.0 million, of which $0.1 million was classified as short-term borrowings.

On August 18, 2014, PGP Fayetteville, LLC ("PGP Fayetteville"), a wholly owned subsidiary of the Company, entered into a $3.2 million loan agreement for the purpose of financing PGP Fayetteville's real estate development and leasing operations. The loan matures on September 1, 2029 and bears a fixed interest rate of 4.625%. The Company is required to make periodic payments of principal and interest over the term of the loan beginning on October 1, 2014. The loan is secured by PGP Fayetteville’s real estate property, the La Fayette City Place located in Fayetteville, North Carolina. As of May 2, 2015, the outstanding balance of the loan was $3.1 million, of which $0.2 million was classified as short-term borrowings.

9. Income Taxes
The Company’s income tax benefit during the thirteen week period ended May 2, 2015 was $0.4 million on a pretax loss from continuing operations of $5.6 million, representing an effective tax rate of 6.9%. In comparison, the Company’s income tax expense during the thirteen-week period ended May 3, 2014 was $17 thousand on a pretax loss from continuing operations (inclusive of equity method investment income/loss) of $6.0 million, representing an effective tax rate of (0.3)%.
The effective tax rate of 6.9% during the thirteen-week period ended May 2, 2015 primarily resulted from the benefit associated with an available net operating loss carryback. The effective tax rate of (0.3)% during the thirteen-week period ended May 3, 2014 primarily resulted from state income taxes. No income tax benefit was recognized for an increase in deferred tax assets in either period because the valuation allowance against the Company’s deferred tax assets was increased by $1.8 million and $2.2 million in the thirteen-week periods ended May 2, 2015 and May 3, 2014, respectively. The valuation allowance was increased because the Company had determined, based on the weight of all available positive and negative evidence, that it is not more likely than not that such deferred assets would be realized in the future.
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
As of May 2, 2015, the gross amount of unrecognized tax benefits, inclusive of estimated interest and penalties, due to uncertain tax positions was $0.1 million, all of which would affect the effective tax rate if recognized. The Company recognizes accrued estimated interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $60,000 in estimated interest and penalties related to unrecognized tax benefits accrued as of May 2, 2015.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Fair Value Measurements
The carrying amounts of other financial instruments reported on the balance sheet for current assets and current liabilities, excluding our short-term borrowings consisting of amounts outstanding under the Credit Facility as discussed below, approximate their fair values because of the short maturity of these instruments.
At May 2, 2015, there was $32.0 million outstanding under the Credit Facility (excluding the face amount of letters of credit issued under the Amended and Restated Credit Agreement), $11.9 million outstanding under the PGP Florence commercial real estate debt, $5.0 million outstanding under the PGP Gardendale commercial real estate debt, $3.1 million outstanding under the PGP Fayetteville commercial real estate debt, $0.6 million outstanding in related party debt, and $3.7 million outstanding under the Bond. Fair value approximates the carrying amount for the Credit Facility, the Bond and the related party debt, as the variable interest rates re-price frequently at observable current market rates, and as such their fair values are categorized as Level 2 (quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active) within the fair value hierarchy. The PGP Florence commercial real estate debt, the PGP Gardendale commercial real estate debt and the PGP Fayetteville commercial real estate debt had estimated fair values of $11.8 million, $5.0 million and $3.2 million, respectively, at May 2, 2015. These estimated fair values are based on similar transactions and yields in an active market for similarly rated debt, thus categorized as a Level 2 within the fair value hierarchy.
11. Gift Card Revenue Recognition
The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote based on historical trends (gift card breakage), and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Breakage income for each of the thirteen weeks ended May 2, 2015 and May 3, 2014 was $0.1 million and $0.2 million, respectively.
12. Equity Method Investments
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
13. Variable Interest Entities
The Company increased its ownership percentage in Yogurt Mountain on December 23, 2014 from 50% to 50.1%, with the remaining 49.9% ownership held by Anderson Private Capital Partners I, L.P. On July 19, 2013, the Company increased its ownership from 40% to 50%. Prior to July 19, 2013, the Company accounted for this investment as an Equity Method Investment. From July 19, 2013 to December 23, 2014, the company accounted for this investment as a variable interest entity ("VIE"). Subsequent to December 23, 2014, the Company has accounted for this investment as a voting interest entity. As both a VIE and a voting interest entity, the Company has consolidated Yogurt Mountain in its results of operations.
    The Company’s investment in Yogurt Mountain totaled approximately $3.1 million for the thirteen weeks ended May 2, 2015, representing the Company’s maximum exposures to loss. The assets and liabilities of Yogurt Mountain were not material to the Company’s consolidated financial statements. Creditors of Yogurt Mountain do not have recourse against the general credit of the Company.

14. Subsequent Events

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the preparation of its financial statements for the thirteen weeks ended May 2, 2015, the Company has evaluated events that occurred subsequent to May 2, 2015 through the date on which these financial statements were available to be issued to determine whether any of these events required disclosure in the financial statements. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

15. Accumulated Other Comprehensive Income
The following table presents the changes in accumulated other comprehensive income by component for the thirteen weeks ended May 2, 2015 and May 3, 2014, net of tax (in thousands).

	Foreign Currency Translation Adjustment May 2, 2015	Foreign Currency Translation Adjustment May 3, 2014
Beginning balance	$(82)	$104
Other comprehensive income before reclassifications	29	52
Net current-period other comprehensive income	29	52
Ending balance	$(53)	$156

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the book retail industry in general and in the Company's specific market areas; inflation or deflation; economic conditions in general and in the Company's specific market areas, including the length of time that the United States economy remains in the current state of limited economic growth; the number of store openings and closings; the profitability of certain product lines and business segments, capital expenditures and future liquidity; liability and other claims asserted against the Company; the impact of electronic books and e-content; uncertainties related to the Internet and the Company's Internet operations; the successful development of the properties held by the Company in connection with the Company’s real estate development and management segment and the Company’s ability to lease these properties; and the factors described in Part I, Item 1A, "Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Please refer to the Company’s annual, quarterly and periodic reports on file with the Securities and Exchange Commission for a more detailed discussion of these and other risks that could cause results to differ materially. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General
The Company, founded in 1917, is principally a retailer of books, media and general merchandise through both its physical operations and its online store, booksamillion.com. As of May 2, 2015, the Company operated 257 retail book stores, including 195 superstores, concentrated in the eastern United States. Also included in the Company’s retail operations is the operation of Yogurt Mountain, a retailer and franchisor of self-serve frozen yogurt stores with 42 locations. The Company also develops and manages commercial retail real estate. Currently, the Company owns and operates four shopping centers located in Florence, Alabama, Gardendale, Alabama, Fayetteville, North Carolina and Jacksonville, Florida, comprised of an aggregate total of 366,000 square feet.
The Company has three reportable operating segments: retail trade; electronic commerce trade; and real estate development and management. The Company's retail strategy consists of expanding product offerings and opening stores in new and existing market areas. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats. From May 3, 2014 to May 2, 2015, the Company opened 11 stores, closed 9 stores, converted 3 stores and relocated 1 store, with the overall effect of increasing the store count to 257. The strategy of our electronic commerce trade segment focuses on expanding the Company’s product offerings and increasing traffic to the Company’s online website through effective marketing programs and promotional activities. Our real estate strategy consists of developing and managing real estate to generate rental income.
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

The Company’s business through its retail trade segment and electronic commerce trade segment, like that of many retailers, is seasonal, with a large portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. In recent years, the Company’s financial performance has been significantly impacted by a number of factors, including slow economic recovery, increased online competition and the digital market. However, the Company has also benefited from reduced physical bookstore competition in the marketplace. The changes in the electronic content channels have occurred over a relatively short time period, which has made the overall impact on physical book sales in the future, although negative, difficult to quantify. The Company is adjusting its merchandising strategy to deal with these marketplace changes by shifting its product mix toward non-book categories, including gifts, cards, games, toys, collectibles, music, DVDs, electronic devices and accessories. The Company’s success in achieving this shift is dependent upon being responsive to cultural trends that influence the products that the Company sells. The Company has also adjusted its strategy by expanding the Company’s real estate development and management operations, an area that management believes can provide future growth opportunities for the Company.
Results of Operations
Total revenue
The following table sets forth net revenue data by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended
	May 2, 2015	% of Revenue	May 3, 2014	% of Revenue
Retail Trade	$99,386	97.6%	$101,854	98.2%
Electronic Commerce Trade	4,769	4.7%	4,920	4.7%
Real Estate Development and Management	1,131	1.1%	638	0.6%
Intersegment Sales Elimination	(3,479)	(3.4)%	(3,634)	(3.5)%
Total Revenues	$101,807	100.0%	$103,778	100.0%
During the thirteen weeks ended May 2, 2015, total revenue decreased $2.0 million, or 1.9%, to $101.8 million from $103.8 million during the thirteen weeks ended May 3, 2014, including a comparable store sales decrease of 0.9%. The changes by segments were as follows:

•
Retail trade revenue for the thirteen weeks ended May 2, 2015 decreased $2.5 million, or 2.5%, to $99.4 million from $101.9 million during the same period a year ago and accounted for 97.6% of the Company’s total revenue. The decrease was primarily due to a decrease in sales at comparable stores as noted above. The decrease in comparable store sales for the thirteen week period ended May 2, 2015 was primarily due to decreased sales in our core book departments and magazine sales, partially offset by better performance in general merchandise sales.

•
Electronic commerce trade revenue for the thirteen weeks ended May 2, 2015 decreased $0.1 million, or 2.0%, to $4.8 million from $4.9 million during the same period a year ago and accounted for 4.7% of the Company’s total revenue. The decrease was due primarily to lower sales of eReader devices, as well as decreases in traditional Internet book sales.

•
Real estate development and management revenue for the thirteen weeks ended May 2, 2015 increased $0.5 million, or 83.3%, to $1.1 million from $0.6 million during the same period a year ago and accounted for 1.1% of the Company’s total revenue. The increase during this period was primarily due to an increase in rental revenue as a result of the Company's purchase of a shopping center in Fayetteville, North Carolina in the first quarter of fiscal 2015, and the purchase of a shopping center in Jacksonville, Florida in the second quarter of fiscal 2015.

•	The intersegment sales elimination primarily represents sales from retail trade to electronic commerce trade and other revenue from retail trade to real estate properties.
Gross profit
The following table sets forth gross profit data by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended
	May 2, 2015	% of Revenue	May 3, 2014	% of Revenue
Retail Trade	$26,877	27.0%	$27,388	26.9%
Electronic Commerce Trade	719	15.1%	578	11.7%
Real Estate Development and Management	936	82.8%	533	83.5%
Intersegment Sales Elimination	(203)	5.8%	(214)	5.9%
Gross Profit	$28,329	27.8%	$28,285	27.3%
During the thirteen weeks ended May 2, 2015, total gross profit was approximately flat at $28.3 million compared to the thirteen weeks ended May 3, 2014. For the thirteen weeks ended May 2, 2015, gross profit as a percentage of revenue increased to 27.8% from 27.3% during the same period a year ago. The changes by segments were as follows:

•
Retail trade gross profit for the thirteen weeks ended May 2, 2015 decreased $0.5 million, or 1.8%, to $26.9 million from $27.4 million during the same period a year ago. For the thirteen weeks ended May 2, 2015, retail trade gross profit as a percentage of revenue increased to 27.0% from 26.9% during the same period a year ago. The increase in gross profit rate was a result of improved merchandise gross profit rate due to mix of sales.

•
Electronic commerce trade gross profit for the thirteen weeks ended May 2, 2015 increased $0.1 million, or 16.7%, to $0.7 million from $0.6 million during the same period a year ago. Electronic commerce trade gross profit as a percentage of revenue increased to 15.1% from 11.7% during the same period a year ago. The increase in gross profit as a percentage of revenue was due to lower shipping costs.

•
Real estate development and management gross profit for the thirteen weeks ended May 2, 2015 increased $0.4 million, or 80.0%, to $0.9 million from $0.5 million during the same period a year ago. The increase in gross profit was due to a net increase in revenue (as discussed above).

Operating, selling and administrative expenses
The following table sets forth operating, selling and administrative expense data for the periods presented (dollars in thousands):

	Thirteen Weeks Ended
	May 2, 2015	% of Revenue	May 3, 2014	% of Revenue
Operating, selling and administrative expenses	$29,583	29.1%	$29,363	28.3%
Operating, selling and administrative expenses were $29.6 million for the thirteen weeks ended May 2, 2015, compared to $29.4 million during the same period last year, an increase of 0.7%. The increase in operating, selling and administrative expenses was primarily due to additional store repair and maintenance costs.
Depreciation and amortization

The following table sets forth depreciation and amortization data by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended
	May 2, 2015	% of Revenue	May 3, 2014	% of Revenue
Retail Trade	$3,497	3.5%	$4,247	4.2%
Electronic Commerce Trade	45	0.9%	79	1.6%
Real Estate Development and Management	221	19.5%	139	21.8%
Depreciation and amortization	$3,763	3.7%	$4,465	4.3%
Depreciation and amortization expense was $3.8 million for the thirteen weeks ended May 2, 2015, compared to $4.5 million for the thirteen weeks ended May 3, 2014. The decrease was primarily due to lower depreciation for Yogurt Mountain, LLC, as stores that have been converted to franchise locations since the same period as last year. Also, capital spending on longer life building property in our real estate segment has resulted in lower depreciation and amortization expense compared to the same period last year. Depreciation and amortization expense as a percentage of net revenue for the thirteen weeks ended May 2, 2015 and May 3, 2014 totaled 3.7% and 4.3%, respectively.

Operating loss
The following table sets forth operating loss from continuing operations by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended
	May 2, 2015	% of Revenue	May 3, 2014	% of Revenue
Retail Trade	$(5,353)	(5.4)%	$(5,412)	(5.3)%
Electronic Commerce Trade	7	0.1%	(190)	(3.9)%
Real Estate Development and Management	552	48.8%	289	45.3%
Intersegment Sales Elimination	(223)	6.4%	(230)	6.3%
Operating loss	$(5,017)	(4.9)%	$(5,543)	(5.3)%
The Company’s consolidated operating loss from continuing operations for the thirteen weeks ended May 2, 2015 decreased $0.5 million, or 9.1%, to an operating loss of $5.0 million from $5.5 million for the same period a year ago. The decrease in operating loss was primarily due to growth in real estate development and management segment revenue and a reduction in depreciation expense, partially offset by higher administrative expenses related primarily to an increase in professional fees and higher store repair and maintenance costs.
Interest expense, net
The following table sets forth interest expense data for the periods presented (dollars in thousands):

	Thirteen Weeks Ended
	May 2, 2015	% of Revenue	May 3, 2014	% of Revenue
Interest expense	$547	0.5%	$556	0.5%
Net interest expense was $0.5 million, or 0.5% of net revenue, for the thirteen weeks ended May 2, 2015, which is essentially unchanged versus the same period last year.
Income tax expense (benefit)

The following table sets forth income tax expense data for the periods presented (dollars in thousands):

	Thirteen Weeks Ended
	May 2, 2015	% of Revenue	May 3, 2014	% of Revenue
Income tax expense (benefit)	$(388)	(0.4)%	$17	—%
Income tax benefit was $0.4 million, or (0.4)% of net revenue, for the thirteen weeks ended May 2, 2015, compared to an income tax expense of $17 thousand, or 0.0% of net revenue, for the same period last year. The increase in income tax benefit for the thirteen weeks ended May 2, 2015 compared to the same period in the prior year was primarily due to the carryback of income tax benefits from the current year results to the preceding year.
Net Loss
The following table sets forth net loss for the periods presented (dollars in thousands):

	Thirteen Weeks Ended
	May 2, 2015	% of Revenue	May 3, 2014	% of Revenue
Net loss	$(5,255)	(5.2)%	$(6,002)	(5.8)%
As a result of the factors discussed above, the Company reported consolidated net loss of $5.3 million, or (5.2)% of net revenue, for the thirteen weeks ended May 2, 2015, compared to a net loss of $6.0 million, or (5.8)% of net revenue, for the same period last year.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our Credit Facility, as described in Note 8, "Short-term Borrowing and Long-term Debt," to the condensed consolidated financial statements. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the thirteen weeks ended May 2, 2015 and May 3, 2014 were $40.0 million and $29.0 million, respectively.
Cash Flows
Operating activities used cash of $17.1 million and $23.0 million in the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively, and included the following:

•
Cash used by inventories in the thirteen weeks ended May 2, 2015 was $8.4 million, compared to $6.2 million of cash provided by inventories in the thirteen weeks ended May 3, 2014, an increase of $14.6 million of cash used year over year. The increase in cash used by inventories was primarily due to timing of inventory receipts at the end of the first quarter of fiscal 2016.

•
Cash used by trade and related party accounts payable in the thirteen weeks ended May 2, 2015 was $3.1 million, compared to $20.7 million of cash used in the thirteen weeks ended May 3, 2014, a decrease of $17.7 million of cash used year over year. The change from the prior year was primarily the result of the timing of vendor payments for inventory.

•
Cash used by accrued expenses and deferred rent in the thirteen weeks ended May 2, 2015 was $5.5 million, compared to $7.9 million of cash used in the thirteen weeks ended May 3, 2014, a decrease of $2.9 million in cash used by accrued expenses and deferred rent year over year. The change from the prior year was primarily the result of additional accruals for professional fees, advertising, and repair and maintenance costs compared to the same period last year.

Cash used in investing activities reflected a $3.5 million and $4.8 million net use of cash for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. Cash used in the thirteen weeks ended May 2, 2015 primarily related to capital expenditures for the development of commercial real estate, the opening of new stores and the remodeling of existing stores. Cash used in the thirteen weeks ended May 3, 2014 was primarily related to capital expenditures for development of real commercial property, acquisition of real commercial property, the opening of new stores and the remodeling of existing stores and other improvements. The decrease in cash used in investing activities from the prior year was primarily due to proceeds from the sale of an existing airplane and less spending on other improvements. The decrease related to proceeds from the sale of an existing airplane was offset in cash flows from operating activities and was a direct result of the completion of a reverse 1031 exchange, as described in Note 4, "Related Party Transactions," to the Condensed Consolidated Financial Statements.

Cash flows from financing activities generally consist of borrowings and repayments related to our short-term and long-term debt. Financing activities provided cash of $22.0 million and $23.8 million for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. The change from the prior year was primarily due to a decrease in short-term borrowings (net of repayments) driven by higher accounts payable in the current year.
Financial Position
Inventory balances were $196.3 million as of May 2, 2015, compared to $188.0 million as of January 31, 2015. The increase in inventory of 4.4% was primarily due to timing of receipts at the end of the first quarter of fiscal 2016. Trade and related party accounts payable balances were $77.7 million as of May 2, 2015, compared to $80.8 million as of January 31, 2015. The derease in trade and related party accounts payable was due to the timing of receipts and related vendor payments for inventory. Accrued expenses were $32.2 million as of May 2, 2015, compared to $38.9 million as of January 31, 2015. The decrease in accrued expenses was primarily due to payment of fiscal 2015 bonuses and the completion of the reverse 1031 exchange described above.
Future Commitments
The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments of the Company at May 2, 2015 (in thousands):

	Payments Due Under Contractual Obligations(1)
	Total	FY 2016	FY 2017	FY 2018	FY 2019	FY 2020	Thereafter
Short-term borrowings(2)	$32,000	$32,000	$—	$—	$—	$—	$—
Industrial revenue bond	3,740	—	3,740	—	—	—	—
PGP Florence, PGP Gardendale and PGP Fayetteville commercial real estate debt	19,953	551	780	815	851	888	16,068
Related party debt(3)	559	26	35	36	462	—	—
Subtotal of debt	56,252	32,577	4,555	851	1,313	888	16,068
Interest(4)	9,084	706	861	816	771	720	5,210
Operating leases(5)	143,592	29,031	34,669	27,789	21,047	14,226	16,830
Capital leases	1,520	373	498	477	172	—	—
Total of obligations	$210,448	$62,687	$40,583	$29,933	$23,303	$15,834	$38,108

(1)
This table excludes any amounts related to the payment of the $0.1 million of income tax uncertainties, as the Company cannot make a reasonable estimate of the periods of cash settlements with the respective taxing authorities.

(2)	Short-term borrowings represent borrowings under the $150.0 million Credit Facility (see Note 8, "Short-term Borrowing and Long-term Debt") that are due in 12 months or less.

(3)	See Note 4, "Related Party Transactions."

(4)	Interest represents interest related to revolver loans, the Bond, the PGP Florence, PGP Gardendale and PGP Fayetteville commercial real estate debt and related party debt.

(5)	Excludes obligations under store leases for insurance, taxes and other maintenance costs.
Guarantees
From time to time, the Company enters into certain types of agreements that require us to indemnify parties against third-party claims. Generally, these agreements relate to: (a) agreements with vendors and suppliers, under which the Company may provide customary indemnification to our vendors and suppliers in respect of actions that they take at our request or otherwise on our behalf, (b) agreements with vendors who publish books or manufacture merchandise specifically for us to indemnify the vendors against trademark and copyright infringement claims concerning the books published or merchandise manufactured on our behalf, (c) real estate leases, under which the Company may agree to indemnify the lessors for claims arising from our use of the property, and (d) agreements with our directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with us. The Company maintains a Directors and Officers Liability Insurance Policy, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by us with respect to our directors and officers up to specified limits and subject to certain deductibles.

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of possible obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities had been recorded for these obligations on the Company’s balance sheet at May 2, 2015 or January 31, 2015, as such potential liabilities were considered not probable at such dates.
Related Party Activities
See Note 4, "Related Party Transactions," to the condensed consolidated financial statements for information regarding related party activities.
Critical Accounting Policies
A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the Securities and Exchange Commission. No changes to these policies have occurred during the thirteen weeks ended May 2, 2015.
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
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

3.2	Amended and Restated By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated August 20, 2009).

31.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of R. Todd Noden, Executive Vice President and Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of R. Todd Noden, Executive Vice President and Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

101	Interactive Data Files for Books-A-Million, Inc.’s Quarterly Report on Form 10-Q for the period ended May 2, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKS-A-MILLION, INC.

Date: June 11, 2015	By:	/s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President (Principal Executive Officer)

Date: June 11, 2015	By:	/s/ R. Todd Noden
R. Todd Noden
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)