Form 10-Q
period 2015-08-01
BOOKS A MILLION INC
filed 2015-09-10
CIK 891919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
________________________
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: August 1, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of September 9, 2015 were 15,409,112 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data and share amounts)
(Unaudited)

	August 1, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8,965	$5,757
Accounts receivable	2,948	3,464
Related party receivables (Note 4)	205	31
Inventories (Note 6)	189,772	187,960
Prepayments and other assets	6,438	6,390
Total current assets	208,328	203,602
Property and equipment:
Gross property and equipment	283,239	281,835
Less accumulated depreciation and amortization	(201,706)	(197,078)
Property and equipment, net	81,533	84,757
Equity method investments (Note 12)	2,284	2,194
Other assets	4,059	3,698
Total assets	$296,204	$294,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$70,557	$74,151
Related party accounts payable (Note 4)	6,639	6,639
Accrued expenses	35,476	38,858
Deferred income taxes (Note 9)	20,179	18,692
Short-term borrowings and current portion of long-term debt (Note 8)	21,164	10,483
Total current liabilities	154,015	148,823
Long-term debt (Note 8)	32,407	23,143
Related party note payable (Note 4 and Note 8)	516	533
Deferred rent	5,537	6,039
Deferred income taxes (Note 9)	—	1,223
Liability for uncertain tax positions	109	106
Long-term capital lease obligation	922	1,120
Total non-current liabilities	39,491	32,164
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 23,457,082 and 23,006,826 shares issued and 15,409,112 and 14,958,856 shares outstanding at August 1, 2015 and January 31, 2015, respectively	235	230
Additional paid-in capital	97,765	96,976
Treasury stock, at cost, 8,047,970 shares repurchased at August 1, 2015 and January 31, 2015	(55,089)	(55,089)
Retained earnings	57,274	68,825
Accumulated other comprehensive income	(7)	(82)
Total Books-A-Million stockholders’ equity	100,178	110,860
Noncontrolling interest	2,520	2,404
Total equity	102,698	113,264
Total liabilities and stockholders’ equity	$296,204	$294,251
See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Revenues
Net sales	$106,762	$107,572	$207,463	$210,730
Other revenue	1,160	712	2,267	1,331
Total revenues	107,922	108,284	209,730	212,061
Cost of products sold, including warehouse distribution and store occupancy costs	77,828	77,374	151,306	152,867
Gross profit	30,094	30,910	58,424	59,194
Operating, selling and administrative expenses	31,177	28,990	60,760	58,354
Depreciation and amortization	3,877	4,353	7,640	8,817
Operating loss	(4,960)	(2,433)	(9,976)	(7,977)
Interest expense, net	626	569	1,173	1,126
Loss before income taxes	(5,586)	(3,002)	(11,149)	(9,103)
Income tax (benefit) expense (Note 9)	142	17	(247)	34
Net loss before equity method investments	(5,728)	(3,019)	(10,902)	(9,137)
Net (loss) income on equity method investments	7	53	(72)	168
Net loss	(5,721)	(2,966)	(10,974)	(8,969)
Less: net income (loss) attributable to noncontrolling interest	88	50	117	(374)
Net loss attributable to Books-A-Million	$(5,809)	$(3,016)	$(11,091)	$(8,595)
Net loss per share attributable to Books-A-Million:
Basic and Diluted
Net loss per common share	$(0.41)	$(0.21)	$(0.78)	$(0.59)
Weighted average number of shares outstanding	14,212	14,234	14,200	14,517
See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net loss	$(5,721)	$(2,966)	$(10,974)	$(8,969)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	46	(2)	74	50
Total other comprehensive income (loss), net of tax	46	(2)	74	50
Total comprehensive loss	(5,675)	(2,968)	(10,900)	(8,919)
Comprehensive income attributable to noncontrolling interest	88	50	117	(374)
Comprehensive loss attributable to Books-A-Million	$(5,763)	$(3,018)	$(11,017)	$(8,545)
See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Cash Flows from Operating Activities:
Net loss	$(10,974)	$(8,969)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,640	8,817
Amortization of debt issuance costs	158	149
Amortization of lease rights	64	68
Stock-based compensation	541	403
Loss on impairment of assets	—	386
Loss on disposal of property and equipment	52	642
Deferred income taxes	(275)	—
Bad debt expense	(28)	(15)
Net loss (income) on equity method investment	72	(168)
(Increase) decrease in assets:
Accounts receivable	544	1,358
Related party receivables	(174)	(174)
Inventories	(1,812)	4,683
Prepayments and other assets	(48)	279
Noncurrent assets	4	(527)
Increase (decrease) in liabilities:
Trade accounts payable	(3,594)	(17,371)
Related party accounts payable	—	3,556
Accrued expenses and deferred rent	(2,874)	(5,015)
Total adjustments	270	(2,929)
Net cash used in operating activities	(10,704)	(11,898)
Cash Flows from Investing Activities:
Capital expenditures	(6,484)	(13,940)
Proceeds from disposal of property and equipment	1,031	557
Acquisition of equity method investment	(88)	—
Net cash used in investing activities	(5,541)	(13,383)
Cash Flows from Financing Activities:
Short-term borrowings	110,191	109,695
Repayments of short-term borrowings	(99,876)	(89,375)
Proceeds from the issuance of long-term debt	10,011	5,000
Debt issuance costs	(63)	—
Principal payments on debt	(380)	(268)
Principal payments on capital lease obligations	(252)	(252)
Proceeds from the issuance of common stock under employee stock purchase plan	53	55
Purchase of treasury stock	—	(2,074)
Dividends paid	(231)	(30)
Net cash provided by financing activities	19,453	22,751
Net increase (decrease) in Cash and Cash Equivalents	3,208	(2,530)
Cash and Cash Equivalents at Beginning of Period	5,757	9,926
Cash and Cash Equivalents at End of Period	$8,965	$7,396
Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$1,004	$873
Net income taxes (refunds)	$545	$(392)
Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$470	$903
See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Books-A-Million, Inc. and its subsidiaries (collectively, the "Company"). The Company consists of Books-A-Million, Inc. and its eleven subsidiaries: American Wholesale Book Company, Inc., booksamillion.com, inc., BAM Card Services, LLC, Preferred Growth Properties, LLC, PGP Florence, LLC, PGP Gardendale, LLC, PGP Fayetteville, LLC, PGP Jacksonville, LLC, Pickering Partners, LLC, PGP Jacksonville TC, LLC and Yogurt Mountain Holding, LLC. All inter-company balances and transactions have been eliminated in the consolidation. For a discussion of the Company’s business segments, see Note 7, "Business Segments."
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain financial information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position, and the results of its operations and cash flows, for the periods presented.
Like many retailers, the Company's retail trade and electronic commerce segments are seasonal, with a large portion of sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. Thus, the quarterly results of operations are not necessarily indicative of annual results.
Certain reclassifications for insignificant amounts are included in this report for prior periods where necessary to conform to the presentation of twenty-six weeks ended August 1, 2015.
Stock-Based Compensation
The Company’s pre-tax compensation cost for stock-based employee compensation was approximately $0.3 million for the thirteen weeks ended August 1, 2015 and approximately $0.2 million for the thirteen weeks ended August 2, 2014. The Company's pre-tax compensation for stock-based employee compensation was approximately $0.5 million and $0.4 million for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively.
2005 Incentive Award Plan
During 2005, the Company adopted and the Company’s stockholders approved the Books-A-Million, Inc. 2005 Incentive Award Plan (as amended, the "2005 Plan"). An aggregate of 3,500,000 shares of common stock may be awarded under the 2005 Plan. From June 1, 2005 through August 1, 2015, equity awards under the 2005 Plan have consisted solely of awards of restricted stock. As of August 1, 2015, the number of shares of common stock reserved for issuance under the 2005 Plan for outstanding stock-based awards was 758,855 shares.

A summary of the status of unvested restricted stock grants to employees and directors under the 2005 Plan for the twenty-six weeks ended August 1, 2015 is as follows (shares in thousands):

	Twenty-Six Weeks Ended August 1, 2015
	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	791	$2.48
Shares granted	459	2.65
Shares vested	(22)	2.69
Shares forfeited	(32)	2.52
Shares at end of period	1,196	$2.54

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s unvested restricted stock participates in any dividends declared and retains voting rights for the granted shares.
Other Information
As of August 1, 2015, the Company had approximately $1.8 million of total unrecognized compensation cost related to unvested awards granted under the 2005 Plan, which it expects to recognize over the following fiscal years:

Fiscal Year	Unrecognized Stock-Based Compensation Expense (in thousands)
2016	$644
2017	844
2018	277
2019	4
Total	$1,769
The Company maintains an employee stock purchase plan (as amended, the "Amended and Restated Employee Stock Purchase Plan") under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. Since its inception, an aggregate total of 600,000 shares have been made available for issuance under the Amended and Restated Employee Stock Purchase Plan. As of August 1, 2015, 499,231 shares have been issued. The Company received cash proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during each of the twenty-six weeks ended August 1, 2015 and August 2, 2014 of $0.1 million. The impact of these cash receipts is included in financing activities in the accompanying condensed consolidated statements of cash flows.
2. Adoption of New Accounting Standards

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 will make changes to both the variable interest model and the voting model. This standard will affect all reporting entities that have variable interests in other legal entities. In some cases, consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that are not currently considered variable interest entities ("VIEs") but will be considered VIEs under the new guidance, provided that they have a variable interest in those VIEs. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption or apply the amendments retrospectively. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). This update was issued as part of an initiative to reduce complexity in accounting standards. To simplify the presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with that of a debt discount. Guidance states that debt issuance costs are similar to debt discount and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Debt issuance costs are not assets because they provide no future economic benefit. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. A reporting entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.

3. Net Loss Per Common Share

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
For the thirteen and twenty-six week periods ended August 1, 2015 and August 2, 2014, certain share based payments were outstanding but were excluded from the computation of diluted weighted average shares outstanding because their effect would have been anti-dilutive due to the net loss in all periods presented.
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
The Company purchases a portion of its in-store merchandise from a subsidiary of Anderson Media Corporation ("Anderson Media"), an affiliate of the Company through common ownership. During the twenty-six weeks ended August 1, 2015 and August 2, 2014, purchases of these items from Anderson Media totaled $7.2 million and $11.1 million, respectively. Amounts payable to Anderson Media at both August 1, 2015 and January 31, 2015 were $6.2 million. Amounts receivable from Anderson Media related to retail display allowances and shipping costs as of August 1, 2015 and January 31, 2015 were $0.2 million and $0.1 million, respectively. The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. ("Anderson Press"), an affiliate of the Company through common ownership. During each of the twenty-six weeks ended August 1, 2015 and August 2, 2014, such purchases from Anderson Press totaled $0.3 million. Amounts payable to Anderson Press at August 1, 2015 and January 31, 2015 were $0.1 million. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD ("Anco Far East"), an affiliate of the Company through common ownership. The total amount paid to Anco Far East was $1.0 million and $0.4 million during the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively. These amounts paid to Anco Far East included the actual cost of the product, as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $71 thousand and $30 thousand during the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively. Amounts payable to Anco Far East were $0.1 million at August 1, 2015 and January 31, 2015.
The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. During the twenty-six weeks ended August 1, 2015 and August 2, 2014, the Company paid rent of $0.1 million to the trust under this lease. Anderson & Anderson LLC ("A&A"), an affiliate of the Company through common ownership, also leases two buildings to the Company. The Company’s leases with A&A expire on February 28, 2017. During each of the twenty-six weeks ended August 1, 2015 and August 2, 2014, the Company paid A&A a total of $0.2 million in connection with such leases. The total of minimum future rental payments under all of these related party leases was $1.8 million at August 1, 2015. The Company also subleases a portion of its leased corporate office space in Birmingham, Alabama to Anderson Growth Partners, LLC ("Anderson Growth Partners"), an affiliate of the Company through common ownership. The sublease with Anderson Growth Partners will expire on May 23, 2020. During the twenty-six weeks ended August 1, 2015 and August 2, 2014, the Company received approximately $50 thousand in rental payments from Anderson Growth Partners. The total of minimum future rental payments to the Company under this lease was $0.5 million at August 1, 2015.
The Company leases property to Hibbett Sports, Inc. ("Hibbett"), a sporting goods retailer in the United States. The Company’s lease on the property with Hibbett expires in February 2017. Terrance G. Finley, Chief Executive Officer and President of the Company, is a member of Hibbett’s Board of Directors. During each of the twenty-six weeks ended August 1, 2015 and August 2, 2014, the Company received $56 thousand in rent payments from Hibbett. The total of minimum future rental payments under this related party lease was $0.2 million at August 1, 2015.
Until December 2014, the Company, A&A, American Promotional Events, Inc., Anderson Growth Partners and Anderson Press (collectively the "Co-ownership Group") co-owned two airplanes that were used by the Company in its business, with the Company owning a 19.7% interest in these airplanes. During the twenty-six weeks ended August 2, 2014, the Company was billed $0.2 million by the Co-ownership Group under a cost sharing arrangement for the Company’s use of the airplanes. In conjunction with the acquisition of one of the previously mentioned airplanes, on July 31, 2013, the Company,

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

along with other members of the Co-ownership Group, entered into a promissory note with Aircraft SPE 2013, LLC for the purpose of repaying the indebtedness incurred by Aircraft SPE 2013, LLC for the acquisition of the airplane. The original principal amount of the Company’s note was $0.6 million, which matures on September 1, 2018, and the outstanding balance as of August 1, 2015 was approximately $550 thousand. The note bears interest equal to the thirty-day LIBOR rate plus 2.75%. The Company is required to make periodic payments of principal and interest over the term of the loan, with interest calculated as if the loan were outstanding over a 15 years term, with a balloon payment for any remaining principal and interest balance at the September 1, 2018 maturity date. In December 2014, the Co-ownership Group determined to sell the two airplanes. One was sold by the Co-ownership Group in December 2014, and the second was sold in March 2015. On January 26, 2015, the Co-ownership Group entered into a reverse 1031 exchange transaction, whereby the Co-ownership Group used the airplane sale proceeds and additional proceeds contributed by A&A to purchase a new airplane. As a result of the completion of the 1031 exchange, the Company now owns a 20.9% interest in the new airplane. During the twenty-six weeks ended August 1, 2015, the Company was billed $0.1 million by the Co-ownership Group under a cost sharing arrangement for the Company's use of the new airplane. The expenses that the Company pays for airplane use cover all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs.
The Company and Anco Far East have equity interests in That Company Called IF, Limited ("IF") of 25% and 45%, respectively. See Note 12, "Equity Method Investments," for additional information regarding the Company’s investment in IF. During the twenty-six weeks ended August 1, 2015 and August 2, 2014, the Company purchased items from IF in the amount of $0.5 million and $0.1 million, respectively. The Company had amounts payable to IF of $0.1 million at both August 1, 2015 and January 31, 2015.
During the fiscal 2014, the Company sold 100 units of limited liability company interest of its Preferred Growth Properties, LLC ("PGP") subsidiary to four investors, three of whom serve as executive officers of the Company, Terrance G. Finley, Chief Executive Officer and President, R. Todd Noden, Executive Vice President and Chief Financial Officer, and James F. Turner, Executive Vice President/Real Estate and Business Development. The units were valued at $10,000 each. Mr. Finley purchased 40 units for $0.4 million, 20 units were purchased by Mr. Noden for $0.2 million, 20 units were purchased by Mr. Turner for $0.2 million, and 20 units were purchased by a non-executive employee for $0.2 million. The 100 units equated to a 5.1% interest in PGP, with the Company owning the remaining 94.9% of PGP units. The equity of PGP owned by the four investors is presented as a component of noncontrolling interest within the condensed consolidated financial statements. During the twenty-six weeks ended August 1, 2015, a $30 thousand dividend was paid to PGP unit holders collectively, representing dividends for the first and second quarters of fiscal 2016. The Company also had dividends payable to the related party investors in the aggregate amount of $30 thousand at August 1, 2015.
5. Commitments and Contingencies
The Company is a party to various legal proceedings incidental to its business. The Company accrues for costs related to these matters when a loss is probable and the amount of the ultimate liability can be reasonably estimated. In the opinion of management, after consultation with legal counsel, there were no matters that required an accrual as of August 1, 2015 or January 31, 2015, nor were there any asserted or unasserted claims for which material losses are reasonably possible.
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
The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of possible obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet at August 1, 2015 or January 31, 2015, as such potential liabilities were not probable at such dates.
6. Inventories
The Company utilizes the last-in, first-out ("LIFO") method of accounting for inventories. An actual valuation under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. The cumulative difference between the first-in, first-out ("FIFO") cost and the stated LIFO cost was $4.8 million and $4.6 million as of August 1, 2015 and January 31, 2015, respectively. Inventory balances at August 1, 2015 and January 31, 2015 were as follows (dollars in thousands):

	August 1, 2015	January 31, 2015
Inventories (at FIFO)	$194,572	$192,605
LIFO reserve	(4,800)	(4,645)
Net inventories	$189,772	$187,960
7. Business Segments
The Company has three reportable operating segments: retail trade; electronic commerce trade; and real estate development and management. These reportable operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The chief operating decision makers of the Company are the Company’s Executive Chairman and the Company's Chief Executive Officer and President.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Segment Information (in thousands)
Total Revenues
Retail Trade	$105,655	$106,324	$205,042	$208,177
Electronic Commerce Trade	4,255	4,402	9,024	9,322
Real Estate Development and Management	1,144	678	2,275	1,316
Intersegment Sales Elimination	(3,132)	(3,120)	(6,611)	(6,754)
Total Revenues	$107,922	$108,284	$209,730	$212,061
Operating Gain (Loss)
Retail Trade	$(5,474)	$(4,072)	$(10,826)	$(8,368)
Electronic Commerce Trade	120	417	127	227
Real Estate Development and Management	579	313	1,131	602
Intersegment Elimination of Certain Costs	(185)	909	(408)	(438)
Total Operating Loss	$(4,960)	$(2,433)	$(9,976)	$(7,977)

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	August 1, 2015	January 31, 2015
Assets
Retail Trade	$250,576	$252,546
Electronic Commerce Trade	1,008	1,043
Real Estate Development and Management	44,620	40,662
Total Assets	$296,204	$294,251
A reconciliation of operating loss from reportable segments to loss from continuing operations before income taxes in the condensed consolidated financial statements is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Reportable segments operating loss	$(4,960)	$(2,433)	$(9,976)	$(7,977)
Interest expense, net	626	569	1,173	1,126
Consolidated loss before income taxes	$(5,586)	$(3,002)	$(11,149)	$(9,103)
For the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively, sales by merchandise category related to our retail trade and electronic commerce trade segments, as a percentage of total net sales, were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Books and magazines	69.7%	71.6%	69.0%	71.2%
General merchandise	14.2%	12.4%	14.7%	12.6%
Café and yogurt	5.8%	5.7%	5.7%	5.7%
Electronics, eBooks and accessories	1.2%	1.2%	1.2%	1.2%
Media	4.6%	4.1%	4.9%	4.1%
Other	4.5%	5.0%	4.5%	5.2%
Total	100.0%	100.0%	100.0%	100.0%
General merchandise consists of gifts, cards, games, toys, collectibles and similar types of products. Café and yogurt consists of coffee, tea, yogurt and other edible products, as well as gift items related to our Joe Muggs cafés. Media includes music, videos and software.

8. Short-term Borrowing and Long-term Debt
The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. On March 21, 2011, the Company entered into a credit agreement (the "Credit Agreement") for a revolving credit facility (the "Credit Facility") with Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which was originally scheduled to mature on March 21, 2016. On June 28, 2013, the Company entered into an Amended and Restated Credit Agreement with Bank of America whereby the parties agreed, among other things, (i) to extend the maturity date of the Credit Agreement to June 27, 2018, (ii) to lower the applicable margin to 1.50% - 2.00% for LIBOR loans and 0.50% - 1.00% on prime rate loans, and (iii) to lower the fee imposed on the unused portion of the loan to 0.25%. As of August 1, 2015, the maximum principal amount available under the Credit Facility was $115.5 million, based on the calculated borrowing base availability at that time. Interest on borrowings under the Credit Facility is determined based upon the LIBOR rate plus an applicable margin (as specified in the Amended and Restated Credit Agreement). Pursuant to the Amended and Restated Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company. Under the Amended and Restated Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit. The obligations of the Company under the Amended and Restated Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders. Additionally, the

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amended and Restated Credit Agreement contains certain non-financial covenants. The Company was in compliance with these covenants at August 1, 2015.
As of August 1, 2015, there were outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) of $20.1 million, which bear interest at variable rates (with a weighted average of 1.65% as of August 1, 2015 based on the 7-day LIBOR rate plus the applicable margin as of such date). The Company had $9.8 million in borrowings outstanding under the Credit Facility (excluding the face amount of letters of credit issued thereunder) as of January 31, 2015. The face amount of letters of credit issued under the Credit Facility as of both August 1, 2015 and January 31, 2015 was $5.6 million. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the twenty-six weeks ended August 1, 2015 were $40.0 million and $48.5 million, respectively.
During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the "Bond"). As of both August 1, 2015 and January 31, 2015, there was $3.7 million outstanding under the Bond, which bears interest at a variable rate. The interest rate on the Bond was 1.25% at both August 1, 2015 and January 31, 2015. The Bond is held by Wells Fargo Bank, National Association ("Wells Fargo"). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the Company’s subsidiary, American Wholesale Book Company, Inc. ("American Wholesale"), and Wells Fargo agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including booksamillion.com, inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally, and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which was $3.7 million and included in the aggregate letters of credit mentioned above as of August 1, 2015, for the benefit of Wells Fargo. The Company is obligated to repurchase the Bond on March 13, 2016, unless Wells Fargo exercises the option to extend the Bond’s maturity date up to December 1, 2019.
On July 18, 2013, the Company, through its subsidiary PGP Florence, LLC ("PGP Florence"), entered into a $12.6 million loan agreement for the purpose of financing PGP Florence's real estate development and leasing operations. The loan matures on August 1, 2033 and bears a fixed interest rate of 4.0%. The Company is required to make periodic payments of principal and interest over the term of the loan. The loan is secured by PGP Florence's real estate property, the Renaissance City Center located in Florence, Alabama. The loan agreement contains certain non-financial covenants. The Company was in compliance with these covenants at August 1, 2015. As of August 1, 2015, the outstanding balance of the loan was $11.7 million, of which $0.5 million was classified as short-term borrowings.

On May 30, 2014, PGP Gardendale, LLC, a subsidiary of the Company ("PGP Gardendale"), entered into a $17.3 million loan agreement for the purpose of financing PGP Gardendale's real estate development and leasing operations. The loan is funded in increments with a first funding, as of May 30, 2014, in the principal amount of $5.0 million. The loan included a Holdback Agreement that provided for additional funding up to $12.3 million based on the scope of the project. During the quarter ended November 1, 2014, the scope of the project was revised to qualify for the Reduced Holdback Amount of $10.0 million. The second funding from the Holdback Agreement was funded on May 19, 2015 increasing the total principal amount by $10.0 million to $15.0 million. The loan matures on June 1, 2034 and bears a fixed interest rate of 5.0%. The Company is required to make periodic payments of principal and interest over the term of the loan beginning on July 1, 2015. The loan is secured by PGP Gardendale’s real estate property, the Magnolia City Place located in Gardendale, Alabama. As of August 1, 2015, the outstanding balance of the loan was $14.9 million, of which $0.5 million was classified as short-term borrowings.

On August 18, 2014, PGP Fayetteville, LLC ("PGP Fayetteville"), a wholly owned subsidiary of the Company, entered into a $3.2 million loan agreement for the purpose of financing PGP Fayetteville's real estate development and leasing operations. The loan matures on September 1, 2029 and bears a fixed interest rate of 4.625%. The Company is required to make periodic payments of principal and interest over the term of the loan beginning on October 1, 2014. The loan is secured by PGP Fayetteville’s real estate property, the La Fayette City Place located in Fayetteville, North Carolina. As of August 1, 2015, the outstanding balance of the loan was $3.1 million, of which $0.2 million was classified as short-term borrowings.

9. Income Taxes

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s income tax (expense) benefit during the thirteen and twenty-six week periods ended August 1, 2015 were $(0.1) million and $0.2 million, respectively, on a pre-tax loss from continuing operations of $5.6 million and $11.1 million, respectively, representing an effective tax rate of (2.5)% and 2.2%, respectively. In comparison, the Company’s income tax expense during the thirteen-week and twenty-six week periods ended August 2, 2014 was $17 thousand and $34 thousand on a pre-tax loss from continuing operations of $3.0 million and $9.0 million, respectively, representing an effective tax rate of (0.6)% and (0.4)%, respectively.
The effective tax rate of (2.5)% during the thirteen-week period ended August 1, 2015 primarily resulted from adjustments to tax depreciation deductions in prior periods. The effective tax rate of 2.2% during the twenty-six week period ended August 1, 2015 primarily resulted from the benefit associated with an available net operating loss carryback, partially offset by adjustments to tax depreciation deductions in prior periods. No income tax benefit was recognized for net increases in deferred tax assets in either period because the valuation allowance against the Company’s deferred tax assets was increased by $1.7 million and $3.6 million, respectively, in the thirteen and twenty-six week periods ended August 1, 2015. Such increases in the valuation allowance resulted in a full valuation allowance against net deferred tax assets at August 1, 2015 (exclusive of a deferred tax liability with an indefinite reversal pattern). A full valuation allowance was established because the Company has determined, based on the weight of all available positive and negative evidence, that it is not more likely than not that such deferred assets will be realized in the future.

The effective tax rate of (0.6)% and (0.4)% during the thirteen and twenty-six-week periods ended August 2, 2014, respectively, primarily resulted from state income tax expense. No income tax benefit was recognized for net increases in deferred tax assets during these periods because the valuation allowance against the Company’s deferred tax assets was increased by $0.7 million and $3.0 million in the thirteen and twenty-six-week periods ended August 2, 2014, respectively. Such increases in the valuation allowance resulted in a full valuation allowance against net deferred tax assets, except for a deferred tax asset of approximately $0.9 million at August 2, 2014 associated with an increase in a deferred tax liability with an indefinite reversal pattern accounted for as a discrete item in the Company’s tax provision. The valuation allowance was increased because the Company has determined, based on the weight of all available positive and negative evidence, that it was not more likely than not that such deferred assets will be realized in the future.
The Company is subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to fiscal 2012. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years prior to fiscal 2011.
As of August 1, 2015, the gross amount of unrecognized tax benefits, inclusive of estimated interest and penalties, due to uncertain tax positions was $0.1 million, all of which would affect the effective tax rate if recognized. The Company recognizes accrued estimated interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $60,000 in estimated interest and penalties related to unrecognized tax benefits accrued as of August 1, 2015.
10. Fair Value Measurements
The carrying amounts of other financial instruments reported on the balance sheet for current assets and current liabilities, excluding our short-term borrowings consisting of amounts outstanding under the Credit Facility as discussed below, approximate their fair values because of the short maturity of these instruments.
At August 1, 2015, there was $20.1 million outstanding under the Credit Facility (excluding the face amount of letters of credit issued under the Amended and Restated Credit Agreement), $11.7 million outstanding under the PGP Florence commercial real estate debt, $14.9 million outstanding under the PGP Gardendale commercial real estate debt, $3.1 million outstanding under the PGP Fayetteville commercial real estate debt, $0.6 million outstanding in related party debt and $3.7 million outstanding under the Bond. Fair value approximates the carrying amount for the Credit Facility, the Bond and the related party debt, as the variable interest rates re-price frequently at observable current market rates, and as such their fair values are categorized as Level 2 (quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active) within the fair value hierarchy. The PGP Florence commercial real estate debt, the PGP Gardendale commercial real estate debt and the PGP Fayetteville commercial real estate debt had estimated fair values of $11.4 million, $15.3 million and $3.1 million, respectively, at August 1, 2015. These estimated fair values are based on similar transactions and yields in an active market for similarly rated debt, thus categorized as Level 2 within the fair value hierarchy.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Gift Card Revenue Recognition
The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote based on historical trends (gift card breakage), and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Breakage income for each of the thirteen weeks ended August 1, 2015 and August 2, 2014 was $0.2 million and $0.3 million, respectively. Breakage income for each of the twenty-six weeks ended August 1, 2015 and August 2, 2014 was $0.3 million and $0.4 million, respectively.
12. Equity Method Investments
The Company holds a 25% equity method investment in IF. IF is an established trade gift supplier of innovative gifts and book accessories to retailers in over 70 countries worldwide. The Company acquired its interest in IF for $1.8 million in April 2013. IF is a separate and distinct legal entity from the Company and has separate assets, liabilities and operations. The other ownership interests in IF of 45% and 30% are owned by Anco Far East and the principals of IF, respectively.
13. Variable Interest Entities
The Company increased its ownership percentage in Yogurt Mountain on December 23, 2014 from 50% to 50.1%, with the remaining 49.9% ownership held by Anderson Private Capital Partners I, L.P. On July 19, 2013, the Company increased its ownership from 40% to 50%. Prior to July 19, 2013, the Company accounted for this investment as an equity method investment. From July 19, 2013 to December 23, 2014, the company accounted for this investment as a VIE. Subsequent to December 23, 2014, the Company has also accounted for this investment as a voting interest entity. As both a VIE and a voting interest entity, the Company has consolidated Yogurt Mountain in its results of operations.
    The Company’s investment in Yogurt Mountain totaled approximately $2.9 million for the twenty-six weeks ended August 1, 2015, representing the Company’s maximum exposures to loss. The assets and liabilities of Yogurt Mountain were not material to the Company’s consolidated financial statements. Creditors of Yogurt Mountain do not have recourse against the general credit of the Company.

14. Subsequent Events

In connection with the preparation of its financial statements for the thirteen weeks ended August 1, 2015, the Company has evaluated events that occurred subsequent to August 1, 2015 through the date on which these financial statements were available to be issued to determine whether any of these events required disclosure in the financial statements. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

15. Accumulated Other Comprehensive Income
The following table presents the changes in accumulated other comprehensive income by component for the twenty-six weeks ended August 1, 2015 and August 2, 2014, net of tax (in thousands).

	Foreign Currency Translation Adjustment August 1, 2015	Foreign Currency Translation Adjustment August 2, 2014
Beginning balance	$(82)	$104
Other comprehensive income before reclassifications	74	50
Net current period other comprehensive income	74	50
Ending balance	$(8)	$154

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the outcome and effects of the proposed merger; the competitive environment in the book retail industry in general and in the Company's specific market areas; inflation or deflation; economic conditions in general and in the Company's specific market areas, including the length of time that the United States economy remains in the current state of limited economic growth; the number of store openings and closings; the profitability of certain product lines and business segments, capital expenditures and future liquidity; liability and other claims asserted against the Company; the impact of electronic books and e-content; uncertainties related to the Internet and the Company's Internet operations; the successful development of the properties held by the Company in connection with the Company’s real estate development and management segment and the Company’s ability to lease these properties; and the factors described in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q and in Part I, Item 1A, "Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Please refer to the Company’s annual, quarterly and periodic reports on file with the Securities and Exchange Commission (the "SEC") for a more detailed discussion of these and other risks that could cause results to differ materially. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.
General
The Company, founded in 1917, is principally a retailer of books, media and general merchandise through both its physical operations and its online store, booksamillion.com. As of August 1, 2015, the Company operated 256 retail book stores, including 193 superstores, concentrated in the eastern United States. Also included in the Company’s retail operations is the operation of Yogurt Mountain, a retailer and franchiser of self-serve frozen yogurt stores with 42 locations. The Company also develops, leases and manages commercial retail real estate. Currently, the Company owns and operates four shopping centers located in Florence, Alabama, Gardendale, Alabama, Fayetteville, North Carolina and Jacksonville, Florida, comprised of an aggregate total of 366,000 square feet.
The Company has three reportable operating segments: retail trade; electronic commerce trade; and real estate development and management. The Company's retail strategy consists of expanding product offerings and opening stores in new and existing market areas. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats. From August 2, 2014 to August 1, 2015, the Company opened 11 stores, closed 12 stores, converted 1 store and relocated 1 store, with the overall effect of the store count staying flat. The strategy of our electronic commerce trade segment focuses on expanding the Company’s product offerings and increasing traffic to the Company’s online website through effective marketing programs and promotional activities. Our real estate strategy consists of developing and managing commercial retail real estate to generate rental income.
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

On July 13, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Family Merger Sub, Inc., a Delaware corporation (“Sub”), and Family Acquisition Holdings, Inc., a Delaware corporation (“Parent”), which was formed by Clyde B. Anderson, Executive Chairman of the Company, and certain family members and related parties of Mr. Anderson. The Merger Agreement provides that Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Following the Merger, all of the common stock of Parent will be owned by Clyde B. Anderson, the Executive Chairman of the Company, Terrence C. Anderson, who is a director of the Company, certain family members and related parties of Mr. Anderson and certain members of the Company’s management who have agreed to contribute shares of the Company's common stock to Parent (which parties are collectively referred to as the “Purchaser Group”). As more fully described in the Company's Current Report on Form 8-K filed with the SEC on July 14, 2015 and in the proxy statement on Schedule 14A filed with the SEC on August 21, 2015, at the effective time of the Merger, each issued and outstanding share of the Company, other than shares owned by the Company, Sub and Parent (which will include at the effective time of the Merger all shares currently held by the members of the Purchaser Group) and holders who have properly exercised appraisal rights under Delaware law, will be converted into the right to receive $3.25 per share, in cash, without interest and subject to any withholding taxes. The consummation of the Merger is subject to customary conditions, and is further conditioned on the favorable vote of (1) a majority of the aggregate voting power of the issued and outstanding shares of the Company's common stock and (2) the holders of a majority of outstanding shares of the Company's common stock not beneficially owned by Parent, Sub, any member of the Purchaser Group and any officer of the Company determined in accordance with Section 16(a) of the Exchange Act. For more information on the proposed transaction, see the description of the proposed transaction included in the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2015 and in the proxy statement on Schedule 14A filed with the SEC on August 21, 2015, and the information contained in the exhibits to such filings.
Results of Operations
Total revenue
The following table sets forth net revenue data by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1, 2015	% of Revenue	August 2, 2014	% of Revenue	August 1, 2015	% of Revenue	August 2, 2014	% of Revenue
Retail Trade	$105,655	97.9%	$106,324	98.2%	$205,042	97.8%	$208,177	98.2%
Electronic Commerce Trade	4,255	3.9%	4,402	4.1%	9,024	4.3%	9,322	4.4%
Real Estate Development and Management	1,144	1.1%	678	0.6%	2,275	1.1%	1,316	0.6%
Intersegment Sales Elimination	(3,132)	(2.9)%	(3,120)	(2.9)%	(6,611)	(3.2)%	(6,754)	(3.2)%
Total Revenues	$107,922	100.0%	$108,284	100.0%	$209,730	100.0%	$212,061	100.0%
During the thirteen weeks ended August 1, 2015, total revenue decreased $0.4 million, or 0.4%, to $107.9 million from $108.3 million during the thirteen weeks ended August 2, 2014, including a comparable store sales decrease of 0.3%. During the twenty-six weeks ended August 1, 2015, total revenue decrease $2.4 million, or 1.1%, to $209.7 million from $212.1 million during the twenty-six weeks ended August 2, 2014, including a comparable store sales decrease of 0.6%. The changes by segments were as follows:

•
Retail trade revenue for the thirteen weeks ended August 1, 2015 decreased $0.6 million, or 0.6%, to $105.7 million from $106.3 million during the same period a year ago and accounted for 97.9% of the Company’s total revenue. The decrease was primarily due to a decrease in sales at comparable stores as noted above. The decrease in comparable store sales for the thirteen week period ended August 1, 2015 was primarily due to decreased sales in our core book and magazine departments, partially offset by sales increases in our general merchandise and café departments. Retail trade revenue for the twenty-six weeks ended August 1, 2015 decreased $3.2 million, or 1.5%, to $205.0 million from $208.2 million during the same period a year ago and accounted for 97.8% of the Company's total revenue. The decrease was primarily due to a decrease in sales at comparable stores as noted above. The decrease in comparable store sales for the twenty-six week period ended August 1, 2015 was primarily due to decreased sales in our core book departments and magazine departments, partially offset by sales increases in our general merchandise and café departments.

•
Electronic commerce trade revenue for the thirteen weeks ended August 1, 2015 decreased $0.1 million, or 2.3%, to $4.3 million from $4.4 million during the same period a year ago and accounted for 3.9% of the Company’s total revenue. Electronic commerce trade revenue for the twenty-six weeks ended August 1, 2015 decreased $0.3 million to $9.0 million from $9.3 million during the same period a year ago and accounted for 4.3% of the Company's total revenue. The decrease in both the thirteen and twenty-six week periods was due primarily to decreases in traditional internet book sales.

•
Real estate development and management revenue for the thirteen weeks ended August 1, 2015 increased $0.4 million, or 57.1%, to $1.1 million from $0.7 million during the same period a year ago and accounted for 1.1% of the Company’s total revenue. Real estate development and management revenue for the twenty-six weeks ended August 1, 2015 increased $1.0 million to $2.3 million from $1.3 million during the same period a year ago and accounted for 1.1% of the Company's total revenue. The increase during these periods was primarily due to an increase in rental revenue as a result of the Company's purchase of a shopping center in Fayetteville, North Carolina in the first quarter of fiscal 2015, the purchase of a shopping center in Jacksonville, Florida in the second quarter of fiscal 2015 and the completion of development activities and collection of rents from the anchor tenant in the Company's Gardendale, Alabama shopping center.

•	The intersegment sales elimination primarily represents sales from retail trade to electronic commerce trade and other revenue from retail trade to real estate development and management.
Gross profit
The following table sets forth gross profit data by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1, 2015	% of Revenue	August 2, 2014	% of Revenue	August 1, 2015	% of Revenue	August 2, 2014	% of Revenue
Retail Trade	$28,541	27.0%	$29,964	28.2%	$55,419	27.0%	$57,361	27.6%
Electronic Commerce Trade	757	17.8%	584	13.3%	1,476	16.4%	1,162	12.5%
Real Estate Development and Management	952	83.2%	576	85.0%	1,888	83.0%	1,109	84.3%
Intersegment Sales Elimination	(156)	5.0%	(214)	6.9%	(359)	5.4%	(438)	6.5%
Gross Profit	$30,094	27.9%	$30,910	28.5%	$58,424	27.9%	$59,194	27.9%
During the thirteen weeks ended August 1, 2015, total gross profit decreased $0.8 million to $30.1 million from $30.9 million in the thirteen weeks ended August 2, 2014. For the thirteen weeks ended August 1, 2015, gross profit as a percentage of revenue decreased to 27.9% from 28.5% during the same period a year ago. During the twenty-six weeks ended August 1, 2015, total gross profit decreased $0.8 million to $58.4 million from $59.2 million in the twenty-six weeks ended August 2, 2014. For the twenty-six weeks ended August 1, 2015, gross profit as a percentage of revenue was unchanged versus the same period a year ago. The changes by segments were as follows:

•
Retail trade gross profit for the thirteen weeks ended August 1, 2015 decreased $1.5 million, or 5.0%, to $28.5 million from $30.0 million during the same period a year ago. For the thirteen weeks ended August 1, 2015, retail trade gross profit as a percentage of revenue decreased to 27.0% from 28.2% during the same period a year ago. The decrease in gross profit rate was a result of higher discounts and markdowns on books and general merchandise products. Retail trade gross profit for the twenty-six weeks ended August 1, 2015 decreased $2.0 million, or 3.5%, to $55.4 million from $57.4 million during the same period a year ago. For the twenty-six weeks ended August 1, 2015, retail trade gross profit as a percentage of revenue decreased to 27.0% from 27.6% during the same period a year ago. The decrease in gross profit rate was a result of higher discounts and gross margin adjustments and the impact of lower leverage on occupancy and warehouse operating costs due to lower sales.

•
Electronic commerce trade gross profit for the thirteen weeks ended August 1, 2015 increased $0.2 million, or 33.3%, to $0.8 million from $0.6 million during the same period a year ago. Electronic commerce trade gross profit as a percentage of revenue increased to 17.8% from 13.3% during the same period a year ago. Electronic commerce trade gross profit for the twenty-six weeks ended August 1, 2015 increased $0.3 million, or 25.0%, to $1.5 million from $1.2 million during the same period a year ago. Electronic commerce trade gross profit as a percentage of revenue increased to 16.4% from 12.5% during the same period a year ago.The increase in gross profit as a percentage of revenue for these periods was due to lower shipping costs and lower discounts.

•
Real estate development and management gross profit for the thirteen weeks ended August 1, 2015 increased $0.4 million, or 66.7%, to $1.0 million from $0.6 million during the same period a year ago. Real estate development and management gross profit for the twenty-six weeks ended August 1, 2015 increased $0.8 million, or 72.7%, to $1.9 million from $1.1 million during the same period a year ago. The increase in gross profit was due to a net increase in revenue (as discussed above).

Operating, selling and administrative expenses
The following table sets forth operating, selling and administrative expense data for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1, 2015	% of Revenue	August 2, 2014	% of Revenue	August 1, 2015	% of Revenue	August 2, 2014	% of Revenue
Operating, selling and administrative expenses	$31,177	28.9%	$28,990	26.8%	$60,760	29.0%	$58,354	27.5%
Operating, selling and administrative expenses were $31.2 million for the thirteen weeks ended August 1, 2015, compared to $29.0 million during the same period last year, an increase of 7.6%. Operating, selling and administrative expenses were $60.8 million for the thirteen weeks ended August 1, 2015, compared to $58.4 million during the same period last year, an increase of 4.1%. The increase in operating, selling and administrative expenses for both of these periods was primarily due to higher professional and legal fees and retail payroll expenses.

Depreciation and amortization
The following table sets forth depreciation and amortization data by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1, 2015	% of Revenue	August 2, 2014	% of Revenue	August 1, 2015	% of Revenue	August 2, 2014	% of Revenue
Retail Trade	$3,647	3.5%	$4,129	3.9%	$7,144	3.5%	$8,375	4.0%
Electronic Commerce Trade	41	1.0%	73	1.7%	86	1.0%	152	1.6%
Real Estate Development and Management	189	16.5%	151	22.3%	410	18.0%	290	22.0%
Depreciation and amortization	$3,877	3.6%	$4,353	4.0%	$7,640	3.6%	$8,817	4.2%
Depreciation and amortization expense was $3.9 million for the thirteen weeks ended August 1, 2015, compared to $4.4 million for the thirteen weeks ended August 2, 2014. The decrease was primarily due to capital spending on longer-life building property in our real estate segment that has resulted in lower depreciation and amortization expense compared to the same period last year. Depreciation and amortization expense as a percentage of net revenue for the thirteen weeks ended August 1, 2015 and August 2, 2014 totaled 3.6% and 4.0%, respectively. Depreciation and amortization expense was $7.6 million for the twenty-six weeks ended August 1, 2015, compared to $8.8 million for the twenty-six weeks ended August 2, 2014. The decrease was primarily due to capital spending on longer-life building property in our real estate segment that has resulted in lower depreciation and amortization expense compared to the same period last year. Depreciation and amortization expense as a percentage of net revenue for the twenty-six weeks ended August 1, 2015 and August 2, 2014 totaled 3.6% and 4.2%, respectively.

Operating loss
The following table sets forth operating loss from continuing operations by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1, 2015	% of Revenue	August 2, 2014	% of Revenue	August 1, 2015	% of Revenue	August 2, 2014	% of Revenue
Retail Trade	$(5,474)	(5.2)%	$(4,072)	(3.8)%	$(10,826)	(5.3)%	$(8,368)	(4.0)%
Electronic Commerce Trade	120	2.8%	417	9.5%	127	1.4%	227	2.4%
Real Estate Development and Management	579	50.6%	313	46.2%	1,131	49.7%	602	45.7%
Intersegment Sales Elimination	(185)	5.9%	909	(29.1)%	(408)	6.2%	(438)	6.5%
Operating loss	$(4,960)	(4.6)%	$(2,433)	(2.2)%	$(9,976)	(4.8)%	$(7,977)	(3.8)%
The Company’s consolidated operating loss from continuing operations for the thirteen weeks ended August 1, 2015 increased $2.6 million, or 108.3%, to an operating loss of $5.0 million from $2.4 million for the same period a year ago. The Company's consolidated operating loss from continuing operations for the twenty-six weeks ended August 1, 2015 increased $2.0 million, or 25.0%, to an operating loss of $10.0 million from $8.0 million for the same period a year ago. The increase in operating loss for these periods was primarily due to higher selling and administrative expenses related primarily to an increase in professional fees and legal fees and higher store labor costs. These amounts were partially offset by additional income in the real estate development and management segment from higher revenue and a reduction in depreciation expense.
Interest expense, net
The following table sets forth interest expense data for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1, 2015	% of Revenue	August 2, 2014	% of Revenue	August 1, 2015	% of Revenue	August 2, 2014	% of Revenue
Interest expense	$626	0.6%	$569	0.5%	$1,173	0.6%	$1,126	0.5%
Net interest expense was $0.6 million, or 0.6% of net revenue, for the thirteen weeks ended August 1, 2015 and $1.2 million, or 0.6% of net revenue, for the twenty-six weeks ended August 1, 2015, which results were essentially unchanged as compared to the same periods last year.
Income tax expense (benefit)
The following table sets forth income tax expense (benefit) data for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1, 2015	% of Revenue	August 2, 2014	% of Revenue	August 1, 2015	% of Revenue	August 2, 2014	% of Revenue
Income tax expense (benefit)	$142	0.1%	$17	—%	$(247)	(0.1)%	$34	—%
Income tax expense was $0.1 million, or 0.1% of net revenue, for the thirteen weeks ended August 1, 2015, compared to an income tax expense of $17 thousand, or 0.0% of net revenue, for the same period last year. The increase in income tax expense for the thirteen weeks ended August 1, 2015 compared to the same period in the prior year primarily resulted from adjustments to tax depreciation deductions in prior periods. Income tax benefit was $0.2 million, or (0.1)% of net revenue, for the twenty-six weeks ended August 1, 2015, compared to an income tax expense of $34 thousand, or 0.0% of net revenue, for the same period last year. The decrease in income tax expense for the twenty-six weeks ended August 1, 2015 compared to the same period in the prior year was primarily due to the tax benefit of a net operating loss carryback from the current year results to the preceding year, partially offset by adjustments to tax depreciation deductions in prior periods.
Net Loss
The following table sets forth net loss for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	August 1, 2015	% of Revenue	August 2, 2014	% of Revenue	August 1, 2015	% of Revenue	August 2, 2014	% of Revenue
Net loss	$(5,721)	(5.3)%	$(2,966)	(2.7)%	$(10,974)	(5.2)%	$(8,969)	(4.2)%
As a result of the factors discussed above, the Company reported a consolidated net loss of $5.7 million, or (5.3)% of net revenue, for the thirteen weeks ended August 1, 2015, compared to a consolidated net loss of $3.0 million, or (2.7)% of net revenue, for the same period last year. The Company reported a consolidated net loss of $11.0 million, or (5.2)% of net revenue, for the twenty-six weeks ended August 1, 2015, compared to a consolidated net loss of $9.0 million, or (4.2)% of net revenue, for the same period last year.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under our Credit Facility, as described in Note 8, "Short-term Borrowing and Long-term Debt," to the condensed consolidated financial statements. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the twenty-six weeks ended August 1, 2015 and August 2, 2014 were $40.0 million and $48.5 million, respectively.
Cash Flows
Operating activities used cash of $10.7 million and $11.9 million in the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively, and included the following:

•
Cash used by inventories in the twenty-six weeks ended August 1, 2015 was $1.8 million, compared to $4.7 million of cash provided by inventories in the twenty-six weeks ended August 2, 2014, an increase of $6.5 million of cash used year over year. The increase in cash used by inventories was primarily due to timing of inventory receipts.

•
Cash used by trade and related party accounts payable in the twenty-six weeks ended August 1, 2015 was $3.6 million, compared to $13.8 million of cash used by trade and related party accounts payable in the twenty-six weeks ended August 2, 2014, a decrease of $10.2 million of cash used year over year. The decrease from the prior year was primarily the result of the timing of vendor payments for inventory.

•
Cash used by accrued expenses and deferred rent in the twenty-six weeks ended August 1, 2015 was $2.9 million, compared to $5.0 million of cash used by accrued expenses and deferred rent in the twenty-six weeks ended August 2, 2014, a decrease of $2.1 million in cash used year over year. The decrease from the prior year was primarily the result of additional accruals for professional fees, advertising, and repair and maintenance costs compared to the same period last year.

Cash used in investing activities reflected a $5.5 million and $13.4 million net use of cash for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively. Cash used in investing activities in the twenty-six weeks ended August 1, 2015 primarily related to capital expenditures for the development of commercial real estate, the opening of new stores and the remodeling of existing stores and other improvements. Cash used in investing activities in the twenty-six weeks ended August 2, 2014 was primarily related to capital expenditures for development of commercial real estate, acquisition of commercial real estate, the opening of new stores and the remodeling of existing stores and other improvements. The decrease in cash used in investing activities from the prior year was primarily due to lower purchases of real commercial property and less capital spending on existing stores and other improvements. The decrease related to proceeds from the sale of an airplane was offset in cash flows from operating activities and was a direct result of the completion of a reverse 1031 exchange, as described in Note 4, "Related Party Transactions," to the condensed consolidated financial statements.

Cash flows from financing activities generally consist of borrowings and repayments related to our short-term and long-term debt. Financing activities provided cash of $19.5 million and $22.8 million for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively. The decrease from the prior year was primarily due to a reduction in the amount outstanding under the Credit Facility. This reduction resulted from repayments sourced from long-term borrowings for commercial real estate. The amount outstanding under the Credit Facility was further reduced due to increased accounts payable leverage.
Financial Position
Inventory balances were $189.8 million as of August 1, 2015, compared to $188.0 million as of January 31, 2015. The increase in inventory of 1.0% was primarily due to timing of receipts. Trade and related party accounts payable balances were $77.2 million as of August 1, 2015, compared to $80.8 million as of January 31, 2015. The decrease in trade and related party accounts payable was due to the timing of receipts and related vendor payments for inventory. Accrued expenses were $35.5 million as of August 1, 2015, compared to $38.9 million as of January 31, 2015. The decrease in accrued expenses was primarily due to payment of fiscal 2015 bonuses subsequent to January 31, 2015.
Future Commitments
The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments of the Company at August 1, 2015 (in thousands):

	Payments Due Under Contractual Obligations(1)
	Total	FY 2016	FY 2017	FY 2018	FY 2019	FY 2020	Thereafter
Short-term borrowings(2)	$20,065	$20,065	$—	$—	$—	$—	$—
Industrial revenue bond	3,740	—	3,740	—	—	—	—
PGP Florence, PGP Gardendale and PGP Fayetteville commercial real estate debt	29,732	489	1,087	1,137	1,190	1,245	24,584
Related party debt(3)	550	17	35	36	462	—	—
Subtotal of debt	54,087	20,571	4,862	1,173	1,652	1,245	24,584
Interest(4)	14,567	655	1,342	1,285	1,224	1,156	8,905
Operating leases(5)	141,539	19,504	36,266	29,353	22,583	15,483	18,350
Capital leases	1,396	249	498	477	172	—	—
Total of obligations	$211,589	$40,979	$42,968	$32,288	$25,631	$17,884	$51,839

(1)
This table excludes any amounts related to the payment of the $0.1 million of income tax uncertainties, as the Company cannot make a reasonable estimate of the periods of cash settlements with the respective taxing authorities.

(2)	Short-term borrowings represent borrowings under the Credit Facility (see Note 8, "Short-term Borrowing and Long-term Debt") that are due in 12 months or less.

(3)	See Note 4, "Related Party Transactions."

(4)	Interest represents interest related to revolver loans under the Credit Facility, the Bond, the PGP Florence, PGP Gardendale and PGP Fayetteville commercial real estate debt and related party debt.

(5)	Excludes obligations under store leases for insurance, taxes and other maintenance costs.
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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of possible obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities had been recorded for these obligations on the Company’s balance sheet at August 1, 2015 or January 31, 2015, as such potential liabilities were considered not probable at such dates.
Related Party Activities
See Note 4, "Related Party Transactions," to the condensed consolidated financial statements for information regarding related party activities.
Critical Accounting Policies
A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC. No changes to these policies have occurred during the twenty-six weeks ended August 1, 2015.
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

The following discussion updates the risk factors previously included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015.

The pendency of the proposed Merger and the related diversion of management’s attention from the operation of our business may adversely affect our business and results of operations.
As previously announced, on July 13, 2015, the Company entered into a definitive merger agreement under which, subject to the satisfaction or waiver of each of the conditions set forth therein, the Company will become a wholly-owned subsidiary of Parent. Our management and board of directors have devoted and will continue to devote a significant amount of time and attention to the proposed Merger. In addition, in connection with the proposed Merger, we have incurred and will continue to incur expenses, which could prove to be significant. Our business and our financial condition or results of operations may be adversely affected by the diversion of management’s time and attention and the expenses incurred in connection with the proposed Merger.
If the proposed Merger is not consummated, our operations after any termination of the Merger Agreement may suffer from the effects of business uncertainties resulting from announcement of the termination of the Merger Agreement, contractual restrictions on our activities during the period in which we are subject to the Merger Agreement, and costs associated with the proposed Merger.
The completion of the proposed Merger is subject to customary conditions, and there can be no assurance that these conditions will be satisfied or that the proposed Merger will otherwise occur. In addition, there can be no assurance that the required, non-waivable approval of holders of the majority of the outstanding shares of our common stock not beneficially owned by Parent, Sub, any member of the Purchaser Group and any officer of the Company determined in accordance with Section 16(a) of the Exchange Act will be obtained. If the proposed Merger is not completed, we will be subject to several risks, including that:

•
customers, vendors or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with other parties or seek to alter their business relationships with us;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees;

•
we may be required to reimburse Parent for transaction expenses up to a maximum of $1.0 million if the Merger Agreement is terminated under certain circumstances, which could negatively affect our financial results and liquidity;

•	we expect to incur costs in connection with the proposed Merger regardless of whether the Merger is completed, which costs could prove to be significant;

•	we would not realize any of the anticipated benefits of having completed the proposed Merger;

•
under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the proposed Merger, which restrictions could adversely affect our ability to realize certain of our business opportunities regardless of whether the Merger is consummated;

•
if the proposed Merger does not occur, the price of our common stock could decline to the extent that the current market price of our common stock reflects an expectation that the Merger will be completed; and

•	all of the foregoing could materially and adversely affect our business and financial results and create volatility in the market for shares of our common stock.

We are subject to certain legal proceedings that could prevent the proposed Merger from being completed or adversely affect our financial condition and results of operations.
We are party to various legal proceedings incidental to our business and in connection with the proposed Merger. Litigation is inherently unpredictable. Regardless of the merits of the claims, litigation may be both time-consuming and disruptive to our business. We could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period, or could prevent the proposed Merger from being consummated. We can give no assurances that certain lawsuits either now or in the future will not materially affect our financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of July 13, 2015, by and among Books-A-Million, Inc., Family Acquisition Holdings, Inc., a Delaware corporation, and Family Merger Sub, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 14, 2015).

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

3.2	Amended and Restated By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 14, 2015).

10.1
Voting Agreement, dated as of July 13, 2015, by and among Books-A-Million, Inc., Family Acquisition Holdings, Inc. and the shareholders listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2015).

10.2 (a)	Purchase and Sale Agreement for Unimproved Land (incorporated herein by reference to Exhibit 10.1A to the Company’s Current Report on Form 8-K filed July 17, 2015).

10.2 (b)	Amendment 1 to Purchase and Sale Agreement for Unimproved Land (incorporated herein by reference to Exhibit 10.1B to the Company’s Current Report on Form 8-K filed July 17, 2015).

10.2 (c)	Amendment 2 to Purchase and Sale Agreement for Unimproved Land (incorporated herein by reference to Exhibit 10.1C to the Company’s Current Report on Form 8-K filed July 17, 2015).

10.2 (d)	Amendment 3 to Purchase and Sale Agreement for Unimproved Land (incorporated herein by reference to Exhibit 10.1D to the Company’s Current Report on Form 8-K filed July 17, 2015).

10.2 (e)	Amendment 4 to Purchase and Sale Agreement for Unimproved Land.

10.2 (f)	Amendment 5 to Purchase and Sale Agreement for Unimproved Land.

31.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of R. Todd Noden, Executive Vice President and Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of R. Todd Noden, Executive Vice President and Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

101	Interactive Data Files for Books-A-Million, Inc.’s Quarterly Report on Form 10-Q for the period ended August 1, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKS-A-MILLION, INC.

Date: September 10, 2015	By:	/s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President (Principal Executive Officer)

Date: September 10, 2015	By:	/s/ R. Todd Noden
R. Todd Noden
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)