Form 10-Q
period 2015-10-31
BOOKS A MILLION INC
filed 2015-12-09
CIK 891919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
________________________
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: October 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.01 per share, outstanding as of December 9, 2015 were 15,403,106 shares.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data and share amounts)
(Unaudited)

	October 31, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$7,604	$5,757
Accounts receivable	2,419	3,464
Related party receivables (Note 4)	79	31
Inventories (Note 6)	227,246	187,960
Prepayments and other assets	7,287	6,390
Total current assets	244,635	203,602
Property and equipment:
Gross property and equipment	283,199	281,835
Less accumulated depreciation and amortization	(203,435)	(197,078)
Property and equipment, net	79,764	84,757
Deferred income taxes (Note 9)	1,229	—
Equity method investments (Note 12)	2,317	2,194
Other assets	3,365	3,698
Total assets	$331,310	$294,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$102,503	$74,151
Related party accounts payable (Note 4)	6,140	6,639
Accrued expenses	34,276	38,858
Deferred income taxes (Note 9)	20,944	18,692
Short-term borrowings and current portion of long-term debt (Note 8)	32,859	10,483
Total current liabilities	196,722	148,823
Long-term debt (Note 8)	32,133	23,143
Related party note payable (Note 4 and Note 8)	507	533
Deferred rent	5,352	6,039
Deferred income taxes (Note 9)	—	1,223
Liability for uncertain tax positions	17	106
Long-term capital lease obligation	762	1,120
Total non-current liabilities	38,771	32,164
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 23,451,076 and 23,006,826 shares issued and 15,403,106 and 14,958,856 shares outstanding at October 31, 2015 and January 31, 2015, respectively	235	230
Additional paid-in capital	98,084	96,976
Treasury stock, at cost, 8,047,970 shares repurchased at October 31, 2015 and January 31, 2015	(55,089)	(55,089)
Retained earnings	50,157	68,825
Accumulated other comprehensive income	(32)	(82)
Total Books-A-Million stockholders’ equity	93,355	110,860
Noncontrolling interest	2,462	2,404
Total equity	95,817	113,264
Total liabilities and stockholders’ equity	$331,310	$294,251
See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Revenues
Net sales	$100,491	$100,374	$307,956	$311,104
Other revenue	1,090	782	3,356	2,113
Total revenues	101,581	101,156	311,312	313,217
Cost of products sold, including warehouse distribution and store occupancy costs	73,750	74,568	225,059	227,435
Gross profit	27,831	26,588	86,253	85,782
Operating, selling and administrative expenses	30,623	29,348	91,381	87,702
Depreciation and amortization	3,778	4,303	11,419	13,120
Operating loss	(6,570)	(7,063)	(16,547)	(15,040)
Interest expense, net	680	478	1,853	1,603
Loss before income taxes	(7,250)	(7,541)	(18,400)	(16,643)
Income tax benefit (Note 9)	(17)	(476)	(265)	(442)
Net loss before equity method investments	(7,233)	(7,065)	(18,135)	(16,201)
Net income (loss) on equity method investments	58	10	(14)	177
Net loss	(7,175)	(7,055)	(18,149)	(16,024)
Less: net income (loss) attributable to noncontrolling interest	(58)	(164)	59	(537)
Net loss attributable to Books-A-Million	$(7,117)	$(6,891)	$(18,208)	$(15,487)
Net loss per share attributable to Books-A-Million:
Basic and Diluted
Net loss per common share	$(0.50)	$(0.50)	$(1.28)	$(1.08)
Weighted average number of shares outstanding	14,213	13,912	14,205	14,315
See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net loss	$(7,175)	$(7,055)	$(18,149)	$(16,024)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(25)	(112)	50	(63)
Total other comprehensive income (loss), net of tax	(25)	(112)	50	(63)
Total comprehensive loss	(7,200)	(7,167)	(18,099)	(16,087)
Comprehensive income (loss) attributable to noncontrolling interest	(58)	(164)	59	(537)
Comprehensive loss attributable to Books-A-Million	$(7,142)	$(7,003)	$(18,158)	$(15,550)
See notes to condensed consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014
Cash Flows from Operating Activities:
Net loss	$(18,149)	$(16,024)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,419	13,155
Amortization of debt issuance costs	237	227
Amortization of lease rights	96	100
Stock-based compensation	860	606
Loss on impairment of assets	258	436
Loss on disposal of property and equipment	148	723
Deferred income taxes	(200)	998
Bad debt expense (recovery)	(23)	33
Net loss (income) on equity method investment	14	(177)
(Increase) decrease in assets:
Accounts receivable	1,068	(175)
Related party receivables	(48)	(104)
Inventories	(39,286)	(19,446)
Prepayments and other assets	(897)	(1,289)
Noncurrent assets	38	2
Increase (decrease) in liabilities:
Trade accounts payable	28,352	11,016
Related party accounts payable	(499)	—
Accrued income taxes	(623)	(3)
Accrued expenses and deferred rent	(3,320)	(4,068)
Total adjustments	(2,406)	2,034
Net cash used in operating activities	(20,555)	(13,990)
Cash Flows from Investing Activities:
Capital expenditures	(9,305)	(20,480)
Proceeds from disposal of property and equipment	1,031	592
Acquisition of equity method investment	(88)	—
Net cash used in investing activities	(8,362)	(19,888)
Cash Flows from Financing Activities:
Short-term borrowings	157,927	149,880
Repayments of short-term borrowings	(135,930)	(123,952)
Proceeds from the issuance of long-term debt	10,011	8,215
Debt issuance costs	(63)	(563)
Principal payments on debt	(641)	(419)
Principal payments on capital lease obligations	(347)	(393)
Proceeds from the issuance of common stock under employee stock purchase plan	53	55
Purchase of treasury stock	—	(2,130)
Dividends paid	(246)	(45)
Net cash provided by financing activities	30,764	30,648
Net increase (decrease) in Cash and Cash Equivalents	1,847	(3,230)
Cash and Cash Equivalents at Beginning of Period	5,757	9,926
Cash and Cash Equivalents at End of Period	$7,604	$6,696
Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$1,601	$1,380
Net income taxes (refunds)	$648	$(390)
Supplemental Disclosures of Non Cash Investing Activities:
Capital expenditures in accrued expenses	$3	$1,014
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
Certain reclassifications for insignificant amounts are included in this report for prior year periods where necessary to conform to the presentation of the current fiscal year.
Stock-Based Compensation
The Company’s pre-tax compensation cost for stock-based employee compensation was approximately $0.3 million for the thirteen weeks ended October 31, 2015 and approximately $0.2 million for the thirteen weeks ended November 1, 2014. The Company's pre-tax compensation for stock-based employee compensation was approximately $0.9 million and $0.6 million for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively.
2005 Incentive Award Plan
During 2005, the Company adopted and the Company’s stockholders approved the Books-A-Million, Inc. 2005 Incentive Award Plan (as amended, the "2005 Plan"). An aggregate of 3,500,000 shares of common stock may be awarded under the 2005 Plan. From June 1, 2005 through October 31, 2015, equity awards under the 2005 Plan have consisted solely of awards of restricted stock. As of October 31, 2015, the number of shares of common stock reserved for issuance under the 2005 Plan for outstanding stock-based awards was 764,855 shares.

A summary of the status of unvested restricted stock grants to employees and directors under the 2005 Plan for the thirty-nine weeks ended October 31, 2015 is as follows (shares in thousands):

	Thirty-nine Weeks Ended October 31, 2015
	Shares	Weighted Average Grant Date Fair Value
Shares at beginning of period	791	$2.48
Shares granted	459	2.65
Shares vested	(22)	2.69
Shares forfeited	(38)	2.37
Shares at end of period	1,190	$2.54

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s unvested restricted stock participates in any dividends declared and retains voting rights for the granted shares.
Other Information
As of October 31, 2015, the Company had approximately $1.4 million of total unrecognized compensation cost related to unvested awards granted under the 2005 Plan, which it expects to recognize over the following fiscal years:

Fiscal Year	Unrecognized Stock-Based Compensation Expense (in thousands)
2016	$321
2017	841
2018	275
2019	4
Total	$1,441
The Company maintains an employee stock purchase plan (as amended, the "Amended and Restated Employee Stock Purchase Plan") under which shares of the Company’s common stock are reserved for purchase by employees at 85% of the fair market value of the common stock at the lower of the market value for the Company’s stock as of the beginning of the fiscal year or the end of the fiscal year. Since its inception, an aggregate total of 600,000 shares have been made available for issuance under the Amended and Restated Employee Stock Purchase Plan. As of October 31, 2015, 499,231 shares have been issued. The Company received cash proceeds from issuances of stock under the Amended and Restated Employee Stock Purchase Plan during each of the thirty-nine weeks ended October 31, 2015 and November 1, 2014 of $0.1 million. The impact of these cash receipts is included in financing activities in the accompanying condensed consolidated statements of cash flows.
2. Adoption of New Accounting Standards

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 will make changes to both the variable interest model and the voting model. This standard will affect all reporting entities that have variable interests in other legal entities. In some cases, consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that are not currently considered variable interest entities ("VIEs") but will be considered VIEs under the new guidance, provided that they have a variable interest in those VIEs. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption or apply the amendments retrospectively. The Company is in the process of determining the method of adoption and assessing the impact of ASU 2015-02 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). This update was issued as part of an initiative to reduce complexity in accounting standards. To simplify the presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with that of a debt discount. The guidance states that debt issuance costs are similar to debt discount and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Debt issuance costs are not assets because they provide no future economic benefit. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. A reporting entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is in the process of determining the method of adoption and assessing the impact of ASU 2015-03 will have on its consolidated financial statements.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). This update was issued to simplify the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Entities will continue to apply their existing impairment models to inventories that are accounted for using last-in first-out (LIFO) and the retail inventory method. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted, and the guidance must be applied prospectively after the date of adoption. The Company is in the process of determining the method of adoption and assessing the impact of ASU 2015-11 will have on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"). This update was issued in response to ASU 2015-03. ASU 2015-03 did not address revolving lines of credit, which may no have outstanding balances. ASU 2015-15 states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective upon announcement by the SEC staff on June 18, 2015. The Company's current policy is to defer costs associated with its revolving line of credit as a non-current asset, as such there will be no affect to the Company for ASU 2015-15.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). This update was issued to simplify the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 applies to all entities that present a classified statement of position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by ASU 2015-17. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an interim or annual reporting period. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is in the process of determining the method of adoption and assessing the impact of ASU 2015-17 will have on its consolidated financial statements.

3. Net Loss Per Common Share
Basic net loss per common share attributable to the Company is computed by dividing net loss, exclusive of noncontrolling interest, by the weighted average number of common shares outstanding for the period. In periods of profitability, diluted net loss per common share has been computed based on the weighted average number of shares outstanding, including the effect of outstanding share-based payments, if dilutive.
For the thirteen and thirty-nine week periods ended October 31, 2015 and November 1, 2014, certain share-based payments were outstanding but were excluded from the computation of diluted weighted average shares outstanding because their effect would have been anti-dilutive due to the net loss in all periods presented.
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
The Company purchases a portion of its in-store merchandise from a subsidiary of Anderson Media Corporation ("Anderson Media"), an affiliate of the Company through common ownership. During the thirty-nine weeks ended October 31, 2015 and November 1, 2014, purchases of these items from Anderson Media totaled $11.3 million and $15.7 million, respectively. Amounts payable to Anderson Media at both October 31, 2015 and January 31, 2015 were $5.5 million and $6.2 million, respectively. Amounts receivable from Anderson Media related to retail display allowances and shipping costs as of October 31, 2015 and January 31, 2015 were $0.1 million. The Company purchases certain of its collectibles, gifts and books from Anderson Press, Inc. ("Anderson Press"), an affiliate of the Company through common ownership. During the thirty-nine weeks ended October 31, 2015 and November 1, 2014, such purchases from Anderson Press totaled $0.4 million and $0.3 million, respectively. Amounts payable to Anderson Press at October 31, 2015 and January 31, 2015 were $0.1 million. The Company utilizes import sourcing and consolidation services from Anco Far East Importers, LTD ("Anco Far East"), an affiliate of the Company through common ownership. The total amounts paid to Anco Far East were $1.9 million and $1.7 million

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

during the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively. These amounts paid to Anco Far East included the actual cost of the product, as well as fees for sourcing and consolidation services. All costs other than the sourcing and consolidation service fees were passed through from other vendors. Anco Far East fees, net of the passed-through costs, were $0.1 million during each of the thirty-nine weeks ended October 31, 2015 and November 1, 2014. Amounts payable to Anco Far East were $0.2 million and $0.1 million at October 31, 2015 and January 31, 2015, respectively.
The Company leases its principal executive offices from a trust, which was established for the benefit of the grandchildren of Charles C. Anderson. During each of the thirty-nine weeks ended October 31, 2015 and November 1, 2014, the Company paid rent of $0.1 million to the trust under this lease. Anderson & Anderson LLC ("A&A"), an affiliate of the Company through common ownership, also leases two buildings to the Company. The Company’s leases with A&A expire on February 28, 2017. During each of the thirty-nine weeks ended October 31, 2015 and November 1, 2014, the Company paid A&A a total of $0.3 million in connection with such leases. The total of minimum future rental payments under all of these related party leases was $1.7 million at October 31, 2015. The Company also subleases a portion of its leased corporate office space in Birmingham, Alabama to Anderson Growth Partners, LLC ("Anderson Growth Partners"), an affiliate of the Company through common ownership. The sublease with Anderson Growth Partners will expire on May 23, 2020. During the thirty-nine weeks ended October 31, 2015 and November 1, 2014, the Company received approximately $75 thousand in rental payments from Anderson Growth Partners. The total of minimum future rental payments to the Company under this lease was $0.5 million at October 31, 2015.
The Company leases property to Hibbett Sports, Inc. ("Hibbett"), a sporting goods retailer in the United States. The Company’s lease on the property with Hibbett expires in February 2017. Terrance G. Finley, Chief Executive Officer and President of the Company, is a member of Hibbett’s Board of Directors. During each of the thirty-nine weeks ended October 31, 2015 and November 1, 2014, the Company received $0.1 million in rent payments from Hibbett. The total of minimum future rental payments under this related party lease was $0.2 million at October 31, 2015.
Until December 2014, the Company, A&A, American Promotional Events, Inc., Anderson Growth Partners and Anderson Press (collectively the "Co-ownership Group") co-owned two airplanes that were used by the Company in its business, with the Company owning a 19.7% interest in these airplanes. During the thirty-nine weeks ended November 1, 2014, the Company was billed $0.3 million by the Co-ownership Group under a cost sharing arrangement for the Company’s use of the airplanes. In conjunction with the acquisition of one of the previously mentioned airplanes, on July 31, 2013, the Company, along with other members of the Co-ownership Group, entered into a promissory note with Aircraft SPE 2013, LLC for the purpose of repaying the indebtedness incurred by Aircraft SPE 2013, LLC for the acquisition of the airplane. The original principal amount of the Company’s note was $0.6 million, which matures on September 1, 2018, and the outstanding balance as of October 31, 2015 was approximately $539 thousand. The note bears interest equal to the thirty-day LIBOR rate plus 2.75%. The Company is required to make periodic payments of principal and interest over the term of the loan, with interest calculated as if the loan were outstanding over a 15 years term, with a balloon payment for any remaining principal and interest balance at the September 1, 2018 maturity date. In December 2014, the Co-ownership Group decided to sell the two airplanes. One was sold by the Co-ownership Group in December 2014, and the second was sold in March 2015. On January 26, 2015, the Co-ownership Group entered into a reverse 1031 exchange transaction, whereby the Co-ownership Group used the airplane sale proceeds and additional proceeds contributed by A&A to purchase a new airplane. As a result of the completion of the 1031 exchange, the Company now owns a 20.9% interest in the new airplane. During the thirty-nine weeks ended October 31, 2015, the Company was billed $0.3 million by the Co-ownership Group under a cost sharing arrangement for the Company's use of the new airplane. The expenses that the Company pays for airplane use cover all of the variable costs attributable to the Company’s use of the planes and a portion of the fixed costs.
The Company and Anco Far East have equity interests in That Company Called IF, Limited ("IF") of 25% and 45%, respectively. See Note 12, "Equity Method Investments," for additional information regarding the Company’s investment in IF. During the thirty-nine weeks ended October 31, 2015 and November 1, 2014, the Company purchased items from IF in the amount of $0.8 million and $0.9 million, respectively. The Company had amounts payable to IF of $0.1 million at both October 31, 2015 and January 31, 2015.
During fiscal year 2014, the Company sold 100 units of limited liability company interest of its Preferred Growth Properties, LLC ("PGP") subsidiary to four investors, three of whom serve as executive officers of the Company, Terrance G. Finley, Chief Executive Officer and President, R. Todd Noden, Executive Vice President and Chief Financial Officer, and James F. Turner, Executive Vice President/Real Estate and Business Development. The units were valued at $10,000 each. Mr. Finley purchased 40 units for $0.4 million, 20 units were purchased by Mr. Noden for $0.2 million, 20 units were purchased by Mr.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Turner for $0.2 million, and 20 units were purchased by a non-executive employee for $0.2 million. The 100 units equated to a 5.1% interest in PGP, with the Company owning the remaining 94.9% of PGP units. The equity of PGP owned by the four investors is presented as a component of noncontrolling interest within the condensed consolidated financial statements. During both the thirty-nine weeks ended October 31, 2015 and November 1, 2014, a $45 thousand dividend was paid to PGP unit holders collectively, representing dividends for the first, second and third quarters of the respective fiscal years. The Company also had dividends payable to the related party investors in the aggregate amount of $15 thousand at October 31, 2015.
5. Commitments and Contingencies

The Company is otherwise involved, from time to time, in litigation, other legal claims, and proceedings involving matters associated with or incidental to its business, including, among other things, matters involving contractual and employment relationships, and various other matters. The Company believes at present that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on its consolidated financial statements.  However, the Company's assessment of the current litigation or other legal claims could potentially change in light of the discovery of facts not presently known or determinations by adjudicating parties which are not in accord with management's evaluation of the possible liability or outcome of such litigation or claims.
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
The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of possible obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities were recorded for these obligations on the Company’s balance sheet at October 31, 2015 or January 31, 2015, as such potential liabilities were not probable at such dates.
6. Inventories
The Company utilizes the last-in, first-out ("LIFO") method of accounting for inventories. An actual valuation under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. The cumulative difference between the first-in, first-out ("FIFO") cost and the stated LIFO cost was $4.9 million and $4.6 million as of October 31, 2015 and January 31, 2015, respectively. Inventory balances at October 31, 2015 and January 31, 2015 were as follows (dollars in thousands):

	October 31, 2015	January 31, 2015
Inventories (at FIFO)	$232,123	$192,605
LIFO reserve	(4,877)	(4,645)
Net inventories	$227,246	$187,960
7. Business Segments
The Company has three reportable operating segments: retail trade; electronic commerce trade; and real estate development and management. These reportable operating segments reflect the manner in which the business is managed and

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Segment Information (in thousands)
Total Revenues
Retail Trade	$99,339	$99,154	$304,381	$307,331
Electronic Commerce Trade	4,217	5,437	13,241	14,759
Real Estate Development and Management	1,109	812	3,384	2,128
Intersegment Sales Elimination	(3,084)	(4,247)	(9,694)	(11,001)
Total Revenues	$101,581	$101,156	$311,312	$313,217
Operating Gain (Loss)
Retail Trade	$(7,025)	$(6,784)	$(17,851)	$(15,152)
Electronic Commerce Trade	84	(124)	211	103
Real Estate Development and Management	530	241	1,661	843
Intersegment Elimination of Certain Costs	(159)	(396)	(568)	(834)
Total Operating Loss	$(6,570)	$(7,063)	$(16,547)	$(15,040)

	October 31, 2015	January 31, 2015
Assets
Retail Trade	$285,600	$252,546
Electronic Commerce Trade	1,075	1,043
Real Estate Development and Management	44,635	40,662
Total Assets	$331,310	$294,251
A reconciliation of operating loss from reportable segments to loss from continuing operations before income taxes in the condensed consolidated financial statements is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Reportable segments operating loss	$(6,570)	$(7,063)	$(16,547)	$(15,040)
Interest expense, net	680	478	1,853	1,603
Consolidated loss before income taxes	$(7,250)	$(7,541)	$(18,400)	$(16,643)

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively, sales by merchandise category related to our retail trade and electronic commerce trade segments, as a percentage of total net sales, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Books and magazines	69.5%	70.8%	69.3%	71.2%
General merchandise	14.2%	13.0%	14.5%	12.8%
Café and yogurt	5.9%	5.7%	5.7%	5.7%
Electronics, eBooks and accessories	1.0%	1.2%	1.1%	1.3%
Media	4.6%	4.8%	4.8%	4.4%
Other	4.8%	4.5%	4.6%	4.6%
Total	100.0%	100.0%	100.0%	100.0%
General merchandise consists of gifts, cards, games, toys, collectibles and similar types of products. Café and yogurt consists of coffee, tea, yogurt and other edible products, as well as gift items related to our Joe Muggs cafés. Media includes music, videos and software.

8. Short-term Borrowing and Long-term Debt
The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit facility. On March 21, 2011, the Company entered into a credit agreement (the "Credit Agreement") for a revolving credit facility (the "Credit Facility") with Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and Issuing Bank, and a group of participating financial institutions under which the Company may borrow up to the maximum principal amount of $150.0 million, which may be increased to $200.0 million under certain circumstances, and which was originally scheduled to mature on March 21, 2016. On June 28, 2013, the Company entered into an Amended and Restated Credit Agreement with Bank of America whereby the parties agreed, among other things, (i) to extend the maturity date of the Credit Agreement to June 27, 2018, (ii) to lower the applicable margin to 1.50% - 2.00% for LIBOR loans and 0.50% - 1.00% on prime rate loans, and (iii) to lower the fee imposed on the unused portion of the loan to 0.25%. As of October 31, 2015, the maximum principal amount available under the Credit Facility, excluding borrowings, was $149.6 million, based on the calculated borrowing base availability at that time. Interest on borrowings under the Credit Facility is determined based upon the LIBOR rate plus an applicable margin (as specified in the Amended and Restated Credit Agreement). Pursuant to the Amended and Restated Credit Agreement, the participating financial institutions have agreed to make revolving loans to the Company and to issue, up to a $35.0 million sublimit, letters of credit for the Company. Under the Amended and Restated Credit Agreement, Bank of America, in its capacity as Swing Line Lender, has also agreed to make same day advances to the Company in the form of swing line loans up to a $15.0 million sublimit. The obligations of the Company under the Amended and Restated Credit Agreement are secured by the inventories, accounts receivable and certain other personal property of the Company, pursuant to the terms of a security agreement with Bank of America and the other lenders. Additionally, the Amended and Restated Credit Agreement contains certain non-financial covenants. The Company was in compliance with these covenants at October 31, 2015.
As of October 31, 2015, there were outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) of $31.7 million, which bear interest at variable rates (with a weighted average of 1.65% as of October 31, 2015 based on the 7-day LIBOR rate plus the applicable margin as of such date). The Company had $9.8 million in borrowings outstanding under the Credit Facility (excluding the face amount of letters of credit issued thereunder) as of January 31, 2015. The face amount of letters of credit issued under the Credit Facility as of October 31, 2015 and January 31, 2015 was $5.1 million and $5.6 million, respectively. The maximum and average outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the thirty-nine weeks ended October 31, 2015 were $42.0 million and $29.8 million, respectively.
During fiscal 1996 and fiscal 1995, the Company acquired and constructed certain warehouse and distribution facilities with the proceeds of loans made pursuant to an industrial development revenue bond (the "Bond"). As of both October 31, 2015 and January 31, 2015, there was $3.7 million outstanding under the Bond, which bears interest at a variable rate. The interest rate on the Bond was 1.25% at both October 31, 2015 and January 31, 2015. The Bond is held by Wells Fargo Bank, National Association ("Wells Fargo"). Pursuant to an Amended and Restated Bond Agreement dated June 30, 2011, the

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company’s subsidiary, American Wholesale Book Company, Inc. ("American Wholesale"), and Wells Fargo agreed, among other things, (i) to extend the period during which Wells Fargo will hold the Bond until March 13, 2016, (ii) to replace the original guaranty with a new Continuing Guaranty executed by the Company and certain of its subsidiaries, including booksamillion.com, inc. and BAM Card Services, LLC, which obligation provides a maximum liability of $5,880,000 for the Company and its affiliates, jointly and severally, and (iii) that American Wholesale will maintain a standby letter of credit equal at all times to at least the outstanding principal amount of the Bond, which was $3.7 million, and included in the aggregate letters of credit mentioned above as of October 31, 2015, for the benefit of Wells Fargo. The Company is obligated to repurchase the Bond on March 13, 2016, unless Wells Fargo exercises the option to extend the Bond’s maturity date up to December 1, 2019.
On July 18, 2013, the Company, through its subsidiary PGP Florence, LLC ("PGP Florence"), entered into a $12.6 million loan agreement for the purpose of financing PGP Florence's real estate development and leasing operations. The loan matures on August 1, 2033 and bears a fixed interest rate of 4.0%. The Company is required to make periodic payments of principal and interest over the term of the loan. The loan is secured by PGP Florence's real estate property, the Renaissance City Center located in Florence, Alabama. The loan agreement contains certain non-financial covenants. The Company was in compliance with these covenants at October 31, 2015. As of October 31, 2015, the outstanding balance of the loan was $11.6 million, of which $0.5 million was classified as short-term borrowings.

On May 30, 2014, PGP Gardendale, LLC, a subsidiary of the Company ("PGP Gardendale"), entered into a $17.3 million loan agreement for the purpose of financing PGP Gardendale's real estate development and leasing operations. The loan is funded in increments with a first funding, as of May 30, 2014, in the principal amount of $5.0 million. The loan included a Holdback Agreement that provided for additional funding up to $12.3 million based on the scope of the project. During the quarter ended November 1, 2014, the scope of the project was revised to qualify for the Reduced Holdback Amount of $10.0 million. The second funding from the Holdback Agreement was funded on May 19, 2015, increasing the total principal amount by $10.0 million to $15.0 million. The loan matures on June 1, 2034 and bears a fixed interest rate of 5.0%. The Company is required to make periodic payments of principal and interest over the term of the loan. The loan is secured by PGP Gardendale’s real estate property, the Magnolia City Place located in Gardendale, Alabama. As of October 31, 2015, the outstanding balance of the loan was $14.8 million, of which $0.5 million was classified as short-term borrowings.

On August 18, 2014, PGP Fayetteville, LLC, a subsidiary of the Company ("PGP Fayetteville"), entered into a $3.2 million loan agreement for the purpose of financing PGP Fayetteville's real estate development and leasing operations. The loan matures on September 1, 2029 and bears a fixed interest rate of 4.625%. The Company is required to make periodic payments of principal and interest over the term of the loan. The loan is secured by PGP Fayetteville’s real estate property, the La Fayette City Place located in Fayetteville, North Carolina. As of October 31, 2015, the outstanding balance of the loan was $3.0 million, of which $0.2 million was classified as short-term borrowings.

9. Income Taxes
The Company’s income tax benefit during the thirteen and thirty-nine week periods ended October 31, 2015 was $17 thousand and $0.3 million, respectively, on a pre-tax loss from continuing operations of $7.2 million and $18.4 million, respectively, representing an effective tax rate of 0.2% and 1.4%, respectively. In comparison, the Company’s income tax benefit during the thirteen-week and thirty-nine week periods ended November 1, 2014 was $0.5 million and $0.4 million on a pre-tax loss from continuing operations of $7.5 million and $16.6 million, respectively, representing an effective tax rate of 6.3% and 2.7%, respectively.
The effective tax rate of 0.2% during the thirteen-week period ended October 31, 2015 primarily resulted from the benefit associated with an available net operating loss carryback, largely offset by adjustments to deductions in the prior year. The effective tax rate of 1.4% during the thirty-nine week period ended October 31, 2015 primarily resulted from the benefit associated with an available net operating loss carryback, partly offset by adjustments to tax depreciation deductions in prior periods. No income tax benefit was recognized for net increases in deferred tax assets in either period because the valuation allowance against the Company’s deferred tax assets was increased by $3.1 million and $6.7 million, respectively, in the thirteen and thirty-nine week periods ended October 31, 2015. Such increases in the valuation allowance resulted in a full valuation allowance against net deferred tax assets at October 31, 2015 (exclusive of a deferred tax liability with an indefinite reversal pattern). A full valuation allowance was established because the Company has determined, based on the weight of all available positive and negative evidence, that it is not more likely than not that such deferred assets will be realized in the future.

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effective tax rate of 6.3% and 2.7% during the thirteen and thirty-nine week periods ended November 1, 2014, respectively, primarily resulted from tax benefits recognized as a result of a net operating loss carryback and the expiration of uncertain tax positions, offset in part by increases in deferred tax liabilities with indefinite reversal patterns. No income tax benefit was recognized for net increases in deferred tax assets during these periods because the valuation allowance against the Company’s deferred tax assets was increased by $2.1 million and $5.1 million in the thirteen and thirty-nine week periods ended November 1, 2014, respectively. Such increases in the valuation allowance resulted in a full valuation allowance against net deferred tax assets (exclusive of deferred tax liabilities with indefinite reversal patterns). The valuation allowance was increased because the Company has determined, based on the weight of all available positive and negative evidence, that it is not more likely than not that such deferred assets will be realized in the future.
The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to fiscal year 2012. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for fiscal years prior to fiscal 2011.
As of October 31, 2015, the gross amount of unrecognized tax benefits, inclusive of estimated interest and penalties, due to uncertain tax positions was $17 thousand, all of which would affect the effective tax rate if recognized. The Company recognizes accrued estimated interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $9 thousand in estimated interest and penalties related to unrecognized tax benefits accrued as of October 31, 2015.
10. Fair Value Measurements
The carrying amounts of other financial instruments reported on the balance sheet for current assets and current liabilities, excluding our short-term borrowings consisting of amounts outstanding under the Credit Facility as discussed below, approximate their fair values because of the short maturity of these instruments.
At October 31, 2015, there was $31.7 million outstanding under the Credit Facility (excluding the face amount of letters of credit issued under the Amended and Restated Credit Agreement), $11.6 million outstanding under the PGP Florence commercial real estate debt, $14.8 million outstanding under the PGP Gardendale commercial real estate debt, $3.0 million outstanding under the PGP Fayetteville commercial real estate debt, $0.5 million outstanding in related party debt and $3.7 million outstanding under the Bond. Fair value approximates the carrying amount for the Credit Facility, the Bond and the related party debt, as the variable interest rates re-price frequently at observable current market rates, and as such, their fair values are categorized as Level 2 (quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active) within the fair value hierarchy. The commercial real estate debt for PGP Florence, PGP Gardendale and PGP Fayetteville had estimated fair values of $11.3 million, $15.1 million and $3.1 million, respectively, at October 31, 2015. These estimated fair values are based on similar transactions and yields in an active market for similarly rated debt, thus categorized as Level 2 within the fair value hierarchy.
11. Gift Card Revenue Recognition
The Company sells gift cards to its customers in its retail stores. The gift cards do not have an expiration date. Income is recognized from gift cards when: (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote based on historical trends (gift card breakage), and there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is determined based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be determined after 24 months of card inactivity. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote and for which there is no legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Breakage income for each of the thirteen weeks ended October 31, 2015 and November 1, 2014 was $0.1 million. Breakage income for the thirty-nine weeks ended October 31, 2015 and November 1, 2014 was $0.4 million and $0.5 million, respectively.
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
13. Investment in Yogurt Mountain
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
    The Company’s investment in Yogurt Mountain totaled approximately $2.9 million for the thirty-nine weeks ended October 31, 2015, representing the Company’s maximum exposures to loss. The assets and liabilities of Yogurt Mountain were not material to the Company’s consolidated financial statements. Creditors of Yogurt Mountain do not have recourse against the general credit of the Company.

14. Subsequent Events
On July 13, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Family Merger Sub, Inc., a Delaware corporation (“Sub”), and Family Acquisition Holdings, Inc., a Delaware corporation (“Parent”), which was formed by Clyde B. Anderson, Executive Chairman of the Company, and certain family members and related parties of Mr. Anderson. The Merger Agreement provides that Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Following the Merger, all of the common stock of Parent will be owned by Clyde B. Anderson, the Executive Chairman of the Company, Terrence C. Anderson, who is a director of the Company, certain family members and related parties of Mr. Anderson and certain members of the Company’s management who have agreed to contribute shares of the Company's common stock to Parent (which parties are collectively referred to as the “Purchaser Group”). As more fully described in the Company's Current Report on Form 8-K filed with the SEC on July 14, 2015 and in the proxy statement on Schedule 14A and related materials filed with the SEC and provided to the Company’s stockholders, at the effective time of the Merger, each issued and outstanding share of the Company, other than shares owned by the Company, Sub and Parent (which will include at the effective time of the Merger all shares currently held by the members of the Purchaser Group) and holders who have properly exercised appraisal rights under Delaware law, will be converted into the right to receive $3.25 per share, in cash, without interest and subject to any withholding taxes.
On December 8, 2015, the Merger received the favorable vote of (1) a majority of the aggregate voting power of the issued and outstanding shares of the Company’s common stock and (2) the holders of a majority of outstanding shares of the Company’s common stock not beneficially owned by Parent, Sub, any member of the Purchaser Group and any officer of the Company determined in accordance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Subsequent to the effective time of the Merger, the Company expects that its shares of common stock will be delisted and deregistered and that the Company’s remaining reporting obligations to the SEC under the Exchange Act will be suspended. As a result, there will no longer be publicly traded shares of the Company’s common stock, and information about the Company’s financial performance will no longer be publicly available.

15. Accumulated Other Comprehensive Income
The following table presents the changes in accumulated other comprehensive income by component for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, net of tax (in thousands).

BOOKS-A-MILLION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation Adjustment October 31, 2015	Foreign Currency Translation Adjustment November 1, 2014
Beginning balance	$(82)	$104
Other comprehensive income before reclassifications	50	(63)
Net current period other comprehensive income	50	(63)
Ending balance	$(32)	$41

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the outcome and effects of the pending merger; the competitive environment in the book retail industry in general and in the Company's specific market areas; inflation or deflation; economic conditions in general and in the Company's specific market areas, including the length of time that the United States economy remains in the current state of limited economic growth; the number of store openings and closings; the profitability of certain product lines and business segments, capital expenditures and future liquidity; liability and other claims asserted against the Company; the impact of electronic books and e-content; uncertainties related to the Internet and the Company's Internet operations; the successful development of the properties held by the Company in connection with the Company’s real estate development and management segment and the Company’s ability to lease these properties; and the factors described in Part I, Item 1A, "Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, stockholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Please refer to the Company’s annual, quarterly and periodic reports on file with the Securities and Exchange Commission (the "SEC") for a more detailed discussion of these and other risks that could cause results to differ materially. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Recent Developments - the Merger

On July 13, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Family Merger Sub, Inc., a Delaware corporation (“Sub”), and Family Acquisition Holdings, Inc., a Delaware corporation (“Parent”), which was formed by Clyde B. Anderson, Executive Chairman of the Company, and certain family members and related parties of Mr. Anderson. The Merger Agreement provides that Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Following the Merger, all of the common stock of Parent will be owned by Clyde B. Anderson, the Executive Chairman of the Company, Terrence C. Anderson, who is a director of the Company, certain family members and related parties of Mr. Anderson and certain members of the Company’s management who have agreed to contribute shares of the Company's common stock to Parent (which parties are collectively referred to as the “Purchaser Group”). As more fully described in the Company's Current Report on Form 8-K filed with the SEC on July 14, 2015 and in the proxy statement on Schedule 14A and related materials filed with the SEC and provided to the Company's stockholders, at the effective time of the Merger, each issued and outstanding share of the Company, other than shares owned by the Company, Sub and Parent (which will include at the effective time of the Merger all shares currently held by the members of the Purchaser Group) and holders who have properly exercised appraisal rights under Delaware law, will be converted into the right to receive $3.25 per share, in cash, without interest and subject to any withholding taxes.
On December 8, 2015, the Merger received the favorable vote of (1) a majority of the aggregate voting power of the issued and outstanding shares of the Company’s common stock and (2) the holders of a majority of outstanding shares of the Company’s common stock not beneficially owned by Parent, Sub, any member of the Purchaser Group and any officer of the Company determined in accordance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Subsequent to the effective time of the Merger, the Company expects that its shares of common stock will be delisted and deregistered and that the Company’s remaining reporting obligations to the SEC under the Exchange Act will be suspended. As a result, there will no longer be publicly traded shares of the Company’s common stock, and information about the Company’s financial performance will no longer be publicly available.

General
The Company, founded in 1917, is principally a retailer of books, media and general merchandise through both its physical operations and its online store, booksamillion.com. As of October 31, 2015, the Company operated 256 retail book stores, including 193 superstores, concentrated in the eastern United States. Also included in the Company’s retail operations is the operation of Yogurt Mountain, a retailer and franchiser of self-serve frozen yogurt stores with 40 locations. The Company also develops, leases and manages commercial retail real estate. Currently, the Company owns and operates four shopping centers located in Florence, Alabama, Gardendale, Alabama, Fayetteville, North Carolina and Jacksonville, Florida, comprised of an aggregate total of 366,000 square feet.
The Company has three reportable operating segments: retail trade; electronic commerce trade; and real estate development and management. The Company's retail trade strategy consists of expanding product offerings and opening stores in new and existing market areas. In addition to opening new stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores or converting stores to different formats. From November 1, 2014 to October 31, 2015, with respect to retail book stores, the Company opened 8 stores, closed 11 stores and closed 1 store for a conversion that opened in November 2015, with the overall effect of the retail book store count decreasing by 4. In this same time period, 4 Yogurt Mountain locations were closed. The strategy of our electronic commerce trade segment focuses on expanding the Company’s product offerings and increasing traffic to the Company’s online website through effective marketing programs and promotional activities. Our real estate development and management strategy consists of developing and managing commercial retail real estate to generate rental income.
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

Results of Operations
Total revenue
The following table sets forth total revenue data by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31, 2015	% of Revenue	November 1, 2014	% of Revenue	October 31, 2015	% of Revenue	November 1, 2014	% of Revenue
Retail Trade	$99,339	97.7%	$99,154	98.0%	$304,381	97.8%	$307,331	98.1%
Electronic Commerce Trade	4,217	4.2%	5,437	5.4%	13,241	4.3%	14,759	4.7%
Real Estate Development and Management	1,109	1.1%	812	0.8%	3,384	1.1%	2,128	0.7%
Intersegment Sales Elimination	(3,084)	(3.0)%	(4,247)	(4.2)%	(9,694)	(3.1)%	(11,001)	(3.5)%
Total Revenues	$101,581	100.0%	$101,156	100.0%	$311,312	100.1%	$313,217	100.0%
During the thirteen weeks ended October 31, 2015, total revenue increased $0.4 million, or 0.4%, to $101.6 million from $101.2 million during the thirteen weeks ended November 1, 2014, including a comparable store sales increase of 1.6%. During the thirty-nine weeks ended October 31, 2015, total revenue decreased $1.9 million, or 0.6%, to $311.3 million from $313.2 million during the thirty-nine weeks ended November 1, 2014, notwithstanding a comparable store sales increase of 0.1%. The changes by segment were as follows:

•
Retail trade revenue for the thirteen weeks ended October 31, 2015 increased $0.1 million, or 0.1%, to $99.3 million from $99.2 million during the same period a year ago and accounted for 97.7% of the Company’s total revenue. The increase was primarily due to an increase in sales at comparable stores as noted above. The increase in comparable store sales for the thirteen week period ended October 31, 2015 was primarily due to increased sales in our core book and general merchandise departments, partially offset by sales decreases in our magazine department. Retail trade revenue for the thirty-nine weeks ended October 31, 2015 decreased $2.9 million, or 0.9%, to $304.4 million from $307.3 million during the same period a year ago and accounted for 97.8% of the Company's total revenue. The decrease was primarily due to net store closures year over year. This was partially offset by an increase in comparable store sales for the thirty-nine week period ended October 31, 2015 that was primarily due to sales increases in our general merchandise and café departments, partially offset by decreased sales in our core book and magazine departments.

•
Electronic commerce trade revenue for the thirteen weeks ended October 31, 2015 decreased $1.2 million, or 22.2%, to $4.2 million from $5.4 million during the same period a year ago and accounted for 4.2% of the Company’s total revenue. Electronic commerce trade revenue for the thirty-nine weeks ended October 31, 2015 decreased $1.6 million, or 10.8%, to $13.2 million from $14.8 million during the same period a year ago and accounted for 4.3% of the Company's total revenue. The decrease in both the thirteen and thirty-nine week periods was due primarily to decreases in business-to-business sales.

•
Real estate development and management revenue for the thirteen weeks ended October 31, 2015 increased $0.3 million, or 37.5%, to $1.1 million from $0.8 million during the same period a year ago and accounted for 1.1% of the Company’s total revenue. Real estate development and management revenue for the thirty-nine weeks ended October 31, 2015 increased $1.3 million, or 61.9%, to $3.4 million from $2.1 million during the same period a year ago and accounted for 1.1% of the Company's total revenue. The increase during these periods was primarily due to the completion of development activities and collection of rents from the anchor tenant in the Company's Gardendale, Alabama shopping center.

•	The intersegment sales elimination primarily represents sales from retail trade to electronic commerce trade and other revenue from retail trade to real estate development and management.
Gross profit
The following table sets forth gross profit data by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31, 2015	% of Revenue	November 1, 2014	% of Revenue	October 31, 2015	% of Revenue	November 1, 2014	% of Revenue
Retail Trade	$26,275	26.4%	$25,464	25.7%	$81,695	26.8%	$83,018	27.0%
Electronic Commerce Trade	737	17.5%	1,020	18.8%	2,213	16.7%	2,182	14.8%
Real Estate Development and Management	959	86.5%	594	73.2%	2,847	84.1%	1,703	80.0%
Intersegment Sales Elimination	(140)	4.5%	(490)	11.5%	(502)	5.2%	(1,121)	10.2%
Gross Profit	$27,831	27.4%	$26,588	26.3%	$86,253	27.7%	$85,782	27.4%
During the thirteen weeks ended October 31, 2015, total gross profit increased $1.2 million to $27.8 million from $26.6 million in the thirteen weeks ended November 1, 2014. For the thirteen weeks ended October 31, 2015, gross profit as a percentage of revenue increased to 27.4% from 26.3% during the same period a year ago. During the thirty-nine weeks ended October 31, 2015, total gross profit increased $0.5 million to $86.3 million from $85.8 million in the thirty-nine weeks ended November 1, 2014. For the thirty-nine weeks ended October 31, 2015, gross profit as a percentage of revenue increased to 27.7% from 27.4% during the same period a year ago. The changes by segment were as follows:

•
Retail trade gross profit for the thirteen weeks ended October 31, 2015 increased $0.8 million, or 3.1%, to $26.3 million from $25.5 million during the same period a year ago. For the thirteen weeks ended October 31, 2015, retail trade gross profit as a percentage of revenue increased to 26.4% from 25.7% during the same period a year ago. The increase in gross profit was a result of stronger sales in high margin product categories. Retail trade gross profit for the thirty-nine weeks ended October 31, 2015 decreased $1.3 million, or 1.6%, to $81.7 million from $83.0 million during the same period a year ago. For the thirty-nine weeks ended October 31, 2015, retail trade gross profit as a percentage of revenue decreased to 26.8% from 27.0% during the same period a year ago. The decrease in gross profit was a result of higher discounts and the impact of lower leverage on occupancy and warehouse operating costs due to lower sales.

•
Electronic commerce trade gross profit for the thirteen weeks ended October 31, 2015 decreased $0.3 million, or 30.0%, to $0.7 million from $1.0 million during the same period a year ago. Electronic commerce trade gross profit as a percentage of revenue decreased to 17.5% from 18.8% during the same period a year ago. The decrease in gross profit as a percentage of revenue for the thirteen week period was due to higher discounts. Electronic commerce trade gross profit for the thirty-nine weeks ended October 31, 2015 was flat compared to the same period a year ago at $2.2 million. Electronic commerce trade gross profit as a percentage of revenue increased to 16.7% from 14.8% during the same period a year ago.The increase in gross profit as a percentage of revenue for the thirty-nine week period was due to lower shipping costs and lower discounts.

•
Real estate development and management gross profit for the thirteen weeks ended October 31, 2015 increased $0.4 million, or 66.7%, to $1.0 million from $0.6 million during the same period a year ago. Real estate development and management gross profit for the thirty-nine weeks ended October 31, 2015 increased $1.1 million, or 64.7%, to $2.8 million from $1.7 million during the same period a year ago. The increase in gross profit for both the thirteen and thirty-nine week periods was due to an increase in revenue (as discussed above).

Operating, selling and administrative expenses
The following table sets forth operating, selling and administrative expense data for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31, 2015	% of Revenue	November 1, 2014	% of Revenue	October 31, 2015	% of Revenue	November 1, 2014	% of Revenue
Operating, selling and administrative expenses	$30,623	30.1%	$29,348	29.0%	$91,381	29.4%	$87,702	28.0%
Operating, selling and administrative expenses were $30.6 million for the thirteen weeks ended October 31, 2015, compared to $29.3 million during the same period last year, an increase of 4.4%. Operating, selling and administrative expenses were $91.4 million for the thirty-nine weeks ended October 31, 2015, compared to $87.7 million during the same period last year, an increase of 4.2%. The increase in operating, selling and administrative expenses for both of these periods was primarily due to higher professional and legal fees related to the Merger and retail payroll expenses. Excluding the Merger costs, operating, selling and administrative expenses would have been 29.7% of revenue instead of 30.1% for the thirteen weeks ended October 31, 2015. Excluding the Merger costs, operating, selling and administrative expenses would have been 28.7% of revenue instead of 29.4% for the thirty-nine weeks ended October 31, 2015.
Depreciation and amortization
The following table sets forth depreciation and amortization data by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31, 2015	% of Revenue	November 1, 2014	% of Revenue	October 31, 2015	% of Revenue	November 1, 2014	% of Revenue
Retail Trade	$3,522	3.5%	$4,071	4.1%	$10,667	3.5%	$12,446	4.0%
Electronic Commerce Trade	39	0.9%	62	1.1%	125	0.9%	214	1.4%
Real Estate Development and Management	217	19.6%	170	20.9%	627	18.5%	460	21.6%
Depreciation and amortization	$3,778	3.7%	$4,303	4.3%	$11,419	3.7%	$13,120	4.2%
Depreciation and amortization expense was $3.8 million for the thirteen weeks ended October 31, 2015, compared to $4.3 million for the thirteen weeks ended November 1, 2014. The decrease was primarily due to capital spending on longer life building property in our real estate segment that has resulted in lower depreciation and amortization expense compared to the same period last year. Depreciation and amortization expense as a percentage of revenue for the thirteen weeks ended October 31, 2015 and November 1, 2014 totaled 3.7% and 4.3%, respectively. Depreciation and amortization expense was $11.4 million for the thirty-nine weeks ended October 31, 2015, compared to $13.1 million for the thirty-nine weeks ended November 1, 2014. The decrease was primarily due to capital spending on longer life building property in our real estate segment that has resulted in lower depreciation and amortization expense compared to the same period last year. Depreciation and amortization expense as a percentage of revenue for the thirty-nine weeks ended October 31, 2015 and November 1, 2014 totaled 3.7% and 4.2%, respectively. The decrease in depreciation as a percentage of revenue for both periods was primarily due to capital spending on assets with longer useful lives as described above.

Operating loss
The following table sets forth operating loss from continuing operations by segment for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31, 2015	% of Revenue	November 1, 2014	% of Revenue	October 31, 2015	% of Revenue	November 1, 2014	% of Revenue
Retail Trade	$(7,025)	(7.1)%	$(6,784)	(6.8)%	$(17,851)	(5.9)%	$(15,152)	(4.9)%
Electronic Commerce Trade	84	2.0%	(124)	(2.3)%	211	1.6%	103	0.7%
Real Estate Development and Management	530	47.8%	241	29.7%	1,661	49.1%	843	39.6%
Intersegment Sales Elimination	(159)	5.2%	(396)	9.3%	(568)	5.9%	(834)	7.6%
Operating loss	$(6,570)	(6.5)%	$(7,063)	(7.0)%	$(16,547)	(5.3)%	$(15,040)	(4.8)%
The Company’s consolidated operating loss from continuing operations for the thirteen weeks ended October 31, 2015 decreased $0.5 million, or 7.0%, to an operating loss of $6.6 million from $7.1 million for the same period a year ago. The decrease in the operating loss from continuing operations for the thirteen weeks ended October 31, 2015 was due to increased gross profit and lower depreciation and amortization expense, partially offset by increased selling, general and administrative expenses. The Company's consolidated operating loss from continuing operations for the thirty-nine weeks ended October 31, 2015 increased $1.5 million, or 10.0%, to an operating loss of $16.5 million from $15.0 million for the same period a year ago. The increase in operating loss for this period was primarily due to higher selling, general and administrative expenses related primarily to an increase in professional and legal fees and higher retail payroll expenses as discussed above. These amounts were partially offset by additional income in the real estate development and management segment from higher revenue and a reduction in depreciation expense.
Interest expense, net
The following table sets forth interest expense data for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31, 2015	% of Revenue	November 1, 2014	% of Revenue	October 31, 2015	% of Revenue	November 1, 2014	% of Revenue
Interest expense	$680	0.7%	$478	0.5%	$1,853	0.6%	$1,603	0.5%
Net interest expense was $0.7 million, or 0.7% of revenue, for the thirteen weeks ended October 31, 2015 and $1.9 million, or 0.6% of revenue, for the thirty-nine weeks ended October 31, 2015. The increase in expense for both periods was primarily due to additional borrowing in our real estate development and management segment.
Income tax expense (benefit)
The following table sets forth income tax expense (benefit) data for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31, 2015	% of Revenue	November 1, 2014	% of Revenue	October 31, 2015	% of Revenue	November 1, 2014	% of Revenue
Income tax expense (benefit)	$(17)	0.0%	$(476)	(0.5)%	$(265)	(0.1)%	$(442)	(0.1)%
Income tax benefit was $17 thousand, or 0.0% of revenue, for the thirteen weeks ended October 31, 2015, compared to an income tax benefit of $476 thousand, or (0.5)% of revenue, for the same period last year. The decrease in income tax benefit for the thirteen weeks ended October 31, 2015 primarily resulted from available net operating loss carryback, largely offset by adjustments to prior periods. Income tax benefit was $0.3 million, or (0.1)% of revenue, for the thirty-nine weeks ended October 31, 2015, compared to an income tax benefit of $442 thousand, or (0.1)% of revenue, for the same period last year. The decrease in income tax benefit for the thirty-nine weeks ended October 31, 2015 primarily resulted from available net loss carryback, largely offset by adjustments to prior periods.
Net Loss
The following table sets forth net loss for the periods presented (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31, 2015	% of Revenue	November 1, 2014	% of Revenue	October 31, 2015	% of Revenue	November 1, 2014	% of Revenue
Net loss	$(7,175)	(7.1)%	$(7,055)	(7.0)%	$(18,149)	(5.8)%	$(16,024)	(5.1)%
As a result of the factors discussed above, the Company reported a consolidated net loss of $7.2 million, or (7.1)% of revenue, for the thirteen weeks ended October 31, 2015, compared to a consolidated net loss of $7.1 million, or (7.0)% of revenue, for the same period last year. The Company reported a consolidated net loss of $18.1 million, or (5.8)% of revenue, for the thirty-nine weeks ended October 31, 2015, compared to a consolidated net loss of $16.0 million, or (5.1)% of revenue, for the same period last year.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under the Credit Facility, as described in Note 8, "Short-term Borrowing and Long-term Debt," to the condensed consolidated financial statements. The maximum outstanding borrowings under the Credit Facility (excluding the face amount of letters of credit issued thereunder) during the thirty-nine weeks ended October 31, 2015 and November 1, 2014 were $42.0 million and $51.0 million, respectively.

Cash Flows
Operating activities used cash of $20.6 million and $14.0 million in the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively, and included the following:

•
Cash used by inventories in the thirty-nine weeks ended October 31, 2015 was $39.3 million, compared to $19.4 million of cash used by inventories in the thirty-nine weeks ended November 1, 2014, an increase of $19.8 million of cash used year over year. The increase in cash used by inventories was primarily due to timing of inventory receipts.

•
Depreciation in the thirty-nine weeks ended October 31, 2015 was $11.4 million, compared to $13.2 million in depreciation in the thirty-nine weeks ended November 1, 2014, a decrease of $1.7 million of year over year. The decrease in depreciation was primarily due to capital spending on longer-life building property in our real estate development and management segment that has resulted in lower depreciation compared to the same period last year.

•
Cash provided by trade and related party accounts payable in the thirty-nine weeks ended October 31, 2015 was $27.9 million, compared to $11.0 million of cash provided by trade and related party accounts payable in the thirty-nine weeks ended November 1, 2014, an increase of $16.8 million of cash provided year over year. The increase from the prior year was primarily the result of an increase in inventory receipts.

•
Cash used by accrued expenses and deferred rent in the thirty-nine weeks ended October 31, 2015 was $3.3 million, compared to $4.1 million of cash used by accrued expenses and deferred rent in the thirty-nine weeks ended November 1, 2014, a decrease of $0.8 million in cash used year over year. The decrease from the prior year was primarily the result of timing for payroll-related accruals.

Cash used in investing activities was $8.4 million and $19.9 million for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively. Cash used in investing activities in the thirty-nine weeks ended October 31, 2015 primarily related to capital expenditures for the development of commercial real estate, the opening of new stores and the remodeling of existing stores and other improvements. Cash used in investing activities in the thirty-nine weeks ended November 1, 2014 was primarily related to capital expenditures for development of commercial real estate, acquisition of commercial real estate, the opening of new stores and the remodeling of existing stores and other improvements. The decrease in cash used in investing activities from the prior year was primarily due to less development in our real estate development and management segment and less capital spending on existing stores and other improvements.

Cash flows from financing activities generally consist of borrowings and repayments related to our short-term and long-term debt. Financing activities provided cash of $30.8 million and $30.6 million for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively. The increase from the prior year was primarily due to increased borrowings in support of higher inventory receipts, partially offset by a purchase of treasury shares in the prior year.
Financial Position
Inventory balances were $227.2 million as of October 31, 2015, compared to $188.0 million as of January 31, 2015. The increase in inventory of 20.1% was primarily due to increases in inventory levels in anticipation of the upcoming holiday season. Trade and related party accounts payable balances were $108.6 million as of October 31, 2015, compared to $80.8 million as of January 31, 2015. The increase in trade and related party accounts payable was due to additional inventory receipts financed by vendor payables. Accrued expenses were $34.3 million as of October 31, 2015, compared to $38.9 million as of January 31, 2015. The decrease in accrued expenses was primarily due to payment of fiscal 2015 bonuses subsequent to January 31, 2015.
Future Commitments
The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments of the Company at October 31, 2015 (in thousands):

	Payments Due Under Contractual Obligations(1)
	Total	FY 2016	FY 2017	FY 2018	FY 2019	FY 2020	Thereafter
Short-term borrowings(2)	$31,747	$31,747	$—	$—	$—	$—	$—
Industrial revenue bond	3,740	—	3,740	—	—	—	—
PGP Florence, PGP Gardendale and PGP Fayetteville commercial real estate debt	29,470	227	1,086	1,136	1,190	1,245	24,586
Related party debt(3)	542	9	35	36	462	—	—
Subtotal of debt	65,499	31,983	4,861	1,172	1,652	1,245	24,586
Interest(4)	14,210	298	1,342	1,285	1,224	1,156	8,905
Operating leases(5)	144,836	9,839	37,918	31,450	24,681	17,584	23,364
Capital leases	1,271	124	498	477	172	—	—
Total of obligations	$225,816	$42,244	$44,619	$34,384	$27,729	$19,985	$56,855

(1)
This table excludes any amounts related to the payment of income tax uncertainties, as the Company cannot make a reasonable estimate of the periods of cash settlements with the respective taxing authorities.

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

The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. The overall maximum amount of possible obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities were recorded for these obligations on the Company’s balance sheet at October 31, 2015 or January 31, 2015, as such potential liabilities were considered not probable at such dates.
Related Party Activities
See Note 4, "Related Party Transactions," to the condensed consolidated financial statements for information regarding related party activities.
Critical Accounting Policies
A summary of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC. No changes to these policies have occurred during the thirty-nine weeks ended October 31, 2015.
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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended January 31, 2015 and our Quarterly Report on Form 10-Q for the period ended August 1, 2015 that could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

3.1 (a)
Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 33-52256), originally filed September 21, 1992).

3.1 (b)
Certificate Regarding Amendment of the Certificate of Incorporation of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012).

3.2	Amended and Restated By-Laws of Books-A-Million, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 14, 2015).

31.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of R. Todd Noden, Executive Vice President and Chief Financial Officer of Books-A-Million, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Terrance G. Finley, Chief Executive Officer and President of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of R. Todd Noden, Executive Vice President and Chief Financial Officer of Books-A-Million, Inc., pursuant to 18 U.S.C. Section 1350.

101	Interactive Data Files for Books-A-Million, Inc.’s Quarterly Report on Form 10-Q for the period ended October 31, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKS-A-MILLION, INC.

Date: December 9, 2015	By:	/s/ Terrance G. Finley
Terrance G. Finley
Chief Executive Officer and President (Principal Executive Officer)

Date: December 9, 2015	By:	/s/ R. Todd Noden
R. Todd Noden
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)